Form 10QSB
period 1996-02-29
CARDIODYNAMICS INTERNATIONAL CORP
filed 1996-04-12
CIK 719722

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


                    (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

                                          OR

                    ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                 OF THE EXCHANGE ACT

                            COMMISSION FILE NUMBER 0-11868


CARDIODYNAMICS INTERNATIONAL CORPORATION


    CALIFORNIA                              95-3533362


    6155 CORNERSTONE COURT EAST, SUITE 125
    SAN DIEGO, CALIFORNIA                   92121

    ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 535-0202

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No
                                                                -----     -----
Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes  X   No
                                                  -----    -----
As of April 1, 1996, 22,010,053 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----
                                       1

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                REPORT ON FORM 10-QSB



                                  TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements: Balance Sheets as of
              February 29, 1996 (Unaudited) and November 30,
              1995 (Audited)                                          3

              Statements of Operations (Unaudited) for the
              three months ended February 29, 1996 and
              February 28, 1995                                       5

              Statements of Cash Flows (Unaudited) for the
              three months ended February 29, 1996 and
              February 28, 1995                                       6

              Statements of Changes in Stockholders'
              Equity (Deficit) for the three months ended
              February 29, 1996 and fiscal year ended
              November 30, 1995                                       7

              Notes to the Financial Statements (Unaudited)           8

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                       9


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                       11

Item 2.       Changes in Securities                                   11

Item 3.       Defaults Upon Senior Securities                         11

Item 4.       Submission of Matters to a Vote of
              Security-Holders                                        11

Item 5.       Other Information                                       11

Item 6.       Exhibits and Reports on Form 8-K                        12

              Signatures                                              13

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                    BALANCE SHEETS

                                        ASSETS


                                               February 29,   November 30,
                                                   1996           1995
                                               (Unaudited)     (Audited)
                                               ------------   ------------
Current assets:
 Cash & cash equivalents                       $     30,341   $      7,441
 Accounts receivable, less allowance
  for doubtful accounts of $32,354 in 1996
  and $32,354 in 1995                                19,678         75,861
 Short-term marketable securities                   224,633        173,883
 Inventory, net                                     352,202        263,382
 Prepaid expenses                                     9,220            642
                                               ------------   ------------
  Total current assets                              636,074        521,209
                                               ------------   ------------
Property and equipment, net                         164,725        166,304
                                               ------------   ------------
Other assets:
 Deposits                                             6,615          6,615
 Long-term marketable securities                    109,005         85,568
                                               ------------   ------------
  Total other assets                                115,620         92,183
                                               ------------   ------------
    Total assets                               $    916,419   $    779,696
                                               ------------   ------------
                                               ------------   ------------


                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                    BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                               February 29,   November 30,
                                                   1996           1995
                                               (Unaudited)      (Audited)
                                               ------------   ------------

Current liabilities:
 Accounts payable                                    91,055        186,027
 Accrued expenses                                    64,380         84,532
 Accrued compensation                                18,766         47,857
 Customer deposits                                        -         26,075
 Current portion of long-term debt                   14,231         14,231
                                               ------------   ------------

  Total current liabilities                         188,432        358,722

Long-term debt, less current maturities              40,188         48,496
                                               ------------   ------------
Commitments and contingencies:
 Redeemable preferred stock, no par,
  500,000 shares authorized; issued
  246,793 shares                                    616,986        616,986
                                               ------------   ------------
Stockholder's equity (deficit):
 Common stock, no par, 50,000,000
  shares authorized; issued and outstanding
  18,051,433 shares in 1996 and
  17,951,320 shares in 1995                       4,620,084      4,594,858
 Common stock subscribed                            851,000        325,000
 Accumulated deficit                             (5,382,020)    (5,071,928)
 Unrealized gain (loss) on investment
  securities, no net tax provision                  (18,251)       (92,438)
                                               ------------   ------------
  Total stockholder's equity (deficit)               70,813       (244,508)
                                               ------------   ------------
    Total liabilities and stockholders' equity $    916,419   $    779,696
                                               ------------   ------------
                                               ------------   ------------


                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                               STATEMENT OF OPERATIONS



                                                   Three Months Ended
                                               February 29,   February 28,
                                                   1996           1995
                                               ------------   ------------

Net revenues                                        $61,010        $74,566
                                               ------------   ------------
Costs and expenses:
 Cost of sales                                       32,731         77,477
 Selling, general and administrative expenses       264,033        271,054
 Provision for doubtful accounts                          -          9,000
 Research and development                            73,361         14,277
                                               ------------   ------------
  Total costs and expenses                          370,125        371,808

Other (expenses) income:
 Interest expense                                      (177)        (3,677)
 Other income                                             0         11,670
                                               ------------   ------------
  Total other income (expenses)                        (177)         7,993
                                               ------------   ------------
Loss before income taxes                           (309,292)      (289,249)

Provision for income taxes                             (800)          (800)
                                               ------------   ------------
Net loss                                          ($310,092)     ($290,049)
                                               ------------   ------------
                                               ------------   ------------
Net loss per common share                             (0.01)         (0.03)
                                               ------------   ------------
                                               ------------   ------------
Weighted average number of shares outstanding    20,788,570      9,213,798
                                               ------------   ------------
                                               ------------   ------------


                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                               STATEMENTS OF CASH FLOWS



                                               For The Three Months Ended
                                               February 29,   February 28,
                                                  1996            1995
                                               (Unaudited)    (Unaudited)
                                               ------------   ------------

Cash flows from operating activities:
  Net loss                                        ($310,092)     ($290,049)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                      10,770          5,625
  Provision for doubtful accounts                         -         18,000

Changes in operating assets and liabilities:
  Decrease in accounts receivable                    56,183         30,445
  (Increase) decrease in inventories                (88,820)        12,112
  (Increase) in other current assets                 (8,578)        (5,014)
  (Decrease) increase in accounts payable           (94,972)        53,465
  (Decrease) increase in accrued expenses           (20,152)        93,864
  (Decrease) in accrued compensation                (29,091)       (14,247)
  (Decrease) in customer deposits                   (26,075)             -
                                               ------------   ------------
Net cash used in operating activities              (510,827)       (95,799)
                                               ------------   ------------
Cash flows from investing activities:
  Capital expenditures                               (9,191)             -
                                               ------------   ------------
Net cash (used in) provided by investing
 activities                                          (9,191)             0
                                               ------------   ------------
Cash flows from financing activities:
  Repayment of long-term borrowings                  (8,308)      (127,584)
  Increases in long-term borrowings                       0        114,379
  Proceeds from exercise of Class A Warrants            226              -
  Proceeds from subscribed common stock             551,000              -
  Proceeds from sale of common stock                      -        225,739
                                               ------------   ------------
Net cash provided by (used in) financing
 activities                                         542,918        212,534
                                               ------------   ------------
Net increase in cash and cash equivalents            22,900        116,735

Cash and cash equivalents at beginning
  of period                                           7,441         17,386
                                               ------------   ------------
Cash and cash equivalents at end of period          $30,341       $134,121
                                               ------------   ------------
                                               ------------   ------------


                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                       Common Stock            Common Stock      Unrealized Gain (Loss)
                                  Issued and Outstanding        Subscribed          on Investment in    Accumulated
                                   Shares        Amount      Shares    Amount           Securities        Deficit        Total
                                  ----------------------   --------------------  ---------------------- -----------  ------------
Balance at November 30, 1994       8,912,813    2,479,119                                        -      (2,669,455)      (190,336)

Issuance of common stock           8,688,507    2,028,239                                                               2,028,239
                                                                                                                         ---------
Issuance of common stock for
 professional services               350,000       87,500                                                                  87,500

Common stock subscribed                                      1,300,000   325,000                                          325,000

Unrealized loss on investment
 securities, no net tax provision                                                         (92,438)                        (92,438)

Net loss                                                                                                (2,402,473)    (2,402,473)
                                  ----------   ----------    ---------  --------       ----------       -----------    -----------
Balance at November 30, 1995      17,951,320   $4,594,858    1,300,000  $325,000         ($92,438)     ($5,071,928)     ($244,508)
                                  ----------   ----------    ---------  --------       ----------       -----------    -----------
Issuance of common stock             100,000       25,000     (100,000)  (25,000)

Common stock subscribed                                      2,204,000   551,000                                          551,000

Unrealized gain on investment
 securities, no net tax provision                                                         74,187                           74,187

Exercise of Class A warrants             113          226                                                                     226

Net loss                                                                                                  (310,092)      (310,092)
                                  ----------  ----------     ---------- --------       ----------      -----------    -----------
Balance at February 29, 1996      18,051,433   $4,620,084     3,404,000 $851,000         ($18,251)     ($5,382,020)       $70,813
                                  ----------   ----------    ---------- --------       ----------      -----------    -----------
                                  ----------   ----------    ---------- --------       ----------      -----------    -----------


                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996


Note 1:  Basis of Presentation:

         The accompanying financial statements have been prepared in accordance with the requirements for Form 10-QSB and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements as presented in the Company's Form 10-KSB for the fiscal year ended November 30, 1995. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                REPORT ON FORM 10-QSB
                      PART I:  FINANCIAL INFORMATION (CONTINUED)



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements for the fiscal year ended November 30, 1995.

         RESULTS OF OPERATIONS

After the end of the second quarter of fiscal 1995, the Board of Directors concluded that spending at the levels directed by the Chief Executive Officer was unwise, replaced him, and instituted different strategies for marketing, sales, administration and cash conservation. New management then determined that selling efforts were inefficient, that inventory of saleable machines was inadequate, that substantial product redesign was necessary and that quality control and component supply issues needed to be resolved. New management devoted the third and fourth quarters of fiscal 1995 and the first quarter of fiscal 1996 toward attempting to put the Company's house in order internally on these matters.

As a result, the Company's first quarter revenue was minimal (even less than the first quarter revenues of fiscal 1995), and the Company incurred an operating loss. Management anticipates that by late Spring 1996 it will be able to introduce its digital BioZ System using the Company's proprietary Thoracic Electrical Bioimpedance technology.

Operating costs were approximately 1/2% lower in the first quarter of fiscal 1996 than in the first quarter of fiscal 1995. However, the research and development portion of the operating costs was up 81% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, due to the product redesign effort.

The Company's number of shares outstanding increased significantly during fiscal 1995 and the first quarter of fiscal 1996 due to the necessity of selling shares to CardioDynamics Holdings, LLC and to its individual members. CardioDynamics Holdings, LLC obtained control of the Company in the first quarter of fiscal 1995.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                REPORT ON FORM 10-QSB
                      PART I:  FINANCIAL INFORMATION (CONTINUED)


         LIQUIDITY AND CAPITAL RESOURCES

Working capital at February 29, 1996 was $447,642 compared to $162,487 at November 30, 1995. Such working capital levels are inadequate to sustain the Company long at present sales levels. In the fiscal 1995 year-end audit reports, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. The Company was in bankruptcy proceedings from March 6, 1992 to October 21, 1993.

To fund its operating losses, the Company is currently relying on periodic purchases of unregistered common stock, and/or advances under a secured convertible promissory note, by members of the Board of Directors and/or CardioDynamics Holdings, LLC. There are no binding obligations for such purchases or advances to continue.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                REPORT ON FORM 10-QSB
                              PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         During October 1994, a complaint entitled B. BO SRAMEK AND HEVKA H. SRAMEK V. CARDIODYNAMICS INTERNATIONAL CORPORATION was filed in San Diego County Superior Court. The complaint sought damages of approximately $86,000 on behalf of B. Bo Sramek, a former CDIc officer, for breach of an alleged Consulting Services Agreement dated June 2, 1993. The complaint seeks additional damages of approximately $45,000 on behalf of Hevka H. Sramek for the alleged breach of an employment agreement by CDIc. The Company answered the complaint denying all allegations and filed a cross-complaint seeking repayment of monies paid Hevka
H. Sramek in excess of the guidelines set forth in the Chapter 11 Bankruptcy Plan of Reorganization. The case was tried in San Diego Superior Court in January 1996, and on February 29, 1996, the Court awarded the Srameks $60,970.29 and the costs of their suit.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         Effective February 1, 1996, Jouko Rissanen resigned as Vice President of CardioDynamics International Corporation.

         In February 1996, Rhonda F. Pederson was promoted from Vice President of Operations to the newly created position of Chief Operating Officer. In January 1996, CDIc hired Dr. Markus J. Osypka to the newly created position of Engineering Director, New Product Development. Dr. Osypka has a Ph.D. in electrical engineering with applied research experience in electrical bioimpedance, which is the basis of CardioDynamics' product line.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                REPORT ON FORM 10-QSB
                              PART II: OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

         27.  Financial Data Schedule.


    (b)  REPORTS ON FORM 8-K.

         None.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARDIODYNAMICS INTERNATIONAL CORPORATION


Date: April 12, 1996              By: /s/ Richard E. Otto
                                          ---------------
                                          Richard E. Otto
                                          President and CEO


Date: April 12, 1996              By: /s/ Gayle A. Manakas
                                          ----------------
                                          Gayle A. Manakas
                                          Controller (Chief Accounting Officer)