Form 10QSB
period 1996-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1996-07-15
CIK 719722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                OR

          ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE EXCHANGE ACT

                   COMMISSION FILE NUMBER 0-11868



              CARDIODYNAMICS INTERNATIONAL CORPORATION


               CALIFORNIA                    95-3533362


                6155 CORNERSTONE COURT EAST, SUITE 125
               SAN DIEGO, CALIFORNIA              92121


       ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 535-0202


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes __X__   No ____

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes __X__   No ____

As of July 1, 1996, 29,209,384 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____  No __X__

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                              REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                       PAGE NO.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements: Balance Sheets as of May 31, 1996
            (Unaudited) and November 30, 1995 (Audited)                       3

            Statements of Operations (Unaudited) for the Three Months Ended
            May 31, 1996 and 1995 and for the Six Months Ended May 31, 1996
            and 1995                                                          5

            Statements of Cash Flows (Unaudited) for the Six Months Ended
            May 31, 1996 and May 31, 1995                                     6

            Statements of Changes in Stockholders' Equity (Deficit) for
            the Six Months Ended May 31, 1996 (Unaudited) and Fiscal
            Year Ended November 30, 1995 (Audited)                            7

            Notes to the Financial Statements (Unaudited)                     8

Item 2.     Management's Discussion and Analysis or Plan of Operation         9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                11

Item 2.     Changes in Securities                                            11

Item 3.     Defaults Upon Senior Securities                                  11

Item 4.     Submission of Matters to a Vote of Security-Holders              11

Item 5.     Other Information                                                11

Item 6.     Exhibits and Reports on Form 8-K                                 12

            Signatures                                                       13

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                                BALANCE SHEETS


                                    ASSETS


                                              May 31,             November 30,
                                               1996                   1995
                                            (Unaudited)            (Audited)
                                            -----------           ------------
Current assets:
   Cash & cash equivalents                      $59,624             $7,441
   Accounts receivable, less allowance
    for doubtful accounts of $32,354
    in 1996 and $32,354 in 1995                  10,786             75,861
   Short-term marketable securities             433,381            173,883
   Inventory, net                               388,508            263,382
   Prepaid expenses                               2,600                642
                                             ----------           --------
     Total current assets                       894,899            521,209
                                             ----------           --------
Property and equipment, net                     165,041            166,304
                                             ----------           --------

Other assets:
   Deposits                                       4,250              6,615
   Long-term marketable securities                   --             85,268
                                             ----------           --------
     Total other assets                           4,250             91,883
                                             ----------           --------
               Total assets                  $1,064,190           $779,396
                                             ==========           ========

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                  BALANCE SHEETS


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              May 31,           November 30
                                               1996                 1995
                                            (Unaudited)          (Audited)
                                            -----------         -----------
Current liabilities:
   Accounts payable                              84,563            186,027
   Accrued expenses                               4,056             84,532
   Accrued compensation                          21,806             47,857
   Customer deposits                             13,050             26,075
   Current portion of long-term debt             14,430             14,231
   Redemption value of marketable
     securities for preferred shareholders        6,418                 --
                                             ----------           --------
     Total current liabilities                  144,323            358,722

Long-term debt, less current maturities         655,846             48,496
                                             ----------           --------
Commitments and contingencies:
   Redeemable preferred stock, no par,
    500,000 shares authorized; issued
    246,793 shares                                   --            616,986
                                             ----------           --------
Stockholder's equity (deficit):
   Common stock, no par, 50,000,000
    shares authorized; issued and
    outstanding 22,044,433 shares
    in 1996 and 17,951,320 shares
    in 1995                                   5,618,334          4,594,858
   Common stock subscribed                       10,799            325,000
   Preferred stock, no par,
    500,000 shares authorized; issued
    235,994 shares                              589,985                 --
   Accumulated deficit                       (6,046,373)        (5,071,928)
   Unrealized gain (loss) on investment
    securities, no net tax provision             91,276             92,738
                                             ----------           --------
     Total stockholder's equity
      (deficit)                                 264,021           (244,808)
                                             ----------           --------
               Total liabilities and
                stockholders' equity         $1,064,190           $779,396
                                             ==========           ========

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                           STATEMENTS OF OPERATIONS

                                                       Three Months Ended                            Six Months Ended
                                                 May 31,                  May 31               May 31,          May 31
                                                  1996                     1995                  1996            1995
                                              (Unaudited)              (Unaudited)            (Unaudited)     (Unaudited)
                                              -----------              -----------            -----------     -----------
Net revenues                                    $11,771                 $131,688               $72,716         $206,254
                                              ---------                ---------             ---------        ---------
Costs and expenses:
   Cost of sales                                 32,052                  136,407                64,783          213,884
   Selling, general and administrative
    expenses                                    480,153                  656,292               744,187          927,346
   Provision for doubtful accounts                   --                       --                    --            9,000
   Research and development                     159,832                   15,039               233,192           29,316
                                              ---------                ---------             ---------        ---------
     Total costs and expenses                   672,037                  807,738             1,042,162        1,179,546

Other (expenses) income:
   Interest expense                              (4,715)                    (611)               (4,892)          (4,288)
   Other income                                     693                       --                   693           11,669
                                              ---------                ---------             ---------        ---------
     Total other income (expenses)               (4,022)                    (611)               (4,199)           7,381
                                              ---------                ---------             ---------        ---------

Loss before income taxes                       (664,288)                (676,661)             (973,645)        (965,911)

Provision for income taxes                            0                       --                  (800)            (800)
                                              ---------                ---------             ---------        ---------
Net loss                                      ($664,288)               ($676,661)            ($974,445)       ($966,711)
                                              =========                =========             =========        =========
Net loss per common share                        ($0.03)                  ($0.06)               ($0.05)          ($0.09)
                                              =========                =========             =========        =========


                     CARDIODYNAMICS INTERNATIONAL CORPORATION
                             STATEMENTS OF CASH FLOWS


                                                  For The Six Months Ended
                                                    May 31,            May 31,
                                                     1996               1995
                                                  (Unaudited)        (Unaudited)
                                                  -----------        -----------
Cash flows from operating activities:
     Net loss                                     ($974,445)         ($966,711)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                      21,987             11,250
  Provision for doubtful accounts                      --               18,000
  Issuance of Common Stock for services                --               75,000

Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable         65,075            (28,647)
  (Increase) decrease in inventories               (125,126)               315
  Decrease in deposits                                2,365               --
  (Increase) in other current assets                 (1,958)           (17,553)
  (Decrease) increase in accounts payable          (101,464)           130,335
  (Decrease) increase in accrued expenses           (80,476)            52,021
  (Decrease) in accrued compensation                (26,051)            (4,028)
  (Decrease) in deferred revenue                       --              (14,100)
  (Decrease) in customer deposits                   (13,025)              --
                                                 ----------           ---------
Net cash used in operating activities            (1,233,118)          (744,118)
                                                 ----------           --------
Cash flows from investing activities:
  Capital expenditures                              (20,724)          (109,974)
                                                 ----------           ---------
Net cash used in investing activities               (20,724)          (109,974)
                                                 ----------           ---------
Cash flows from financing activities:
  Repayment of long-term borrowings                 (17,451)          (133,901)
  Increases in long-term borrowings                 625,000            480,797
  Proceeds from exercise of Class A Warrants            226                --
  Proceeds from sale of common stock                698,250            934,319
                                                 ----------           ---------
Net cash provided by financing activities         1,306,025          1,281,215
                                                 ----------           ---------
Net increase in cash and cash equivalents            52,183            427,123

Cash and cash equivalents at beginning of period      7,441             17,386
                                                 ----------           ---------
Cash and cash equivalents at end of period        $  59,624           $444,509
                                                 ==========           =========

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                          Unrealized
                          Common Stock       Preferred Stock                              Gain (Loss)
                          Issued and            Issued and            Common Stock       on Investment
                          Outstanding           Outstanding            Subscribed             in        Accumulated
                      Shares      Amount     Shares    Amount       Shares     Amount     Securities       Deficit         Total
                    ----------  ----------   --------  --------   ---------    -------    ----------     -----------      --------

Balance at
 November 30, 1994   8,912,813   2,479,119                                                       --      (2,669,455)      (190,336)

Issuance of
 common stock        8,688,507      87,500                                                                               2,028,239

Issuance of
 common stock for
 professional
 services              350,000      87,500                                                                                  87,500

Common stock
 subscribed                                                        1,300,000   325,000                                     325,000

Unrealized loss
 on investment
 securities, no
 net tax
 provision                                                                                  (92,438)                       (92,438)

Net loss                                                                                                 (2,402,473)    (2,402,473)
                    ----------  ----------    -------  --------   ---------    -------     --------     -----------     ----------

Balance at
 November 30, 1995  17,951,320  $4,594,858         0         $0               $325,000     ($92,438)    ($5,071,928)     ($244,508)
                    ----------  ----------    -------  --------   ---------   --------     --------     -----------      ---------

Issuance of
 common stock        4,093,000   1,023,250                        (1,300,000) (325,000)                                    698,250

Preferred Stock                               235,994   589,985                                                            589,985

Preferred Stock
 Redemption                                                           10,799    10,799                                      10,799

Unrealized gain
 on investment
 securities, no
 net tax
 provision                                                                                  183,714                        183,714

Exercise of
 Class A
 warrants                  133        226                                                                                      226

Net loss                                                                                                   (974,445)      (974,445)
                    ----------  ----------    -------  --------   ----------   -------      -------     -----------       --------
Balance at
 May 31, 1996       22,044,433  $5,618,334    235,994  $589,985   (1,289,201)  $10,799      $91,276     ($6,046,373)      $264,021
                    ==========  ==========    =======  ========   ==========   =======      =======     ===========       ========


                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MAY 31, 1996



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

          RESULTS OF OPERATIONS

After the end of the second quarter of fiscal 1995, the Board of Directors concluded that spending at the levels directed by the Chief Executive Officer was unwise, replaced him, and instituted different strategies for marketing, sales, administration and cash conservation. New management then determined that selling efforts were inefficient, that inventory of saleable machines was inadequate, that substantial product redesign was necessary and that quality control and component supply issues needed to be resolved. New management devoted the third and fourth quarters of fiscal 1995 and the first and second quarters of fiscal 1996 toward attempting to put the Company's house in order internally on these matters. In the second quarter of fiscal 1996, the Company focused increasingly on development of the BioZ system, a digital signal processor-based noninvasive cardiac output monitor, using the Company's proprietary Thoracic Electrical Bioimpedance technology.

As a result, the Company's second quarter revenue was minimal (even less than the second quarter revenues of fiscal 1995), and the Company incurred an operating loss.

Selling, general and administrative costs were approximately 27% lower in the second quarter of fiscal 1996 than in the second quarter of fiscal 1995, primarily due to curtailment of selling efforts related to the Company's
analog product line.   However, the research and development increased over
tenfold in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, due to the substantial activity on the BioZ development/product redesign effort. In January 1996 the Company hired Dr. Markus Osypka to head its research and development efforts.

The Company's number of shares outstanding increased significantly during fiscal 1995 and the first and second quarters of fiscal 1996 due to the necessity of selling unregistered shares to CardioDynamics Holdings, LLC and to its individual members in order to finance the Company's operating losses. CardioDynamics Holdings, LLC obtained control of the Company in the first quarter of fiscal 1995.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                            REPORT ON FORM 10-QSB
                 PART I:    FINANCIAL INFORMATION (CONTINUED)


          LIQUIDITY AND CAPITAL RESOURCES

Working capital at May 31, 1996 was $750,576 compared to $162,487 at November 30, 1995. Such working capital levels are inadequate to sustain the Company long at present sales levels. In the fiscal 1995 year-end audit reports, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. The Company was in bankruptcy proceedings from March 6, 1992 to October 21, 1993.

To fund its operating losses, the Company was relying at May 31, 1996 on periodic purchases of unregistered common stock, and/or advances under a secured convertible promissory note, by members of the Board of Directors and/or CardioDynamics Holdings, LLC. There are no binding obligations for such purchases or advances to continue.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                            REPORT ON FORM 10-QSB
                        PART II:   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES.

          See Item 6.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None.

Item 5.   OTHER INFORMATION.

The Company began clinical testing of the BioZ System at leading medical centers in Summer 1996, and intends to apply in Summer 1996 to the Food and Drug Administration for 510(K) premarket notification clearance for the BioZ System. There can be no assurance that the clinical trials will be successful or that 510(K) clearance will be obtained timely or at all.

Under the Company's Articles of Incorporation, the holders of Preferred stock had the optional right to redeem their shares of Preferred Stock (but only during the Redemption Period from January 23, 1996 through April 22, 1996) for one share of CardioDynamics International Corporation Common Stock and cash from the sale of certain Portfolio Securities held by CardioDynamics International Corporation. Three (3) Preferred Shareholders, with a total of 10,799 shares, elected to redeem their Preferred Stock. Under the Articles of Incorporation the Company may, but is not obligated to, accept any future requests for redemption.

In June of 1996, CardioDynamics Holdings, LLC invested an additional $1,180,000 in the Company by making optional advances under a secured convertible promissory note, and then converted $1,800,000 of the outstanding principal amount of the note into 7,200,000 shares of Common Stock.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                            REPORT ON FORM 10-QSB
                   PART II:   OTHER INFORMATION (CONTINUED)


On May 30, 1996, the Company's Board of Directors lowered the exercise price of the Series B Warrants from $4.00 to $3.50 and the exercise price of the Series C Warrants from $6.00 to $3.50, in each case effective only through July 8, 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          10.1 Amendment of Purchase Agreement, dated March 31, 1996, between the Company and CardioDynamics Holdings, LLC.

          10.2 Third Amended and Restated Secured Convertible Promissory Note, dated March 31, 1996, in favor of CardioDynamics Holdings, LLC.

          27.  Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K.

          None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CARDIODYNAMICS INTERNATIONAL CORPORATION



Date: July 9, 1996            By: /s/ RICHARD E. OTTO
                                  -------------------
                                  Richard E. Otto
                                  President and CEO


Date: July 9, 1996            By: /s/ STEPHENSON M. DECHANT
                                  -------------------------
                                  Stephenson M. Dechant
                                  CFO (Principal Financial Officer)

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                            REPORT ON FORM 10-QSB



                                EXHIBIT INDEX

                                                                          Page

Exhibit 10.1   Amendment of Purchase Agreement, dated March 31,
               1996, between the Company and CardioDynamics
               Holdings, LLC                                                15

Exhibit 10.2   Third Amended and Restated Secured Convertible
               Promissory Note, dated March 31, 1996, in favor of
               CardioDynamics Holdings, LLC                                 18

Exhibit 27     Financial Data Schedule                                      25