Form 10QSB
period 1996-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1996-10-15
CIK 719722

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED   AUGUST 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________
    TO _________

 Commission File Number:  0-11868


                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
          (Exact name of small business issuer as specified in its charter)

         CALIFORNIA                                   95-3533362
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

6155 CORNERSTONE COURT EAST, SUITE 125, SAN DIEGO, CALIFORNIA           92121
(Address of principal executive offices)                              (Zip Code)

                                    (619) 535-0202
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes   X    No
                                                   ----      -----
                        APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 1, 1996, 29,282,588 shares of Common Stock were outstanding.
                       ----------

Transitional Small Business Disclosure Format
(check one):
Yes         No   X
    -----      ----

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

                                  TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:
        Condensed Balance Sheets at August 31, 1996 (Unaudited)
        and November 30, 1995 (Audited)                                    3

        Condensed Statements of Operations (Unaudited) for the three
        and nine month periods ended August 31, 1996 and 1995              5

        Condensed Statements of Cash Flows (Unaudited) for the nine
        months ended August 31, 1996 and 1995                              6

        Notes to Condensed Financial Statements (Unaudited)                7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 10

ITEM 2. CHANGES IN SECURITIES                                             10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

ITEM 5. OTHER INFORMATION                                                 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  11

        SIGNATURES                                                        11

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)

                                                       AUGUST 31,  NOVEMBER 30,
ASSETS                                                    1996         1995
------                                                 ----------  ------------
Current assets:
 Cash and cash equivalents                               $678,096        $7,441
 Receivables, less allowance for doubtful receivables
   of $22,254 and $32,354, respectively                    42,362        75,861
 Short-term marketable securities                         263,549       173,883
 Inventory, net                                           390,010       263,382
 Other current assets                                      12,150           642
                                                       ----------  ------------
    Total current assets                                1,386,167       521,209

Property and equipment, at cost                           430,580       404,207
Less accumulated depreciation                             275,121       237,903
                                                       ----------  ------------
   Net property and equipment                             155,459       166,304

Other assets:
 Deposits                                                   4,250         6,615
 Long-term marketable securities                               --        85,268
                                                       ----------  ------------
   Total other assets                                       4,250        91,883
                                                       ----------  ------------
          Total assets                                 $1,545,876      $779,396
                                                       ----------  ------------
                                                       ----------  ------------







See accompanying notes to condensed financial statements

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)


                                                                AUGUST 31,   NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                               1996          1995
------------------------------------                            ----------   ------------
Current liabilities:
 Accounts payable                                                  $67,966       $186,027
 Accrued salaries, wages and related benefits                       20,613         47,857
 Other accrued expenses                                              2,318         84,532
 Customer deposits                                                      --         26,075
 Current portion of long-term debt                                  11,280         14,231
 Redemption value of marketable securities for preferred
   shareholders                                                      3,914           --
                                                                ----------   ------------
     Total current liabilities                                     106,091        358,722

Long-term debt, less current maturities                             33,026         48,496

Commitments and contingencies:
 Redeemable preferred stock of no par value.
   Authorized 500,000 shares; none outstanding in
   August and 246,793 in November                                       --        616,986

Shareholders' equity:
 Preferred stock of no par value.
   Authorized 500,000 shares; issued and outstanding
   235,994 shares in August                                        589,985           --

 Common stock of no par value. Authorized 50,000,000
   shares; issued and outstanding 29,282,588 shares
   in August and 17,951,320 in November                          7,524,880      4,594,858

 Common stock subscribed                                                --        325,000

 Accumulated deficit                                           (6,632,054)    (5,071,928)
 Unrealized loss on investment securities                         (76,052)       (92,738)
                                                                ----------   ------------
   Shareholders' equity (deficit)                                1,406,759      (244,808)
                                                                ----------   ------------
      Total liabilities and shareholders' equity                $1,545,876       $779,396
                                                                ----------   ------------
                                                                ----------   ------------







See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                            AUGUST 31,                    AUGUST 31,
                                   --------------------------   --------------------------
                                       1996           1995           1996         1995
                                   -----------    -----------   ------------   ------------

Net sales                             $97,330       ($39,464)      $170,046       $166,790

Cost of sales                          43,884         78,490        108,667        292,374
                                   -----------    -----------   ------------   ------------
Gross profit (loss)                    53,446       (117,954)        61,379       (125,584)

Operating expenses:
  Selling, general and                391,128        473,697      1,135,315      1,410,043
    administrative expenses
  Product development expenses        246,367         20,106        479,559         49,422
                                   -----------    -----------   ------------   ------------
    Total operating expenses          637,495        493,803      1,614,874      1,459,465

Loss from operations                 (584,049)      (611,757)    (1,553,495)    (1,585,049)

Other income (expense):
  Interest, net                        (1,632)        (5,970)        (6,524)       (10,259)
  Other income                             --             --            693         11,670
                                   -----------    -----------   ------------   ------------
    Total other income (expense)       (1,632)        (5,970)        (5,831)         1,411

Loss before income taxes             (585,681)      (617,727)    (1,559,326)    (1,583,638)

Provision for income taxes                 --             --           (800)          (800)
                                   -----------    -----------   ------------   ------------
Net loss                            ($585,681)     ($617,727)   ($1,560,126)   ($1,584,438)
                                   -----------    -----------   ------------   ------------
                                   -----------    -----------   ------------   ------------

Loss per common share                  ($0.02)        ($0.04)        ($0.06)        ($0.13)
                                   -----------    -----------   ------------   ------------
                                   -----------    -----------   ------------   ------------

Weighted average number of
  common shares outstanding        29,276,852     16,010,723     24,022,507     12,288,425
                                   -----------    -----------   ------------   ------------
                                   -----------    -----------   ------------   ------------








See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                  NINE MONTHS ENDED AUGUST 31,
                                                                -------------------------------
                                                                   1996                1995
                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     ($1,560,126)        ($1,584,438)
  Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation                                                    37,218              16,875
    Issuance of common stock for services                               --              75,000
  Changes in operating assets and liabilities:
    Receivables                                                     33,499             131,840
    Inventories                                                   (126,628)           (127,854)
    Other current assets                                           (11,508)            (36,183)
    Deposits                                                         2,365                  --
    Accounts payable                                              (118,061)             57,750
    Accrued salaries, wages and related benefits                   (27,244)             24,988
    Other accrued expenses                                         (82,214)             16,392
    Deferred revenue                                                    --             (14,100)
    Customer deposits                                              (26,075)                 --
                                                               -----------         -----------
         Net cash used in operating activities                  (1,878,774)         (1,439,730)
                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (26,373)           (112,544)
                                                               -----------         -----------
         Net cash used in investing activities                     (26,373)           (112,544)
                                                               -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                     (643,421)           (140,979)
  Proceeds from long-term debt                                     625,000             480,797
  Proceeds from exercise of warrants                                95,973                  --
  Issuance of common stock                                       2,498,250           1,249,319
                                                               -----------         -----------
         Net cash provided by financing activities               2,575,802           1,589,137
                                                               -----------         -----------
Net increase in cash and cash equivalents                          670,655              36,863

Cash and cash equivalents at beginning of period                     7,441              17,386
                                                               -----------         -----------
Cash and cash equivalents at end of period                        $678,096             $54,249
                                                               -----------         -----------
                                                               -----------         -----------


See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


BASIS OF PRESENTATION:

The accompanying condensed financial statements have been prepared in accordance with the requirements for Form 10-QSB and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles.


These statements should be read in conjunction with the Company's November 30, 1995 audited financial statements and notes thereto as presented in its Annual Report on Form 10-KSB. Financial presentations for the prior periods have been reclassified to conform with the current presentation.
In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

The results of operations for the three and nine months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1996.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto, and with the Company's audited financial statements for the fiscal year ended November 30, 1995.

RESULTS OF OPERATIONS

In the second and third quarters of fiscal 1996, the Company focused increasingly on the development of the BioZ system, a digital signal processor-based noninvasive hemodynamic monitor, using the Company's patented Thoracic Electrical Bioimpedance technology. In the third quarter of fiscal 1996, the Company began clinical testing of the BioZ System at leading medical centers, and applied to the Food and Drug Administration for 510(k) premarket notification clearance for the BioZ System.

Sales for the third quarter of fiscal 1996 increased significantly over the third quarter of fiscal 1995, bringing year to date sales to $170, 046, 2% higher than that achieved in the same nine-month period of 1995. In April 1996, the Company hired Rick Ferlito as sales director and began implementation of a sales distribution infrastructure. Under Rick's direction, sales of the CDM 4000 monitor increased over the same quarter of fiscal 1995. The CDM 4000 monitor may be upgraded to the BioZ System once FDA premarket notification clearance has been obtained. Both the 1996 and 1995 sales levels are far below the level needed to sustain the Company on an operating basis.

Gross profit as a percent of net sales for the quarter and nine months ended August 31, 1996 were 55% and 36% respectively, compared with a gross loss in both the quarter and corresponding nine month period in 1995.

Selling, general and administrative costs were reduced by 17% and 19% in the third quarter and first nine months of fiscal 1996 compared with the same periods of fiscal 1995, primarily due to the Company redirecting its focus and efforts to development of the new BioZ System. For the same reason, product development costs continued to increase in third quarter of fiscal 1996 to $246,367 up from just $20,106 in the third quarter of fiscal 1995.

The Company incurred a reduced net loss per common share for the third quarter of $.02 bringing the year to date 1996 loss to $.06 per common share compared with losses of $.04 and $.13 per common share in the same periods of 1995.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's number of shares outstanding increased significantly during fiscal 1995 and the first three quarters of fiscal 1996 due to the necessity of selling shares to CardioDynamics Holdings, LLC, and to its individual members, and to other members of the Board of Directors, to finance the Company operations. CardioDynamics Holdings, LLC, obtained control of the Company in the first quarter of fiscal 1995.

Working capital at August 31, 1996 was $1,280,076, up from $162,487 at November 30, 1995. In order to fund the Company's anticipated revenue growth and investment in product development and marketing, the Company believes it ultimately will require additional capital. There can be no assurance that additional capital will be available to the Company when required, nor that any available capital would be available on favorable terms. The current working capital levels are inadequate to sustain the Company indefinitely at present sales and expense levels, however, the Company believes that it has sufficient financial resources to support its forecasted working capital and capital expenditure requirements in the balance of fiscal 1996. In the fiscal 1995 year-end audit reports, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. The Company was in bankruptcy proceedings from March 6, 1992 to October 21, 1993.

To fund its operating losses, the Company has relied on periodic purchases of unregistered common stock, and/or advances under a secured convertible promissory note, by CardioDynamics Holdings, LLC, its individual members, and other members of the Board of Directors of the Company. In June 1996 Cardiodynamics Holdings, LLC converted a portion of the outstanding principal balance of the promissory note into 7,200,000 shares of common stock. As of August 31, 1996, all advances have been received and there are no binding obligations for any such purchases or advances to continue.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

On May 30, 1996, the Company's Board of Directors lowered the exercise price of the Class B warrants from $4.00 to $3.50 and the exercise price of Class C warrants from $6.00 to $3.50, in each case effective through July 8, 1996. During the exercise period, 15,341 Class B warrants and 12,015 Class C warrants were redeemed. Proceeds from the sale of these warrants were $53,694 and $42,053, respectively. On July 9, 1996, the exercise prices reverted to their original levels.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PROPOSAL 1

At the Annual Meeting of Shareholders held on June 12, 1996, the shareholders elected the following individuals to the Board of Directors for the coming year:
William P. Cordeiro, Stephenson M. Dechant, Nicholas V. Diaco M.D., James C. Gilstrap, Roger S. Kolasinski, Kenneth W. Miller, Michael D. Padilla, Allen E. Paulson and Barry M. Zwick.

The balloting for the directors was as follows:
                                                        AGAINST/
                                          FOR           WITHHELD        ABSTAIN
                                      -----------       --------        -------
William Cordeiro                       13,180,357       545,653           None
Stephenson Dechant                     13,721,026         4,984           None
Nicholas Diaco                         13,721,026         4,984           None
James Gilstrap                         13,720,026         5,984           None
Roger Kolasinski                       13,180,357       545,653           None
Kenneth Miller                         13,180,357       545,653           None
Michael Padilla                        13,721,026         4,984           None
Allen Paulson                          13,721,026         4,984           None
Barry Zwick                            13,179,357       546,653           None

PROPOSAL 2

At the Annual Meeting of Shareholders held on June 12, 1996, the shareholders approved the 1995 Stock Option/Stock Issuance Plan (as amended and restated through August 15, 1995). 11,981,710 shares were voted in favor of the Plan, 566,633 shares were voted against the Plan and 12,443 shares abstained.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

ITEM 5.  OTHER INFORMATION

During the third quarter of fiscal 1996, the Company began clinical testing of the BioZ System at leading medical centers, and applied to the Food and Drug Administration for 510(k) premarket notification clearance for the BioZ System. The Company is optimistic that 510(k) clearance will be obtained during the fourth quarter, however, there can be no assurance that the clearance will be obtained timely or at all.

On June 12, 1996, Allen E. Paulson and James C. Gilstrap were named co-chairmen of the Company's Board of Directors. Richard E. Otto, the Company's President and CEO, was appointed to the Board of Directors on September 20, 1996. Mr. Otto succeeds Kenneth W. Miller, who resigned from the Board of Directors in July 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
            10.1 International Distribution Agreement, dated June 20, 1996, between the Company and Landice International corporation.

            10.2 Fourth Amended and Restated Secured Convertible Promissory Note, dated June 30, 1996, between CardioDynamics Holdings, LLC and the Company.

            27.    Financial Data Schedule.

    (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended August 31, 1996.

                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION


Date: October 9, 1996             By: /s/ Richard E. Otto
                                      -----------------------------------
                                  Richard E. Otto
                                  President and Chief Executive Officer

Date: October 9, 1996             By: /s/ Stephenson M. Dechant
                                      -----------------------------------
                                  Stephenson M. Dechant
                                  Chief Financial Officer and Secretary