Form 10KSB
period 1996-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 1997-03-14
CIK 719722

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the fiscal year ended:  NOVEMBER 30, 1996

                                          OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                           Commission file number:  0-11868

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                (Exact name of registrant as specified in its charter)

         CALIFORNIA                                 95-3533362
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

6155 CORNERSTONE COURT EAST, SUITE 125, SAN DIEGO, CALIFORNIA           92121
(Address of principal executive offices)                             (Zip Code)

          Registrant's telephone number, including area code: (619) 535-0202

              Securities registered pusuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

The issuer's revenues for the year ending November 30, 1996, were $146,655.

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 7, 1997, was approximately $26,584,092, based on the average bid and ask prices for the Common Stock in the over-the-counter market. At March 7, 1997, 31,872,628 shares of registrant's Common Stock were outstanding.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                                  ---    ---
Transitional Small Business Disclosure Format (check one): Yes    No  X .
                                                              ---   ---

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. SENTENCES IN THIS DOCUMENT CONTAINING VERBS SUCH AS "PLAN," "INTEND," "ANTICIPATE," "TARGET," "ESTIMATE," "EXPECT," ETC., AND/OR FUTURE-TENSE OR CONDITIONAL CONSTRUCTIONS ("WILL," "MAY," "COULD," "SHOULD," ETC.) CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ITEMS CONTEMPLATING, OR MAKING ASSUMPTIONS ABOUT, ACTUAL OR POTENTIAL FUTURE SALES, MARKET SIZE, ACQUISITIONS, COLLABORATIONS, TRENDS OR OPERATING RESULTS ALSO CONSTITUTE SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL RESULTS COULD DIFFER MATERIALLY. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED THROUGHOUT THIS FORM 10-KSB AND ARE DISCUSSED IN THE SECTION ENTITLED "RISK " ON PAGES 11 TO 17 OF THIS FORM 10-KSB. THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE DISCLOSURES CONTAINED IN THIS DOCUMENT.


                                       PART  I

ITEM 1.  DESCRIPTION OF BUSINESS

CardioDynamics International Corporation ("CDIc" or the "Company") develops, manufactures and markets noninvasive digital heart monitoring devices which provide continuous data on a wide range of hemodynamic parameters. The Company's primary product, the BioZ-TM- System, uses proprietary Thoracic Electrical Bioimpedance ("TEB") technology to obtain data which is typically available only through a time consuming, costly, potentially dangerous invasive procedure.

The mission of CardioDynamics is to be a leading provider of innovative Bio-medical products and services aimed at improving the quality of life. Our dedicated, professional team is committed to excellence by consistently exceeding our customers' requirements.

In November 1996, the Company received 510(k) clearance from the FDA to market the BioZ-TM- System, a completely re-engineered, digital signal processing-based version of an earlier, previously-approved analog TEB machine developed by the Company. To complement the receipt of its marketing clearance, the Company is currently designing and initiating broad-based, significant clinical trials to compare the outputs received from the BioZ with those obtained through Right Heart Catheterization ("RHC") or other measuring techniques for hemodynamic status.

The BioZ System provides hemodynamic monitoring capability in such an easy-to-use and available manner that it has the potential to expand the number of clinical applications appropriate for its use well beyond cardiac units, into applications for emergency, critically ill, surgical, hypertensive, high risk obstetric, dialysis, pacemaker, and even sports medicine patients.

INDUSTRY OVERVIEW

Hemodynamic information measures the heart's ability to deliver oxygen-rich blood throughout the body. The ability of the heart to move blood can be assessed by looking at three main hemodynamic parameters: contractility, cardiac output, and fluid level. Based on these parameters, treatment can be directed towards correcting abnormalities. For example, if a patient's cardiac output is low, but fluid level is normal, the underlying problem is probably cardiac-based (cardiogenic), and the clinician should stimulate the heart's strength of contraction to increase cardiac output. Conversely, if a patient's cardiac output and fluids are low, then the first therapeutic action should be to administer fluids in an attempt to increase cardiac output.

INVASIVE METHODOLOGY. Although hemodynamic parameters are critical in assessing cardiac function, they are difficult to obtain. The primary method currently used is RHC, which is also referred to as thermodilution, pulmonary artery catheterization, or Swan-Ganz-TM- (Baxter Healthcare Corporation's trade name) catheterization. This method, which was introduced in the 1970's, is invasive, in that it requires direct access to the arterial circulation. The procedure involves an incision into a patient's neck region and insertion of a catheter through the vascular system directly into the chambers of the heart.

This procedure has a morbidity (complication) rate of approximately 10% to 24% (Moore et al., SURGICAL CLINICS OF NORTH AMERICA, August 1991). Complications include pneumothorax, pulmonary artery rupture, arrhythmias and severe infections. Additionally, a recent study performed at the University of Virginia determined that the use of RHC to monitor cardiac output significantly increased the risk of death in critically ill patients. The study, which was reported in the September 1996 issue of the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION (JAMA) by Connors et al., examined data from 5,735 intensive-care patients treated at five U.S. medical centers. Patients who underwent RHC had a 21% higher risk of death within 30 days compared to those who did not undergo the procedure.

Another significant consideration in the use of RHC is cost. The RHC procedure requires a hospital to allocate valuable resources in terms of an intensive care unit bed, cardiac catheterization laboratory or operating room, highly skilled medical personnel and expensive equipment to obtain non-continuous hemodynamic data. According to the above referenced JAMA article, the mean cost of the hospital stay for critically ill patients having an RHC was $49,300, or $13,600 (38%) greater than the $35,700 cost for similar critically ill patients who did not have an RHC. Overall, it is estimated by JAMA that there are one million RHCs performed annually in the U.S., with an associated annual cost to the U.S. healthcare system estimated variously at between $2 billion (reflecting only the cost of catheters and their insertion) and $14 billion (reflecting also the cost of complications arising from the procedure).

Many patients who might otherwise benefit from hemodynamic monitoring are excluded presently because the increased risks and costs associated with RHC often outweigh the potential benefits. TEB monitoring permits such patients to receive treatment in a safe, efficient and cost-effective manner.

NONINVASIVE METHODOLOGY. The Company's core technology, TEB is a noninvasive technology which determines the mechanical activity of the heart (blood flow) rather than its electrical activity (ECG). TEB has significant advantages over RHC, including:

    1)   Elimination of RHC-caused morbidity and mortality;
    2)   Reduction in associated medical costs;
    3)   Reduction in set-up and procedure time;
    4)   Immediate availability of parameters;
    5)   Continuous, real time data; and
    6)   Expanded clinical applications.

In analyzing the fundamental theoretical basis of TEB, one must consider that blood is the most electrically conductive substance in the body. In the thorax, blood volume and velocity changes with each left ventricular ejection and results in a change in the electrical conductivity of the thorax.

In order to measure this conductivity change, the Company's BioZ System utilizes four dual electrodes (two on the neck and two on the chest) to deliver a high frequency, low magnitude alternating current through the thorax. Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain. Additionally, as the skin-to-electrode impedance is very low at high frequency, there are no thermal effects to tissue, thus, no sensation to the patient.

With this current of constant magnitude, variations in blood volume and velocity in the descending thoracic aorta cause a proportional voltage change. The measured voltage change is processed by the BioZ System, using sophisticated proprietary Digital Signal Processing ("DSP") technology. An impedance waveform is generated and is electronically differentiated to produce a rate of impedance change, dZ/dt.

Through impedance waveform generation, direct measurement of base impedance, acceleration index, index of contractility, pre-ejection period, left
ventricular ejection time and heart rate is made.   Additionally, the BioZ
System calculates stroke volume, cardiac output and many other parameters. TEB measures the change in conductivity (or the inverse, which is impedance) over a change in time. To draw a parallel: RHC measures the change in temperature over a change in time. In this sense, the two technologies are similar. The significant dissimilarities originate with the fact the TEB is noninvasive, whereas RHC is invasive.

Because the Company's products provide hemodynamic parameters noninvasively, broader clinical applications may exist for its products including use on critically ill, surgical, emergency, hypertensive, high risk obstetric, dialysis, sports medicine, and pacemaker patients.

MANAGED CARE ENVIRONMENT. In the early 1980s, national attention focused on escalating healthcare costs. Congress introduced a new Medicare payment system called Diagnostic Related Groups (DRGs), which limited reimbursement amounts for each patient hospitalization. Additionally, third party payors such as insurance companies, employers and health maintenance organizations (HMOs) identified numerous factors driving healthcare costs, one of which was the growing number of invasive procedures. To induce providers to seek more cost-effective treatments, third party payors began to institute their own capitated payment systems, thereby shifting the financial risk of offering patient care from the payor to the provider. In this current environment, payment incentives are shifting away from the more expensive invasive technologies. Increasingly, providers are seeking technologies and products that produce effective outcomes at lower cost.

COMPANY HISTORY

Even before managed care, noninvasive alternatives for hemodynamic monitoring were being studied. In fact, TEB had been researched since the 1940's. In the 1960's and 1970's, TEB research was funded by NASA, whose goal was to monitor noninvasively astronauts' hemodynamics under conditions of space flight. While this was not practical under the technological limitations of that time, the technology found its way into mainstream medical research.

In 1980, Bomed Medical Manufacturing, Ltd. ("Bomed") was founded to capitalize on TEB technology. Throughout the 1980's, Bomed obtained patents on TEB and ultimately produced a noninvasive cardiac analog-based output monitor. The product had only limited commercial success due to reimbursement disincentives, technological limitations and inaccurate physiological assumptions. Bomed entered into Chapter 11 in March 1992, and emerged from bankruptcy in October 1993, under the name of CardioDynamics International Corporation.

Recognizing the potential value of TEB and the advancement of microprocessors, a group of investors which included Allen E. Paulson, James C. Gilstrap and Nicholas V. Diaco, M.D., purchased control of the Company in February 1995. In June 1995, experienced management was recruited for the revitalization of the Company. The new management team identified a number of key areas that needed to be addressed before the Company could successfully launch a medical product. These areas included:

    Advanced development of TEB and the Company's product;
    Identification of a credible medical manufacturing partner;
    Implementation of quality assurance and regulatory programs;
    Establishment of a prominent medical advisory board;
    Commencement of clinical trials (and ultimate medical journal publication); Identification of primary medical markets;
    Implementation of a sales and marketing plan; and Arrangement of additional capital.

Since that time, the Company has made significant advances in each of the areas.

PRODUCTS

BIOZ SYSTEM. The BioZ System is a full-function noninvasive hemodynamic monitor. It consists of a Pentium-based CPU, 15" high resolution color monitor, keyboard and ergonomically designed roll cart. Included in the CPU is the Company's proprietary DSP circuit board and patented software. With the application of four dual electrodes to the patient's neck and chest, the physician is able to assess twelve hemodynamic parameters within minutes. The BioZ System is a system for hospital use which is designed to provide noninvasive hemodynamic information, including cardiac output, stroke volume, preload, afterload, contractility and thoracic fluid content.

During 1995-96, the Company re-engineered its analog TEB products (CDM 3000 and CDM 4000) on a DSP-based platform. This re-engineering effort increased the accuracy and consistency of TEB from approximately 65% to over 95%, as tested, documented, and submitted to the FDA in the 510(k) notification. In addition, the BioZ System offers improved consistency and processing speed over a broader range of patients than earlier products, through:

    Advanced digital processing of patient signals;
    Digital waveform sampling rates up to 16 times faster than the previous technology;
    Improved detection and rejection of aberrant beats and noise artifact; Improved QRS detection and analysis;
    Virtually unlimited waveform and data storage; and Software upgrades with a floppy disk.

The features and benefits of the BioZ System, as compared to RHC, are as follows:

         FEATURE                  BENEFIT
         ----------------------------------------------------------------------
         Noninvasive              Painless
                                  No morbidity or mortality
                                  Reduced costs and liabilities
                                  May be used on wider range of patient
                                  populations
                                  Potential for improved patient outcomes

         Portable May be easily transported and used in any setting, including all hospital departments, physician offices and clinics

         Two Minute Setup         Simple procedure performed by nurses or
                                  technicians
                                  Rapid assessment with potential for improved patient outcomes
                                  Quick clinical decision capabilities

         Continuous Data          Reports immediate change
                                  Potential for improved patient outcomes

         Disposable Electrodes    Reduced cost per evaluation
                                  Simple procedure performed by nurses or
                                  technicians


BIOZ TRANSDUCER ELECTRODES. The Company will market disposable electrodes designed specifically for use with the BioZ System. With each monitoring event, four dual electrodes are utilized. These electrodes are placed on the patient's neck and chest and are generally replaced after each use or every twenty-four hours.

WARRANTY AND SERVICE

The Company's products are sold with a limited twelve month parts and labor warranty commencing at the date of sale. When warranty repairs are necessary, they are performed by the Company at its headquarters or, in some cases, by its distributors in authorized service centers. The Company provides field application specialists, as well as 24-hour on-call field engineers.

The Company offers service agreements for hardware and software maintenance beyond the warranty period. Otherwise, equipment may be serviced by the Company on a time and materials basis.

MARKETING

Until recently, comprehensive hemodynamic information has been available only in acute care settings, such as an ICU. The BioZ System makes assessment of this type of hemodynamic information simple, rapid, cost-effective, safe, continuous and painless. For these reasons, the Company expects utilization of hemodynamic information to spread from the ICU to other areas of the hospital and outside the hospital setting.

The Company intends to increase clinician knowledge of TEB, identify the BioZ System as the TEB method of choice, and build sales to establish the Company as the market leader in TEB. The Company has invested considerable resources on market research, development of product literature, and attendance at trade shows that target the Company's primary markets.

The Company participated in a number of trade shows during 1996, including the North American Society of Pacing and Electrophysiology, the American Association of Critical Care Nurses, the American Society of Anesthesiology and the American Heart Association. The Company has developed an aggressive schedule for 1997 including the same shows as in 1996 and will enhance this schedule with several new shows, including the Society of Critical Care Medicine, the American College of Cardiology, the American College of Obstetrics and Gynecology, the Canadian Cardiovascular Society, the American College of Emergency Physicians and the American Society of Nephrology.

SALES AND DISTRIBUTION

DISTRIBUTION CHANNELS

The Company has identified a select network of regional specialty distributors that it believes can accomp-lish the Company's goals. The Company has contracted with 12 regional distributors and intends to contract with several others, who together would provide nationwide coverage.

Specialty distributors usually work on a regional basis and carry a limited number of product lines. They have sales representatives that visit various departments within a hospital and work directly with the appropriate decision makers in each area. Because specialty distributors generally have exclusive product lines, they can offer a higher degree of personal service and training.

The Company requires a substantial financial commitment from its specialty distributors. To become distributors, they must commit to an extensive training program and order a minimum number of BioZ Systems for demonstration purposes and for stocking inventory. The Company received initial orders for over $1.0 million from its regional distributors in the first quarter of 1997.

For distribution in Europe and Asia, the Company has entered into an agreement with Landice International, Inc. ("Landice"). Landice has agreements relating to the BioZ System with sub-distributors in eight countries, including England, Italy, Spain, Belgium, Ireland, Japan, South Korea and Taiwan, and is currently negotiating similar arrangements in other countries of Europe and Asia.

REGIONAL SALES MANAGERS

The Company will be utilizing Regional Sales Managers ("RSMs"), in each of the four regional territories to manage the distribution network. In order to create an effective selling team for introduction of the BioZ System, the RSMs will work very closely with the Company's distributors.

The RSMs are responsible for identifying, evaluating and selecting the distributors in their given territory. Once distribution agreements are signed, the RSMs are responsible for assisting the distributors in selling product.
This will be accomplished by educating, training and motivating the distributor personnel through: (i) joint sales calls with the distributor representatives,
(ii) assistance in sales presentations, evaluations and closing of sales; and
(iii) ongoing correspondence.

RESEARCH AND DEVELOPMENT

The Company's research and development team presently includes 32 individuals engaged through independent contractors or as employees. Individuals in the research and development team have extensive experience in the areas of impedance tomography, TEB, biological signal processing, hardware/software development, and regulatory compliance. The team is responsible for on-going product engineering, new product development, and basic research into additional TEB and noninvasive monitoring applications. Additionally, the R&D team participates in monitoring and analysis of Company-sponsored clinical trials. The key members of the CDIc research and development team include:

MARKUS J. OSYPKA, PH.D. Dr. Osypka has been the Company's Vice President of Engineering since March 1996. He has seven years experience in the medical device industry and has held positions as Director of Product Management and Director of International Sales at Dr. Ing P. Osypka GmbH, Germany. He earned a Ph.D. in electrical engineering at the University of Karlsruhe in Germany, where he did extensive research in Electrical Impedance Tomography (EIT).

ERIC E. SCHAFER. Mr. Schafer has been the Company's Director of Engineering since March 1996 and has six years of research and development experience in electronic hardware and software. He is involved with the evolution of software-based signal processing algorithms for the bioelectrical and bioimpedance waveforms. Mr. Schafer authored two university level research papers on Electrophysiology and Implantable Cardioverters/Defibrillators. Mr. Schafer holds Bachelor of Science degrees in both Electrical Engineering and Biomedical Engineering.

DONALD P. BERNSTEIN, M.D. Dr. Bernstein, the Company's Director of Medical Science and Services, is an anesthesiologist with over 20 years of clinical experience at Palomar Medical Center, Escondido, California, Escondido Surgery Center, Escondido, California, and Sharp Health Care, Murietta, California. Dr. Bernstein is a leading authority on TEB and has published numerous related articles. Dr. Bernstein is involved in the development of new physiological models to further enhance the accuracy and applications of TEB. Dr. Bernstein received his undergraduate education at Franklin and Marshall College and his M.D. from George Washington University School of Medicine.

In addition, the Company utilizes Rivertek Medical Systems, Inc. ("Rivertek"), located in Minneapolis, Minnesota. Rivertek serves as engineering consultant to medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies. Founded in 1988 by Dennis Hepp, Rivertek employs 25 medical hardware and software engineers.

The Company also employs Clinical Application Specialists ("CAS"). Presently, the Company has four CASs, three at the corporate office and one on the East coast. These individuals have strong clinical backgrounds and are responsible for monitoring clinical studies and assisting in the training of distributor personnel and customers.

MEDICAL ADVISORY BOARD

The Company has established a distinguished Medical Advisory Board ("MAB") comprised of 13 doctors, many of whom are affiliated with prestigious universities and well-known medical institutions. Members of the MAB have expertise in cardiology, anesthesiology, hypertension, internal medicine and emergency medicine, and provide guidance to the Company on structuring clinical trials as well as identifying technological improvements and potential uses for the Company's products.

Members of the MAB receive reimbursement for their expenses in attending Company sponsored meetings and receive consulting fees based on the amount of time spent working on behalf of the Company. During the fiscal year ended November 30, 1996, the members of the MAB received an average of approximately $1,000 per member in consulting fees.

MANUFACTURING

The Company is licensed as a health care device manufacturer by the Food and Drug Branch of the California Department of Health Services (equivalent to a State FDA). The Company has also been audited by the FDA and is in compliance with GMP standards. Final assembly and testing is completed by the Company.

Initial assembly work is performed under contract by Arrow Schweber Electronics ("Arrow"). As the largest distributor of Intel Corporation products in North America, and as an experienced medical device manufacturer, Arrow is well positioned to assist the Company in the manufacture of its products.

ISO 9000 QUALITY CERTIFICATION. As a result of management's commitment to quality, the Company has commenced quality procedures and documentation required for successful International Organization for Standardization ("ISO") 9001 certification. Since the ISO 9000 series standards for quality management and quality assurance are becoming an internationally recognized common standard, the Company believes ISO 9001 certification, if received, will streamline the Company's international sales processes. The Company has initiated the process of modifying internal procedures to conform with ISO 9001 standards. The Company aims to receive ISO 9001 certification during 1997, although there can be no assurance the Company will succeed in obtaining such certification or that it will derive the benefits it expects such certification to bring.

COMPETITION

NON-TEB COMPETITION

RIGHT HEART CATHETERIZATION. RHC is also known as thermodilution, pulmonary artery catheterization and Swan-Ganz-TM- catheterization. The RHC procedure was introduced in the early 1970's and has limitations. Some of the limitations include:

  LIMITATION                    EXPLANATION                                REFERENCE (IF APPLICABLE)
-------------------------------------------------------------------------------------------------------
  Morbidity (complications)     Rates of 10% to 24%, including             per Moore, OP. CIT.
                                infection, cardiac arrhythmias, air
                                embolus, pulmonary infarction,
                                pulmonary artery rupture and
                                pneumothorax

  Mortality (death)             Increased 30 day death rates in patients   per Connors, OP. CIT.
                                undergoing RHC as compared to those
                                patients not receiving RHC

  Costs                         Average increased hospitalization costs    per Connors, OP. CIT.
                                of $13,600 per patient

  Insertion requirements        Hospitalization in an intensive care
                                bed, operating room or cardiac
                                catheterization laboratory; sterile
                                environment; physician, nurses and
                                trained personnel required for insertion;
                                X-ray confirmation of placement

  Availability of data          Intermittent; requires personnel

  Variability of data           +/-20% error/inconsistency                 per Moore, OP. CIT.

  Conditions that may limit     Obesity; anatomical, vascular and
  placement or accuracy         cardiac structure anomalies; tricuspid,
                                pulmonary and mitral valve
                                abnormalities


Despite the limitations listed in the table above, RHC is the most commonly used invasive technology for monitoring a patient's hemodynamic status. It is estimated that RHC procedures are used more than one million times per year in the United States and more than two million times per year worldwide. The estimated cost to the U.S. healthcare system is estimated variously as between $2 billion and $14 billion per year. Baxter Healthcare Corporation, Abbott Laboratories and B. Braun Medical, Inc. produce the majority of right heart catheters used in the U.S.

ECHOCARDIOGRAPHY (DOPPLER AND TRANS-ESOPHAGEAL). Echocardiography ("Echo") is a medical diagnostic tool utilizing ultrasound frequency waves to anatomical abnormalities of the heart, valvular structures, and great vessels. Echo technology originally developed during the 1970's, and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images.

A continuous wave suprasternal doppler echo measures cardiac output noninvasively by placing a doppler transducer on the chest, aiming it toward the ascending aorta, and measuring aortic blood flow velocity. Specifically, it measures the moving red cells to determine the velocity and direction of blood flow, and measures the aortic diameter to calculate stroke volume, and hence calculate cardiac output.

Hundreds of thousands of Echoes are performed annually within the U.S. at costs varying between $300 to $1,200 per exam. Hewlett-Packard Company, Acuson Corporation, and ATL Ultrasound produce the majority of Echo equipment used today.

Limitations in measuring cardiac output via Echo include: (i) inconsistency in images and in the data generated, due to differences in technician ability and experience, patient size and diagnosis; (ii) difficulty in procuring images in patients with evidence of pulmonary disease, tracheotomies, chest wounds, and obesity; and (iii) time consuming procedure that may require 30-45 minutes, causing patients to complain due to the necessity of patients lying in one position. In some patients, reliable, accurate Echo images simply cannot be obtained by doppler echo for unknown reasons.

Due to many of the above limitations, Trans-esophageal Echo ("TEE") has been developed in recent years to obtain closer images of the heart. It is useful in patients in whom examination from the usual position is impossible technically and in patients undergoing cardiac surgery. TEE is performed with the ultrasound transducer placed invasively through the mouth and down the esophagus. Although this procedure enables more direct, accurate images of the heart, several disadvantages accompany this technique because of its invasive nature. Some disadvantages include increased patient discomfort, patient sedation to promote procedure tolerance, and necessity of available emergency equipment, such as oxygen, intubation equipment, and ECG monitoring, in case of patient airway complications. Consequently, the procedure customarily is performed in an outpatient clinic or hospital setting with several attendants, usually an Echo technician, a nurse and a physician. TEE is used much less frequently than Echo.

DIRECT COMPETITION

Management is aware of only two additional manufacturers of TEB hemodynamic monitors. Since both companies are privately held, exact sales figures for these potential competitors are not available.

INTELLECTUAL PROPERTY

The Company's success will to some extent depend on its ability to maintain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. At March 7, 1997, the Company had seven issued U.S. patents and multiple international patents and patent applications based on five of those.

All of the Company's existing patents were issued prior to the re-engineering of the products to a DSP-based system. As such, several of the patents are not integral to the design of BioZ. The Company also possesses proprietary software which it has strategically elected not to disclose through patents.

THIRD PARTY REIMBURSEMENT

Most medical procedures are reimbursed by a variety of third party payors, including Medicare and private insurers. Health Care Finance Association, the governmental body which approves medical diagnosis and treatment for financial reimbursement for Medicare coverage, determines whether to reimburse for a given type of procedure and what dollar amount should be allowed. Currently, TEB does not have a unique CPT code. The Company's goal is to obtain a specific code for TEB which may allow higher reimbursement amounts. Although a specific TEB code allowing for higher reimbursement would most likely contribute to increased outpatient and physician office utilization, the Company believes current reimbursement sufficiently justifies the equipment cost for outpatient and physician office utilization and would not be a significant factor in hospital purchasing decisions.

While management of the Company expects to pursue obtaining a separate reimbursement code for TEB procedures, it is quite possible that cost containment pressures on the hospitals and doctors will lead to substantially increased usage of TEB even without a change in reimbursement policies. The financial and health care cost containment pressures at all U.S. hospitals, resulting from per-capita compensation techniques required by HMOs, are driving medical departments to decrease costs. In a managed care system involving capitation, the health care provider is strongly induced to utilize the most cost-efficient methods available in order to maintain per-patient costs within the monthly fees. The BioZ System has the potential to reduce hospital costs. Therefore, an incentive exists, completely independent of third party procedure reimbursement circumstances, for hospitals to purchase and use the Company's products.

EMPLOYEES

At March 7, 1997, the Company has 25 employees. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company will need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing and marketing and sales. The Company considers its relationship with its employees to be good.

RISK  FACTORS

DEPENDENCE ON PRIMARY PRODUCT; UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future is substantially dependent upon the success of the BioZ System and follow-on products. The market for TEB products is in a relatively early stage of development, and there can be no assurance that this market will develop.
The long-term commercial success of the BioZ System and any follow-on TEB products requires widespread acceptance, by a significant portion of the medical community, of the Company's TEB products as safe, efficacious and cost-effective alternatives to invasive procedures. Widespread acceptance would represent a significant change in practice patterns. Historically, some medical professionals have indicated hesitancy in using TEB products such as analog-based TEB monitors previously manufactured by the Company. Invasive procedures, such as right heart catheterization, are generally accepted in the medical community and have a long history of use.

The Company currently has limited clinical data with which to demonstrate the clinical benefits of its products but plans to conduct clinical trials which it hopes will demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs). There can be no assurance as to when such clinical trials will be completed, that such clinical trials will have a positive outcome or that a positive outcome in such trial would be sufficient to enable acceptance of the BioZ System by the medical community. The Company is unable to predict how quickly, if at all, its products may be accepted by members of the medical community. Technological limitations of TEB make it subject to inaccuracies where a patient has certain identified clinical circumstances such as:

    Severe septic shock,
    Significant pulmonary hypertension,
    Aortic valve regurgitation,
    Severe hypertension (MAP greater than 130mmHg),
    Tachycardia rates greater than 180BPM,
    Patients heights measuring less than 47"(120cm),*
    Patients weight measuring less than 66 lbs(30kg) or greater than 342 lbs. (155kg),*
    Extreme patient movement*
    _______________________
    *Until algorithm development for pediatric and exercise applications is completed.

Failure of the BioZ System or other of the Company's TEB products to gain widespread acceptance in the medical community, and to maintain such acceptance, would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION AND TECHNOLOGICAL CHANGE. The Company competes with other entities developing and marketing non-invasive hemodynamic monitors. The Company also is subject to severe competition from invasive-technology companies, including Baxter Healthcare Corporation, which have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. Such competitors may be able to devote greater resources to the development, promotion and sales of their products than the Company. The current widespread acceptance of RHC, and lack of widespread acceptance of TEB, is an important competitive disadvantage which the Company must overcome. In addition, current and potential small competitors of the Company may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully.

In addition, the introduction by others of products embodying new technologies and the emergence of new hemodynamic monitoring equipment industry standards could render the Company's products obsolete and unmarketable. Other companies may develop and introduce products and processes competitive with or superior to those of the Company. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products. Accordingly, the life cycles of the Company's products are difficult to estimate. To compete successfully, the Company must develop and introduce new products that keep pace with technological developments, respond to evolving consumer requirements and achieve market acceptance.

There can be no assurance that the Company can satisfactorily and timely develop and introduce additional products. Even if the Company succeeds in developing and marketing products that achieve market acceptance, there can be no assurance that competitors will not in the future develop and market products that will replace those of the Company.

The Company's business plan contemplates an income stream from sales of electrodes toward an installed base of Company monitors. The Company may be subject, however, to price competition from other electrode manufacturers.

NEW MANAGEMENT AND PRODUCTS. Although not in fact a new company, the Company now has entirely new management and personnel, and its products and operations have been redeveloped. Therefore, currently the Company faces many of the challenges characteristic of new companies in or just emerging from the development phase.

The BioZ System has required, and any future products will require, substantial development efforts and compliance with all governmental clearance/approval requirements. The Company may encounter unforeseen technological or scientific problems, which may force abandonment or substantial change in the development of a specific product or process, or technological change or product developments by others, any of which may have a material adverse effect on the Company. Further, even after successful technical development and receipt of governmental approval, a product may not achieve commercial success.

HISTORY OF LOSSES. Since its emergence from bankruptcy proceedings in 1993, the Company has incurred substantial losses in the course of researching, developing and enhancing its technology and products and establishing an administrative organization. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it increases its sales and marketing activities, expands its operations and management and continues the development of its technology. Accordingly, the Company expects to incur additional losses for fiscal 1997, and there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

ABILITY TO MANAGE GROWTH. The Company, if successful, will experience a period of growth that would place a significant strain upon its managerial, financial and operational resources. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to fully exploit any future market opportunity for the Company's products. The Company's future operating results will also depend on its ability to complete its geographic network of distributors, expand its sales and marketing organizations, and fill out its staff support organization. If the Company is unable to manage expansion effectively, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance, however, that such expansion or growth will occur.

GOVERNMENT REGULATION. The Company's products and activities are subject to extensive regulation by the FDA and other governmental authorities. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's TEB products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use.

Before a new device can be introduced into the market, the manufacturer generally must obtain FDA clearance of a 510(k) or approval of a premarket approval ("PMA") application. Following submission of a 510(k) or PMA application, the manufacturer may not market the new device until an order is issued by the FDA granting clearance or approval, which can entail an expensive, lengthy and uncertain process.

The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has received a marketing clearance for its BioZ System.

The FDC Act requires that medical devices be manufactured in accordance with the current GMPs. GMPs require, among other things that (I) the manufacturing process be regulated and controlled by the use of written procedures, (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process and
(iii) any deficiencies in the manufacturing process or in the products produced be investigated and detailed records kept. Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with current GMPs. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device require a new 510(k) submission. If the FDA requires the Company to submit a new 510(k) notice for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

The FDA regulates computer software that performs the function of a regulated device or that is intimately associated with a given device, such as control software for diagnostic devices. The FDA is in the process of reevaluating its regulation of such software, and if the FDA undertakes increased or more rigorous regulation of such software, the BioZ System and related products may become subject to further regulatory processes and clearance requirements.

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in the regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. The Company currently relies on its international distributors and sub-distributors for the receipt of premarket approvals and compliance with clinical trial requirements in those countries that require them, and it expects to continue to rely on distributors in those countries where the Company continues to use distributors. In the event that the Company's international distributors fail to obtain or maintain required premarket approvals or fail to comply with foreign regulations, foreign regulatory authorities may require the Company to cause the applicable distributor to file revised governmental notifications, cease commercial sales of its products in the applicable countries or otherwise act so as to stop any ongoing noncompliance in such countries. Such enforcement action by regulatory authorities could have a material adverse effect on the Company's business, financial condition and results of operations.

In order to sell its products within the European Economic Area following
June 14, 1998, the Company will be required to achieve compliance with the requirements of the EEA's Medical Devices Directive and to affix CE marking on its products to attest such compliance. Failure by the Company to comply with CE marking requirements by June 1998 would mean that the Company would be unable to sell its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. Commercialization by the Company of the BioZ System and the development and commercialization of any additional products will require substantial expenditures. The Company's capital requirements will depend on numerous factors, including the rate of sales growth; the progress of the Company's marketing-related clinical evaluations and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop medical sales representatives and independent distributors and to develop internal manufacturing capacity; facilities requirements; market acceptance and demand for its products; the ability of the Company and its distributors to avoid increased working capital requirements arising from hospitals' lengthy capital equipment purchase processes by offering leasing programs; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. The Company may be required to raise additional funds through public or private financings, bank loans, collaborative relationships or other arrangements earlier than expected. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

CONTROL BY OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS. Allen E. Paulson and James C. Gilstrap, the co-chairmen of the Company, beneficially own, directly or through CardioDynamics Holdings,LLC, which they control, approximately 81% of the outstanding shares of the Company's Common Stock (including shares owned by others which CardioDynamics Holdings, LLC has the right to vote). Accordingly, these persons, individually and as a group, are able to control the Company and direct its affairs and business, including any future issuances of Common Stock or other securities by the Company, merger and acquisition decisions, declaration of dividends and the election of directors. CardioDynamics Holdings, LLC also has a contractual right to purchase at $0.25 per share the same number of shares of Common Stock as the Company may from time to time issue to any other person.

DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, the Company's success depends upon its ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. The Company faces intense competition in its recruiting activities and there can be no assurance that the Company will be able to attract and/or retain qualified personnel.

DEPENDENCE ON DISTRIBUTOR NETWORK. There can be no assurance that the Company will succeed in entering into contracts with its desired specialty distributors or in sufficient numbers on a timely basis or on terms that are satisfactory to the Company, or in maintaining satisfactory relationships with its distributors.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's patents and proprietary technology may not be able to prevent effective competition by others. Although the Company believes that it has effective patent protection, no assurance can be given that the Company's products will not be found to infringe the rights of others. Intellectual property litigation, whether defensive or offensive, would have no certain outcome other than to drain the Company's resources.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions. No assurance can be given that any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company or that the Company's existing patents will cover the Company's future products. Moreover, when the Company's key patents expire, the inventions will be in the public domain.
Since patent applications in the United States are maintained in secrecy until patents issue, the Company cannot be certain that it will not infringe any patents that may be issued to others. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to modify successfully its product to avoid infringement, or that any modified products will be commercially successful.

SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial numbers of shares of Common Stock in the public market following the EVEREN private placement could adversely affect the market price for the Common Stock. Among other things, the reduction, effective April 29, 1997, of the Rule 144 holding period to one year will accelerate the time when substantial numbers of shares become first eligible for public sale.

POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors beyond the control of the Company, including (i) quarterly variations in operating results, (ii) announcements of technological innovations, new products or pricing by the Company's competitors, (iii) changes in, or failure of the Company to meet, financial estimates of securities analysts, (iv) the rate of adoption by physicians of TEB technology in markets targeted by the Company, (v) timing of patent and regulatory approvals, (vi) timing and extent of technological advancements, (vii) results of clinical studies and (viii) general market conditions. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices of equity securities of many medical device companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

LIMITED FLOAT OF COMMON STOCK. The Company has a relatively small market float, which may adversely affect market liquidity and increase stock price volatility (see above). The Company intends to apply to have its Common Stock listed for quotation in the Nasdaq Small Cap Market and believes (after the EVEREN private placement) that it meets all of Nasdaq's requirements. However, there can be no assurance that the Company will succeed in having the Common Stock listed for quotation in the Nasdaq Small Cap Market or that a more liquid or active public market for the Common Stock will develop or be sustained.

RISKS ASSOCIATED WITH INTERNATIONAL ACTIVITIES. The Company believes it is possible that international sales will represent a meaningful portion of revenue in the future. This would require significant management attention and financial resources and subject the Company further to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, and an adverse effect from reduced protection for intellectual property rights and the burdens of complying with a variety of foreign laws. In addition, fluctuations in the rates of exchange could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies.

PRODUCT LIABILITY RISK AND PRODUCT RECALL; LIMITED INSURANCE COVERAGE. The nature of the Company's business exposes it to risks of product liability or product recalls that are inherent in the design, development, manufacture and marketing of medical devices, in the event that use of the Company's products is alleged to have caused adverse effects on a patient or such products are believed to be defective. Medical devices as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. The Company's products are designed to be used in certain procedures where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale.

The Company did not carry product liability insurance during certain periods prior to May 15, 1995. Therefore, it has no coverage for analog TEB monitors manufactured and sold during certain times. Since then, the Company has maintained product liability insurance at levels which it believes to be sufficient and consistent with industry standards for companies with its current sales levels. The Company intends to increase its product liability insurance policy limit as sales grow. There can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will continue to be available on commercially reasonable terms or at all. In addition, product liability claims or recalls could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs.

UNCERTAINTY AND POTENTIAL NEGATIVE EFFECTS OF HEALTH CARE REFORM. The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to (i) increase access to health care for the uninsured, (ii) control the escalation of health care expenditures within the economy, and (iii) use health care reimbursement policies to help control the federal deficit. The Company anticipates that Congress and state legislatures will continue to review and assess such proposals, and public debate of these issues will likely continue. The Company cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering health care reform. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations, and ability to market its products as currently contemplated.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company is located in an approximately 6,000 square foot subleased facility in San Diego, California. This facility houses all of the Company's research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel. The Company is currently investigating larger facilities.


ITEM 3.  LEGAL PROCEEDINGS

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock of the Company trades in the over-the-counter market (OTC Bulletin Board) under the symbol CRDY. The following table sets forth for the periods indicated the high and low bid prices of the Common Stock as furnished by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                          HIGH           LOW
                                                          ----           ---
         YEAR ENDING NOVEMBER 30, 1996
         Fourth Quarter. . . . . . . . . . . . . . . .   $4.88          $2.25
         Third Quarter . . . . . . . . . . . . . . . .    4.38           2.00
         Second Quarter. . . . . . . . . . . . . . . .    4.07           0.85
         First Quarter . . . . . . . . . . . . . . . .    1.01           0.86

         YEAR ENDING NOVEMBER 30, 1995
         Fourth Quarter. . . . . . . . . . . . . . . .   $1.19          $0.50
         Third Quarter . . . . . . . . . . . . . . . .    1.06           0.56
         Second Quarter. . . . . . . . . . . . . . . .    1.75           0.75
         First Quarter . . . . . . . . . . . . . . . .    2.00           0.38

As of January 29, 1997 there were approximately 448 holders of record of the Common Stock.

The Company has never paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

The Company sold, in the fourth quarter of fiscal 1996, 236,219 shares of common stock for $625,000 cash to three accredited investors (141,731 shares were sold on November 20, 1996 and 94,488 shares were sold on December 10, 1996). No placement agent or underwriter was used, and there were no commissions or discounts paid. The transactions were exempt from Securities Act registration requirements, pursuant to Section 4(2) of the Securities Act. The purchasers received a contractual right, which they later exercised in fiscal 1997, to rescind their purchases and re-invest in a larger offering of Company securities (i.e., the private placement through EVEREN Securities, Inc.)


     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Net sales during the fiscal years ended November 30, 1996 and 1995, (and 1994 as well) relate to the Company's CDM 3000 and CDM 4000 monitors and electrodes which have now been rendered obsolete by the BioZ System. Since CardioDynamics Holdings, LLC purchased control of the Company in February 1995 and new management was brought in shortly thereafter, the focus of the Company has been on re-engineering the product, further development of the technology, identification of a manufacturing partner, implementation of quality and regulatory programs, establishment of a medical advisory board, commencement of clinical trials and development of a sales and marketing plan. During these fiscal years, the Company did not emphasize efforts to sell its earlier generation, analog-based product line. On November 26, 1996, the Company received Food and Drug Administration clearance to market the BioZ System.

The net losses recorded by the Company in fiscal 1996 and 1995 were not materially different. Included in Cost of Sales are inventory write-down and obsolescence charges of $146,054 and $254,699 in fiscal 1996 and 1995, respectively, related to the earlier generation equipment Fiscal 1996 Research and Development expenses include approximately $354,000 of consulting fees related to the product redesign and regulatory programs instrumental in achieving FDA 510(k) clearance for the BioZ System.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

CDIc's fiscal 1995 net loss from operations was $2,402,473, compared to a net loss from operations of $563,897 in fiscal 1994. The overall net loss for fiscal 1994 included $270,030 of non-recurring bankruptcy-related income and the write-off of $2,069,590 of "reorganization value" which had been recorded in fiscal 1993 under fresh-start accounting.

Net product sales for fiscal 1995 were $275,743, a decrease of $331,998 or 55% less than revenues in fiscal 1994. The decrease was due to reduced sales efforts on older products during a period of product development for the new CDM-3000 and CDM-4000 product lines and difficulties with quality control and component supply issues. Cost of goods sold increased to 137% of sales in fiscal 1995 compared to 1994. Selling, general and administrative expenses increased 141% or $1,125,007 in fiscal 1995 compared to fiscal 1994 due to heavy investment in sales and marketing staff (which was subsequently reduced) and to attendance at trade shows.

Research and development expenses increased $22,745 or 18% in fiscal 1995 compared to fiscal 1994 due to the addition of an electrical engineer to assist in the design and implementation of next generation products.

The Company's $59,377 in "other income" in fiscal 1995 was the result of recognizing a gain on the forgiveness of debt from two creditors.

The Company's number of shares outstanding increased significantly in fiscal 1995 and 1996 due primarily to the sales of shares to CardioDynamics Holdings, LLC, which now controls the Company, and to its individual members.

LIQUIDITY AND CAPITAL RESOURCES

The Company concluded that its "cash burn" rate in fiscal 1995 was excessive and implemented strategies to preserve cash pending the growth of sales. To fund its operating losses, the Company has relied primarily on periodic purchases of unregistered securities by members of the Board of Directors and an affiliated holding company. There are no binding obligations for such purchases to continue.

Working capital at November 30, 1996 was $1,076,380. This is an uncomfortably low level, given present sales levels. In their audit report of the Company's fiscal 1995 financial statements, the Company's auditors expressed substantial doubt about the Company's ability to continue as an ongoing concern. The Company was in bankruptcy proceedings from March 6, 1992 to October 21, 1993.

Two important events in November, 1996 have brightened the liquidity picture. First, the Company signed an engagement letter with EVEREN Securities, Inc. for a best-efforts private placement of Common Stock. In February and March 1997, the Company sold $7.2 million of common stock at $2.85 per share to purchasers in that offering. (Approximately $0.6 million represented exercises by non-affiliates, who had purchased common stock in the fourth quarter of fiscal 1996, of a contractual right to rescind those purchases and re-invest the money in the EVEREN offering).

Second, the BioZ System received FDA 510(k) clearance to market. Although marketing and manufacturing the BioZ System will increase working capital requirements, the FDA action opens the prospect for commercialization of the BioZ System, which the Company believes can result in increased revenues.

ITEM 7.  FINANCIAL STATEMENTS






                             INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CardioDynamics International Corporation

We have audited the accompanying balance sheets of CardioDynamics International Corporation (the "Company") as of November 30, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation, as of November 30, 1996 and 1995, and the results of its operations, changes in shareholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                      PETERSON & CO.
February 25, 1997
(except for Note 14, as to which the date is March 6, 1997)

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                                    BALANCE SHEETS
                              November 30, 1996 and 1995


                                        ASSETS

                                                       1996          1995
                                                    ------------  -------------

Current assets:
  Cash and cash equivalents                        $    706,190  $       7,441
  Marketable securities                                 262,619        259,151
  Receivables, less allowance for doubtful
      receivables of $7,461 in 1996 and
     $32,354 in 1995                                     24,925         75,861
  Inventories, net                                      293,629        263,382
  Other current assets                                   68,336            642
                                                    ------------  -------------

    Total current assets                              1,355,699        606,477
                                                    ------------  -------------

Property and equipment, at cost                         265,781        404,207
Less: accumulated depreciation                         (156,149)      (237,903)
                                                    ------------  -------------
  Net property and equipment                            109,632        166,304

Other assets:
  Deposits                                                4,250          6,615
                                                    ------------  -------------
            Total assets                           $  1,469,581  $     779,396
                                                    ------------  -------------
                                                    ------------  -------------


















                                     (continued)


       The accompanying notes are an integral part of the financial statements.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                              BALANCE SHEETS (Continued)
                              November 30, 1996 and 1995



                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1996           1995
                                                    ------------   ------------

Current liabilities:
  Accounts payable                                 $    125,385   $    186,027
  Accrued expenses                                       67,264         84,532
  Accrued salaries, wages and related benefits           28,882         47,857
  Customer deposits                                      23,012         26,075
  Marketable securities held
    for redeemed preferred shares                        22,676             --
  Current portion of long-term debt                      12,100         14,231
                                                    ------------   ------------

    Total current liabilities                           279,319        358,722
                                                    ------------   ------------

Long-term debt, less current maturities                  37,822         48,496

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par, 500,000 shares authorized;
    issued and outstanding 183,115 and 246,793
    shares in 1996 and 1995, respectively               457,791        616,986
  Common stock, no par, 50,000,000 shares
    authorized; issued and outstanding 29,581,696
    shares in 1996 and 19,251,320 shares in 1995      8,366,514      4,919,858
  Unrealized loss on marketable securities              (89,270)       (92,738)
  Accumulated deficit                                (7,582,595)    (5,071,928)
                                                    ------------   ------------

       Total shareholders' equity                     1,152,440        372,178
                                                    ------------   ------------

         Total liabilities and shareholders'
            equity                                 $  1,469,581   $    779,396
                                                    ------------   ------------
                                                    ------------   ------------




       The accompanying notes are an integral part of the financial statements.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                               STATEMENTS OF OPERATIONS
                    For The Years Ended November 30, 1996 and 1995




                                                       1996           1995
                                                   -------------  -------------

Net sales                                         $     146,655  $     275,743


Cost of sales                                           240,987        631,807
                                                   -------------  -------------

    Gross margin                                        (94,332)      (356,064)

Operating expenses:
  Selling, general and administrative expenses        1,690,710      1,936,566
  Research and development                              680,549        147,899
                                                   -------------  -------------

    Total operating expenses                          2,371,259      2,084,465
                                                   -------------  -------------

    Loss from operations                             (2,465,591)    (2,440,529)

Other income (expense)                                  (44,276)        38,856
                                                   -------------  -------------

    Loss before provision for income taxes           (2,509,867)    (2,401,673)
                                                   -------------  -------------

Provision for income taxes                                  800            800
                                                   -------------  -------------

    Net loss                                      $  (2,510,667) $  (2,402,473)
                                                   -------------  -------------
                                                   -------------  -------------
Net loss per common share                         $        (.11) $        (.17)
                                                   -------------  -------------
                                                   -------------  -------------

Weighted average number of common and
  common equivalent shares outstanding               22,926,074     13,980,288
                                                   -------------  -------------
                                                   -------------  -------------



       The accompanying notes are an integral part of the financial statements.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For The Years Ended November 30, 1996 and 1995




                                      Common Stock                Preferred Stock
                               -------------------------    --------------------------  Unrealized Loss
                                                                                        on Marketable
                                    Shares        Amount         Shares         Amount  Securities        Deficit           Total
                               ---------------------------------------------------------------------------------------------------
Balance at November 30, 1994     8,912,813 $   2,479,119        246,793  $     616,986  $          --  $ (2,669,455) $    426,650
Issuance of common stock           810,507       202,627             --             --             --            --       202,627
Issuance of common stock --
 professional services             350,000        87,500             --             --             --            --        87,500
Issuance of common stock --
 related parties                 9,178,000     2,150,612             --             --             --            --     2,150,612
Unrealized loss on marketable
 securities                             --            --             --             --        (92,738)           --       (92,738)
Net loss                                --            --             --             --             --    (2,402,473)   (2,402,473)
                              ------------ -------------  -------------  -------------  -------------  ------------  ------------

Balance at November 30, 1995    19,251,320     4,919,858        246,793        616,986        (92,738)   (5,071,928)     (372,178)
                              ------------ -------------  -------------  -------------  -------------  ------------  ------------

Issuance of common stock           236,220       625,000             --             --             --            --       625,000
Issuance of common stock -
 professional services              45,000        11,250             --             --             --            --        11,250
Issuance of common stock --
 related parties                 9,948,000     2,487,000             --             --             --            --     2,487,000
Compensatory stock options
 granted                                --        50,878             --             --             --            --        50,878
Preferred shares redeemed           63,678       136,519        (63,678)      (159,195)            --            --       (22,676)
Unrealized gain on marketable
 securities.                            --            --             --             --          3,468            --         3,468
Exercise of Class A warrants           113           226             --             --             --            --           226
Exercise of Class B warrants        25,350        93,730             --             --             --            --        93,730
Exercise of Class C warrants        12,015        42,053             --             --             --            --        42,053
Net loss                                                                                                 (2,510,667)   (2,510,667)
                              ------------ -------------  -------------  -------------  -------------  ------------  ------------

Balance at November 30, 1996    29,581,696 $   8,366,514        183,115  $     457,791  $     (89,270) $ (7,582,595) $  1,152,440
                              ------------ -------------  -------------  -------------  -------------  ------------  ------------
                              ------------ -------------  -------------  -------------  -------------  ------------  ------------



       The accompanying notes are an integral part of the financial statements.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                               STATEMENTS OF CASH FLOWS
                    For The Years Ended November 30, 1996 and 1995

                                                         1996          1995
                                                      -----------   -----------

Cash flows from operating activities:
  Net loss                                           $(2,510,667)  $(2,402,473)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                          92,029        37,273
    Loss on disposal of fixed assets                      37,348         4,395
    Provision for doubtful receivables                     7,575        18,000
    Provision for inventory obsolescence                 146,054       254,699
    Compensation on compensatory stock options
     granted                                              50,878            --
    Income from forgiveness of long-term debt                 --       (13,792)
    Income from forgiveness of debt to related
     parties                                                  --       (48,007)

Changes in operating assets and liabilities:
    Receivables                                           43,361       110,487
    Inventories                                         (205,591)     (256,665)
    Other current assets                                 (67,694)        1,295
    Deposits                                               2,365          (805)
    Accounts payable                                     (60,642)      217,289
    Accrued expenses                                     (17,268)        1,647
    Accrued salaries, wages and related benefits         (18,975)       33,610
    Due to related parties                                    --        (4,366)
    Customer deposits                                     (3,063)       26,075
    Deferred revenue                                          --       (14,100)
                                                      -----------   -----------

Net cash used in operating activities                 (2,504,290)   (2,035,438)
                                                      -----------   -----------

Cash flows from investing activities:
    Purchases of property and equipment                  (43,415)      (95,743)
                                                      -----------   -----------









                                     (Continued)


       The accompanying notes are an integral part of the financial statements.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                         STATEMENTS OF CASH FLOWS (Continued)
                    For The Years Ended November 30, 1996 and 1995




                                                                  1996           1995
                                                              -------------  -------------
Cash flows from financing activities:
  Repayment of long-term debt                                 $    (12,805)  $   (128,882)
  Proceeds from debt issuance                                           --         30,644
  Repayment of debt to related party                                    --       (158,765)
  Proceeds from debt issuance to related party                   1,800,000        175,000
  Issuance of common stock                                       1,459,259      2,203,239
                                                              ------------   ------------

Net cash provided by financing activities                        3,246,454      2,121,236
                                                              ------------   ------------

Net increase (decrease) in cash and cash equivalents               698,749         (9,945)

Cash and cash equivalents at beginning of year                       7,441         17,386
                                                              ------------   ------------

Cash and cash equivalents at end of year                      $    706,190   $      7,441
                                                              ------------   ------------
                                                              ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                      $      9,490   $     11,653
                                                              ------------   ------------
                                                              ------------   ------------
  Cash paid for income taxes                                  $        800   $        800
                                                              ------------   ------------
                                                              ------------   ------------

Supplemental disclosure of non-cash investing and financing activities:
  Inventory transferred to property and equipment
     for testing purposes                                     $         --   $     28,000
                                                              ------------   ------------
                                                              ------------   ------------
  Common stock issued upon conversion of long-term debt       $  1,800,000   $    150,000
                                                              ------------   ------------
                                                              ------------   ------------
  Common stock issued upon redemption of preferred stock      $    136,519   $         --
                                                              ------------   ------------
                                                              ------------   ------------
  Common stock issued in exchange for services                $         --   $     87,500
                                                              ------------   ------------
                                                              ------------   ------------
  Increase in value of common stock resulting from
     recognition of compensation expense                      $     50,878   $         --
                                                              ------------   ------------
                                                              ------------   ------------
  Marketable securities held for redeemed
     preferred shares                                         $     22,676   $         --
                                                              ------------   ------------
                                                              ------------   ------------
  Decrease (increase) in unrealized loss on marketable
    securities                                                $      3,468   $    (92,738)
                                                              ------------   ------------
                                                              ------------   ------------




       The accompanying notes are an integral part of the financial statements.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND OPERATIONS

    CardioDynamics International Corporation (formerly BoMed Medical Manufacturing, Ltd.) (the "Company") was incorporated in California on
    June 9, 1980. The Company develops, manufactures and markets proprietary non-invasive digital heart monitoring devices which provide continuous data on a wide range of hemodynamic parameters.

    LIQUIDITY

    In 1995 and 1996, the Company incurred significant operating losses and negative cash flows. Continuation of the Company's operations is dependent upon the success of the Company's current and follow-on products. The market for the Company's products is in a relatively early stage of development and there can be no assurance that the market will ultimately develop or that the Company will be successful in marketing its products.

    In March 1997, the Company completed an offering of approximately 2,527,000 shares in a $7.2 million private placement. After issuance costs of approximately $550,000, the Company obtained net cash proceeds of $6,650,000. See Note 14.

    Until such time, if ever, the Company is able to successfully market its products and attain positive cash flow and profitability, the Company will be dependent on outside financing sources to meet its liquidity needs. There can be no assurance that such additional future funding will be available on terms attractive to the Company, or at all.

    CASH AND CASH EQUIVALENTS

    For the purposes of presenting cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

    The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

    At November 30, 1996 the Company has cash deposits in excess of federally insured limits totalling $771,895.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    MARKETABLE SECURITIES

    The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company's investment securities are classified as "available-for-sale." Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported in a separate component of shareholders' equity. Realized gains or losses are computed based on specific identification of the securities sold.

    INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable assets, or related lease life, if shorter, which range from three to seven years.

    REVENUE RECOGNITION

    Revenues are recognized when a product is shipped or a service is performed.

    WARRANTY COST

    The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "Accrued Expenses" in the accompanying balance sheets.

    RESEARCH AND DEVELOPMENT COSTS

    All research and development costs are charged to expense as incurred, except for equipment that has alternative future uses.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

    NET LOSS PER SHARE

    Net loss per common share is based on the weighted average number of common shares outstanding during each period adjusted for the assumed conversion of dilutive stock options and warrants using the treasury stock method. In 1996 and 1995, the effects of warrants and stock options are not considered in the calculation as they are anti-dilutive.

    SIGNIFICANT CUSTOMERS

    During fiscal years 1996 and 1995, the Company's export sales accounted for 77% and 79% of total sales, respectively. During the years 1996 and 1995, four and five major distributors accounted for 64% and 98% of the Company's sales, respectively.

    RECLASSIFICATIONS

    Certain reclassifications have been made to 1995 financial statement amounts in order to conform to current year presentation.

    FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at November 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

    STOCK-BASED COMPENSATION

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Companies that do not choose to adopt new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion ("APB No. 25"), but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of grant.

    The Company is required to adopt either the recognition or the disclosure provisions of SFAS No. 123 by no later than December 1, 1997. The Company expects to continue to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

    LONG-LIVED ASSETS

    In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 2 - MARKETABLE SECURITIES

    The amortized cost and estimated fair value of marketable securities is as follows:

                                            NOVEMBER 30, 1996
                        --------------------------------------------------------
                                          Gross          Gross         Estimated
                          Amortized     Unrealized    Unrealized        Fair
                           Cost           Gains          Losses         Value
                        --------------------------------------------------------

     Available for sale securities:

     Equity securities  $  351,889             --          89,270     $ 262,619
                         ----------     ----------     ----------      ---------
                         ----------     ----------     ----------      ---------


                                            NOVEMBER 30, 1995
                        --------------------------------------------------------
                                          Gross          Gross
                          Amortized     Unrealized    Unrealized        Fair
                           Cost           Gains          Losses         Value
                        --------------------------------------------------------

     Available for sale securities:

     Equity securities  $  351,889              --        92,738       $ 259,151
                         ----------     ----------     ----------      ---------
                         ----------     ----------     ----------      ---------


NOTE 3 -- INVENTORIES

     Inventories at November 30 consist of the following:

                                                         1996          1995
                                                      -----------   -----------

         Electronic components and subassemblies     $   134,371   $    34,119
         Finished goods                                  115,905       169,097
         Demonstration units                             117,119        67,316
                                                      -----------   -----------
                                                         367,395       270,532
         Less:
            Valuation allowance-obsolescence             (44,476)       (7,150)
            Depreciation on demonstration units          (29,290)           --
                                                      -----------   -----------
                                                     $   293,629   $   263,382
                                                      -----------   -----------
                                                      -----------   -----------

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment at November 30 consist of the following:

                                                         1996          1995
                                                      -----------   -----------

         Furniture                                   $    40,084   $    84,714
         Exhibit booth                                    48,013        41,118
         Other equipment                                  69,222        61,810
         Lab equipment                                    48,381       141,140
         Manufacturing equipment and fixtures              3,500        27,917
         Sales equipment                                  48,917        43,062
         Computers                                         7,664         4,446
                                                      -----------   -----------

            Subtotal                                     265,781       404,207

         Less accumulated depreciation                  (156,149)     (237,903)
                                                      -----------   -----------

                                                     $   109,632   $   166,304
                                                      -----------   -----------
                                                      -----------   -----------

Depreciation expense for the years ended November 30, 1996 and 1995 was $62,739 and $37,273, respectively.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 5 -- LONG-TERM DEBT

     Long-term debt at November 30 consists of the following:

                                                                  1996           1995
                                                               -----------    -----------
         Capitalized equipment lease payable in 60
            monthly installments of $350 including interest
            at 18% through March 31, 1997.                     $       820    $     5,217

         Prepetition and postpetition payroll taxes payable
            in equal installments including interest at 8%
            maturing in March 1999.                                 24,102         32,510

         Note payable to CardioDynamics Holdings,
            LLC, a related party, collateralized by assets
            of the Company, bearing interest at 8% per
            annum with interest only payments due
            quarterly, maturing March 31, 1998.
            Convertible into common stock at a rate
            of $.25 per share.                                      25,000         25,000
                                                                -----------    -----------

                                                                    49,922         62,727
                                                                -----------    -----------

         Less current portion of long-term debt                    (12,100)       (14,231)
                                                                -----------    -----------

                                                               $    37,822    $    48,496
                                                                -----------    -----------
                                                                -----------    -----------



    Maturities of long-term debt are as follows:

         Year Ended November 30
          ----------------------

                 1997                                          $    12,100
                 1998                                               35,508
                 1999                                                2,314
                 2000                                                    0
                 2001                                                    0
                                                               -----------

                                                               $    49,922
                                                               -----------
                                                               -----------

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 6 -- PREFERRED STOCK

     At November 30, 1996 and 1995 the Company had outstanding 183,115 and 246,793 shares of preferred stock, respectively. The preferred stock has the following characteristics:

          -    A stated value of $2.50 per share.

          - No liquidation preference, but shares equally with common stock in any proceeds of liquidation.

          - Voting rights equal to that of common stock, on a share-for-share basis.

          - Non-cumulative six percent (6%) annual dividends priority over common stock. Thus, no common dividends may be declared in any year until outstanding preferred shares have received fifteen cents ($.15) per share dividend for that year.

          - The Company had, until October 7, 1995, the option to call any part or all of the preferred stock, at a cash call price of $6.25 per share. Holders of preferred shares had an option to redeem them during a period of 90 days following the "Redemption Date" (the redemption date was January 23, 1996) by way of the preferred shareholder's tender of each share of preferred stock to the Company in exchange for one share of CDIc common stock and the proceeds from the sale of certain marketable securities. The Company may, but does not have any obligation to, honor redemption requests following the 90-day redemption period which ended on April 22, 1996.


NOTE 7 -- SHAREHOLDERS' EQUITY

     On November 16, 1995, the Company's Articles of Incorporation were amended to increase the authorized number of shares of common stock to 50,000,000 and to revise the terms of the Company's preferred stock.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 -- SHAREHOLDERS' EQUITY (Continued)

     During February 1995, the Company entered into an agreement with a related party, CardioDynamics Holdings, LLC ("CDH"), a California limited liability company, for the purchase of approximately 37.6% of the Company's common stock. Under the terms of the agreement, CDH purchased 2,404,000 shares from a shareholder, Helionetics, Inc. and 1,478,000 shares from the Company. In exchange for the issuance of these shares the Company received $225,000. Additionally, the Company issued a five year secured promissory note (the "CDH" note) in the amount of $100,000. The note was collateralized by an unsubordinated interest in substantially all of the assets of the Company and provided for optional advances up to an aggregate of $1,257,803. Advances under the note accrue interest at 8% with interest only payable quarterly through maturity at February 6, 2000. At any time after February 6, 1997, the note was convertible into the shares of the Company's common stock at CDH's option at predetermined conversion prices. Also, in conjunction with this transaction, certain litigation was settled, CDH obtained five year proxies to vote the common shares owned by DaVinci Scientific Corporation and other entities, CDH obtained the right to purchase additional Company common stock from the Company in certain situations and a stock purchase agreement between the Company and DaVinci was terminated.

     In May 1995, subsequent to additional optional advances of $75,000 being made under the CDH note, CDH purchased 4,300,000 shares of common stock of the Company for $1,000,000, converted $150,000 of the $175,000 outstanding under the note into 300,000 shares of common stock of the Company and agreed to make no further optional advances through December 31, 1995.

     In fiscal 1996 the CDH note was amended to establish a per share conversion price of $0.25 per share subject to adjustment under specified circumstances and change the maturity date to March 31, 1998. In conjunction with these amendments, CDH's right to lend additional amounts under the note was amended to allow CDH to lend up to an additional $1,800,000 through March 31, 1998. In March 1996, CDH advanced $1,800,000 under the note. This advance was converted into 7,200,000 shares of common stock of the Company in June 1996 at a rate of $0.25 per share.

     At various times during fiscal 1995, Allen Paulson, an affiliate of CDH and of the Company, purchased a total of 2,230,000 shares of common stock, James Gilstrap, Chairman of the Company, purchased a total of 510,000 shares of common stock and other related parties purchased a total of 360,000 shares of common stock, all from the Company for $0.25 cash per share.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 -- SHAREHOLDERS' EQUITY (Continued)

     At various times during fiscal 1996, Allen Paulson purchased a total of 2,300,000 shares of common stock and James Gilstrap purchased a total of 360,000 shares of common stock all from the Company for $0.25 cash per share.

     During fiscal 1995 the Company issued 350,000 shares of common stock to certain professionals including, 150,000 shares to James Gilstrap and 150,000 shares to Nicholas Diaco, an affiliate of CDH and of the Company, in exchange for services rendered. Accordingly, the value of these shares, $87,000, has been expensed in the accompanying statement of operations for the year ended November 30, 1995.

     During fiscal year 1995, the Company approved a stock issuance of 88,000 shares valued at $0.25 per share to the Board of Directors in exchange for accrued directors fees relating to past service. At November 30, 1995 these shares remained unissued and the estimated value of shares owned of $22,000 was included in accrued expenses. During fiscal 1996 these shares were issued.

     At November 30, 1996 the Company has outstanding warrants to purchase shares of common stock as follows:

                              Common       Exercise       Exercisable
                           Stock Shares      Price       On or Before
                           ------------   -----------  -----------------

     Series B                  488,594   $      4.00   December 31, 1996
     Series C                  231,797          6.00   December 31, 1997
                          ------------   -----------

       Total warrants
        exercisable into
        common stock           720,391
                          ------------
                          ------------


On May 30, 1996 the Company reduced the exercise price of Series B and Series C warrants to $3.50 per share through July 8, 1996. From May 30, 1996 to July 8, 1996 15,341 and 12,015 shares of Series B and Series C warrants were exercised netting proceeds of $53,694 and $42,053 respectively. Additionally, during the 1996 fiscal year, 10,009 shares of Series B warrants were exercised at an exercise price of $4.00 per share.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 8 -- STOCK OPTIONS

     In 1995, the Board of Directors approved a Stock Option/Stock Issuance Plan (the "Option Plan") that provides for the granting of options to officers, Directors and key employees to purchase the Company's common stock. Under the Option Plan, 1,529,000 shares of common stock have been reserved for granting of options at 100% of the fair market value of the Company's common stock on the date of grant.

     The Option Plan also provides for monthly grants to each director of the Company of options to purchase 1,000 shares of Company common stock as payment for directors fees. The per share exercise price is calculated using the mean market price over the three month period immediately preceding the date of grant. The options are exercisable immediately upon grant and expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board. During 1996 and 1995, 103,000 and 36,000 options were granted to the Board of Directors as compensation for past services. During 1996 the exercise prices on options granted to the Board of Directors, at times, exceeded the quoted market value on the date of grant. Accordingly, the Company has recognized directors fees totalling $50,878 in the accompanying statement of operation for the year ended November 30, 1996.

     The Option Plan also provides for grants of options and issuances of stock in exchange for professional services. During 1995 the Company granted 145,000 non qualified stock options and 45,000 stock awards to three individuals in exchange for consulting services. The options were granted at an exercise price equal to the quoted market price on the grant date, are fully vested and expire two years from the date of grant. Consultation fees of $11,250 were recognized in the accompanying statement of operations for the year ended November 30, 1995 upon the granting of the stock award.

     At November 30, 1996, options for 853,000 shares remain available for grant in the future. Additional information with respect to such options under the Option Plan follows:

                                                   Stock           Price per
                                                  Options            Share
                                               -------------     -------------

     Outstanding at November 30, 1994                     --     $          --
       Granted                                       181,000         0.98-1.15
       Expired or cancelled                               --                --
       Exercised                                          --                --
                                               -------------     -------------

     Outstanding at November 30, 1995                181,000         0.98-1.15
       Granted                                       495,000         0.81-4.38
       Expired or cancelled                               --                --
       Exercised                                          --                --
                                               -------------     -------------

     Outstanding at November 30, 1996                676,000     $   0.81-4.38
                                               -------------     -------------
                                               -------------     -------------

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 8 -- STOCK OPTIONS (Continued)

     At November 30, 1996, 284,000 of the options outstanding are fully vested and exercisable at a price range of $0.81 to $4.38 per share.

     During June 1995, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"). Under the terms of the agreement the CEO was granted 500,000 non-transferable stock options (not under the Option
     Plan) at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company's stock attains specified levels. At November 30, 1996, none of the options are vested. The options expire June 15, 2005.


NOTE 9 -- INCOME TAXES

     The provisions for income taxes in the accompanying statements of operations are comprised of the following:
                                                         1996          1995
                                                      -----------   -----------

          Federal                                     $        --   $        --
          State                                               800           800
                                                      -----------   -----------

                                                      $       800   $       800
                                                      -----------   -----------
                                                      -----------   -----------

     At November 30, 1996, the Company had federal and state net operating loss carryforwards of approximately $12,000,000 and $4,800,000, respectively. Of these amounts approximately $6,800,000 and $2,200,000 are subject to limitations of the amount that may be utilized each year of approximately $50,000 per year expiring through fiscal 2009.

     A 100% valuation allowance has been applied to the net deferred tax asset created by these NOL carryforwards. Accordingly, no tax benefit has been recorded for the years ended November 30, 1996 and 1995.


NOTE 10 -- OTHER INCOME

     During fiscal 1995, the Company recognized a gain on the forgiveness of debt from two creditors amounting to $61,799 and netted the gain against minor expenses included in other income.

                       CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 11 -- RELATED PARTY TRANSACTIONS

     During fiscal 1995, the Company borrowed $30,644 from DaVinci Scientific Corporation and repaid $158,765. The two parties agreed to forgiveness of the remaining balance of $19,627 as well as approximately $28,000 in consulting fees owed to DaVinci Scientific Corporation.


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     Rent -- During July 1994, DaVinci Scientific Corporation entered into an office lease for the Company's office and support facility. The lease expires in July 1998. The Company has continued to make the monthly lease payments for this property. Facility rent expenses for fiscal years ended November 30, 1996 and 1995 were $53,620 and $54,320, respectively.


NOTE 13 -- LEGAL PROCEEDINGS

     During October 1994, a complaint entitled B. BO SRAMEK AND HEVKA H. SRAMEK
     V. CARDIODYNAMICS INTERNATIONAL CORPORATION was filed in San Diego County Superior Court. The complaint sought damages of approximately $86,000 on behalf of B. Bo Sramek, a former CDIc officer, for breach of an alleged Consulting Services Agreement dated June 2, 1993. The complaint sought additional damages of approximately $45,000 on behalf of Hevka Sramek for the alleged breach of an employment agreement by CDIc. During fiscal 1996, as the result of a judgement against the Company, compensatory damages and attorney fees totalling $64,478 were paid to the plaintiffs.


NOTE 14 -- SUBSEQUENT EVENT

     On March 6, 1997, the Company completed the offering of approximately 2,527,000 shares of Common Stock in a $7.2 million private placement. EVEREN Securities, Inc. served as placement agent as to 2,299,000 shares ($6.6 million) and another 228,000 shares ($0.6 million) were sold pursuant to a related offering (see paragraph below). After issuance costs of approximately $550,000, the Company received net proceeds of approximately $6,650,000. Under the terms of the Private Placement Memorandum (the "Memorandum"), the Company agreed to use its best efforts to, within 180 days after demand by two-thirds in interest of the private investors, register such Common Stock for public resale.

     In accordance with the terms of their stock purchase agreements, several private investors rescinded their purchases of a total of 236,219 shares of common stock (purchased in fiscal 1996 for $0.6 million cash) and reinvested the $0.6 million in 228,151 shares of common stock, issued under and subject to the terms of the Memorandum, at a price of $2.85 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The names of the Company's directors and executive officers, together with certain information regarding them, as of March 7, 1997 are as follows:


    NAME                        AGE      POSITION
    ----                        ---      --------
  Allen E. Paulson              74        Co-Chairman of the Board of Directors
  James C. Gilstrap             61        Co-Chairman of the Board of Directors
  Richard E. Otto               47        President/CEO and Director
  Rhonda F. Pederson            36        Chief Operating Officer
  Stephenson M. Dechant         41        Chief Financial Officer and Director
  Stephen P. Loomis             36        Vice President Finance
  Markus J. Osypka, Ph.D.       32        Vice President Engineering
  William P. Cordeiro, Ph.D.    52        Director
  Nicholas V. Diaco, M.D. (1)   57        Director
  Roger S. Kolasinski           51        Director
  Michael D. Padilla            48        Director
  Barry M. Zwick                62        Director
--------------------
(1)   Chairman of the Medical Advisory Board

ALLEN E. PAULSON. Mr. Paulson has been Co-Chairman of the Board since June 1996 and Director since February 1995. Mr. Paulson owns numerous companies having substantial investments in diverse industries, including aircraft; energy exploration; horse breeding, training, and racing; automobile dealerships; gaming and entertainment; and real estate and resorts. Mr. Paulson is the founder and Chairman Emeritus of Gulfstream Aerospace Corporation, the world's leading designer, manufacturer and marketer of large corporate jets. He has earned numerous awards including the Horatio Alger Award for Distinguished Americans, the American Academy of Achievement's Golden Plate Award, as well as five honorary doctorates.

JAMES C. GILSTRAP. Mr. Gilstrap served as Chairman of the Board from February 1995 to June 1996, and has been Co-Chairman of the Board since June 1996. Mr. Gilstrap is retired from Jefferies & Company, where he served as Senior Executive Vice President, Partner and Member of the Executive Committee. Mr. Gilstrap is past President of the Dallas Securities Dealers as well as a past member of the Board of Governors of the National Association of Securities Dealers, Inc.

RICHARD E. OTTO. Mr. Otto joined the Company in June 1995 as President and Chief Executive Officer and has been a Director since June 1996. Mr. Otto has more than 26 years of healthcare experience including as an entrepreneurial executive in the identification, development and distribution of high technology devices for the cardiology and cardiovascular markets. From September 1987 to May 1994, Mr. Otto was with Sensor Technology, Inc., a privately held medical distributor company, of which he was a founder. In 1994, the company was sold to a division of Eli Lilly and Company. Prior to that time, Mr. Otto held positions with Medtronic, Inc., Cardiac Pacemakers, Inc., Intermedics, Inc. and Eli Lilly and Company. Mr. Otto holds a Bachelor of Science degree from the University of Georgia and serves on the Boards of Directors of the Georgia Chapter of the Leukemia Society, College Football Hall of Fame Foundation, and the University of Georgia Student Educational Fund.

RHONDA F. PEDERSON. Ms. Pederson joined the Company in June 1995 as Vice President of Operations and was promoted to Chief Operating Officer in February 1996. Ms. Pederson has over 13 years health care experience, including medical product development, rapid growth transitions and sales and marketing management. From July 1992 until May 1995, Ms. Pederson held positions including President/Chief Executive Officer, Vice President of Sales and Marketing and Board member at Culture Technology, Inc., a privately held biotechnology company specializing in culturing autologous skin for burn patients. Prior to that, Ms. Pederson held positions at General Electric Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Pederson holds a Bachelor of Pharmacy from Washington State University and is completing a Masters in Business Administration from Pepperdine University in Los Angeles.

STEPHENSON M. DECHANT. Mr. Dechant has been Chief Financial Officer and a Director of the Company since February 1995. Mr. Dechant has been Chief Financial Officer for Mr. Paulson's companies since 1992. His previous experience involves over 15 years financial management and reporting for high net worth individuals and companies primarily involved in the food industry, including Dole Fresh Fruit and Chart House Enterprises. Mr. Dechant graduated from the University of Southern California with a Bachelor of Science in Business Administration and a Masters from the University of San Diego.

STEPHEN P. LOOMIS. Mr. Loomis joined the Company in September 1996 as Vice President of Finance. Mr. Loomis is a Certified Public Accountant with more than 11 years experience in finance and business development with both publicly traded and privately held companies. From 1993 until joining the Company, he served as Director of Financial Reporting at the Kinko's Inc. group of companies. From 1988 to 1993, Mr. Loomis was the Chief Financial Officer for Terminal Data Corporation, a publicly traded high speed document imaging company. Prior to that, Mr. Loomis was at Peat Marwick Main & Co. He earned his Bachelor of Science Degree in Business Administration from California State University at Northridge.

MARKUS J. OSYPKA, PH.D. Dr. Osypka joined the Company in January 1996 to oversee engineering and was promoted to Vice President of Engineering in March 1996. Dr. Osypka had more than six years experience in the medical device industry in Germany. From 1993 to 1995, he held the positions of Director of Product Management and Director of International Sales at Dr. Ing P. Osypka GmbH, a privately held medical device manufacturer in Germany. Prior to that, he earned a Ph.D. in Electrical Engineering at the University of Karlsruhe in Germany, where he did extensive research in Electrical Impedance Tomography.

WILLIAM P. CORDEIRO, PH.D. Dr. Cordeiro has served as a Director of the Company since 1994, and currently is the Director at the Health Care Management Institute at California State University, Los Angeles. In that capacity, he develops a variety of programs as a liaison between providers, funders and the academic community. He is also a Management Professor in the School of Business and Economics where he teaches strategic planning and management and is a partner with Bartik, Cordeiro & Associates, Inc., a privately held business consulting firm. Previously, Dr. Cordeiro worked for The Veta Grande Companies and ARCO Transportation and Products companies. Dr. Cordeiro received his B.S. from the University of San Francisco, his MBA in Finance from University of Southern California, his M.A. and Ph.D. from the Claremont Graduate School.

NICHOLAS V. DIACO, M.D. Dr. Diaco has served as a Director of the Company and Chairman of the Company's Medical Advisory Board since February 1995.
Currently, he is the Director of the Coronary Care Unit and the Heart Catheterization Laboratory at St. John's Hospital and Health Center in Santa Monica, California. Dr. Diaco has practiced cardiology for over 25 years. He is a Fellow of the American College of Cardiology and is board certified in Cardiovascular Disease. He serves as a Clinical Assistant Professor of Medicine at the University of California, Los Angeles. Dr. Diaco was a chief of internal medicine in the U.S. Air Force and has published numerous articles on the effects of exercise on the heart. He received his M.D. with honors from Hahnemann Medical College and Hospital in Pennsylvania.

ROGER S. KOLASINSKI. Mr. Kolasinski has served as a Director of the Company since 1993. Mr. Kolasinski is Chairman and CEO of Kol Bio Medical Instruments, Inc., a privately-held medical distributorship. Mr. Kolasinski is also on the Dean's Board of Advisors for Michigan State University's School of Natural Sciences. Mr. Kolasinski received his B.S. in Microbiology/Zoology from Michigan State University.

MICHAEL D. PADILLA. Mr. Padilla has served as a Director of the Company since 1995. Mr. Padilla is a partner with the law firm Thorsnes, Bartolotta, McGuire & Padilla. He has practiced law in San Diego since 1972, specializing in personal injury, product liability and medical malpractice litigation. He is a member of the Consumer Attorney associations in both California and the local branch in San Diego. Mr. Padilla received his J.D. from University of San Diego School of Law.

BARRY M. ZWICK. Mr. Zwick has served as a Director of the Company since 1994. Mr. Zwick has been in the securities business in various capacities for over 30 years, including as an Investment Advisor and as a Managing Director at Ladenburg, Thalmann & Co. Inc. until 1988. In 1992, Mr. Zwick formed a corporation that is the general partner for two investment partnerships, both of which deal with quantitative methods of investing in U.S. equities. Prior to that, Mr. Zwick founded Zwick Financial Corp. and Brandt, Zwick & Co., Inc. Mr. Zwick is a member of the CBOE, the Midwest Stock Exchange and the Chicago Board of Trade. He is currently a Director of Naturade, Inc., a publicly traded company that specializes in vitamins and skincare products. Mr. Zwick is a graduate of the U.S. Military Academy at West Point, and received an MBA from the University of Southern California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Except as set forth below, the Company believes that each person who, at any time during the fiscal year ended November 30, 1996, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of the Company filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

Markus Osypka (Vice President, Engineering) filed his Form 3 late, and did not include on the Form 3, a stock option which had been granted him. He later reported the stock option on Form 5. Rhonda F. Pederson (Chief Operating Officer) filed her Form 3 late. Barry Zwick (Director) reported insufficient detail on 12 monthly automatic stock option grants on Form 5.

DaVinci Scientific Corporation (10% owner) and Kenneth W. Miller (Director) failed to file Form 4's reflecting the transfers of Common Stock owned by DaVinci to a number of DaVinci's creditors. Also, Mr. Miller failed to file Form 4's reflecting acquisitions of Common Stock by Edge Financial Group, Inc. within six months after Mr. Miller ceased to be a Director of the Company.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides information regarding the annual and long-term compensation earned by Richard E. Otto, the Company's Chief Executive
Officer, for services rendered in all capacities to the Company for the three fiscal years, ending November 30, 1996. None of the Company's other Executive Officers had in fiscal 1996, total annual salary and bonus exceeding $100,000.

                              SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM COMPENSATION
                                                                    AWARDS      PAYOUTS
NAME AND                               ANNUAL COMPENSATION          OPTIONS/    LTIP             ALL OTHER
PRINCIPAL POSITION        YEAR       SALARY ($)     BONUS ($)       SARS (#)    PAYOUTS ($)    COMPENSATION ($)
------------------        ----       ----------     ---------       --------    -----------    ----------------
Richard E. Otto           1996        122,870         -0-            -0-           -0-              -0-
  President, Chief        1995         87,500         -0-            -0-           -0-              -0-
  Executive Officer       1994          -0-           -0-            -0-           -0-              -0-

STOCK OPTIONS AND LONG TERM INCENTIVE PLANS

No stock options or stock appreciation rights were granted to or exercised by Mr. Otto during fiscal 1996. The Company does not have any long-term incentive plans (as defined in the Securities and Exchange Commission regulations). Non-employee directors receive, for their service as a director, automatic grants of 1,000 stock options.

                       AGGREGATED OPTION/SAR EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                NUMBER OF
                                                SECURITIES      VALUE OF
                                                UNDERLYING      UNEXERCISED
                                                UNEXERCISED     IN-THE-MONEY
                                                OPTIONS/SARS    OPTIONS/SARS AT
                  SHARES                        AT FY-END (#)   FY-END ($)
                  ACQUIRED ON     VALUE         EXERCISABLE/    EXERCISABLE/
NAME              EXERCISE (#)    REALIZED ($)  UNEXERCISABLE   UNEXERCISABLE
----              ------------    ------------  -------------   -------------

Richard E. Otto       - 0 -          - 0 -      - 0 - /500,000  - 0 - /1,500,000

EMPLOYMENT AGREEMENT

The Company entered into a Compensation and Employment Agreement, June, 1995, with Mr. Otto. In addition to providing Mr. Otto the 500,000 stock options described above, the Agreement provided for a salary of $150,000 per year and standard fringe benefits. Although the Agreement may be modified or terminated by either party at will, the stock options will survive termination of the Agreement unless Mr. Otto's employment terminates due to cause (as defined in the Agreement), voluntary resignation, death or permanent disability.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following are the only persons known by the Company to own beneficially, as of March 7, 1997, five percent (5%) or more of the outstanding shares of its Common Stock.

                                          SHARES BENEFICIALLY OWNED
NAME AND ADDRESS OF                     -------------------------------
BENEFICIAL OWNER                        NUMBER (1)      PERCENTANGE (2)
----------------                        ----------      ---------------

Allen E. Paulson (3)                   24,946,490          78.0%
P.O. Box 9660
Rancho Santa Fe, CA  92067

James C. Gilstrap (4)                  21,346,490          66.8%
5067 Shore Drive
Carlsbad, CA  92008

Nicholas V. Diaco, M.D. (5)            20,576,490          64.2%
1302 - 20th Street, Suite 400
Santa Monica, CA  90404

Joseph F. Diaco, M.D. (6)              20,304,490          63.5%
4700 North Habana Ave., Suite 403
Tampa, FL  33614

CardioDynamics Holdings, LLC (7)       20,304,490          63.5%
P.O. Box 9660
Rancho Santa Fe, CA  92067

Edge Financial Group, Inc. (8)          2,451,559           7.7%
16225 Park Ten Place, Suite 380
Houston, TX  77084

Joe C. Richardson, Jr. (9)              2,206,929           6.9%
P.O. Box 8246
Amarillo, TX  79114

----------------------
(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2) Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

(3) Includes 20,304,490 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC, of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CardioDynamics Holdings, LLC. See footnote (7). Also includes 19,000 shares of Common Stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(4) Includes 20,304,490 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CardioDynamics Holdings, LLC. See footnote (7). Also includes 19,000 shares of Common Stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days. Excludes 60,000 shares of Common Stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

(5) Includes 20,304,490 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC, of which Dr. Nicholas Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CardioDynamics Holdings, LLC. See footnote (7). Also includes 119,000 shares of Common Stock Dr. Diaco beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(6) Includes 20,304,490 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC, of which Dr. Joseph Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CardioDynamics Holdings, LLC. See footnote (7).

(7) Includes 15,682,243 shares of Common Stock over which CardioDynamics Holdings, LLC exercises sole voting and investment power, and 4,522,247 shares of Common Stock over which CardioDynamics Holdings, LLC exercises sole voting, but no investment power. Also includes 100,000 shares of Common Stock issuable upon conversion of a Note issued by the Company.

(8) Includes 1,492,998 shares of Common Stock beneficially owned by Medical Assets, CardioDynamics Holdings, LLC, of which Edge Financial Group, Inc. is a member. Edge Financial Group, Inc. disclaims beneficial ownership of these shares except to the extent of its ownership interest in Medical Assets, CardioDynamics Holdings, LLC. Medical Assets, CardioDynamics Holdings, LLC exercises sole investment power, but no voting power, over all its share of Common Stock.

(9) Includes 1,492,998 shares of Common Stock beneficially owned by Medical Assets, CardioDynamics Holdings, LLC, of which Mr. Richardson is a member. Mr. Richardson disclaims beneficial ownership of these shares except to the extent of his ownership interest in Medical Assets, CardioDynamics Holdings, LLC. Medical Assets, CardioDynamics Holdings, LLC exercises sole investment power, but no voting power, over all its shares of Common Stock.

                           SECURITY OWNERSHIP OF MANAGEMENT

COMMON STOCK

The following table sets forth the beneficial ownership of Common Stock of the Company as of March 7, 1997 by each director, (including Mr. Otto) and by all directors and Executive Officers of the company as a group.

                                                    SHARES BENEFICIALLY OWNED
                                                  ------------------------------
NAME                                              NUMBER (1)         PERCENT (2)
------------------------------                    ----------         -----------

William P. Cordeiro, Ph.D. (3)                       29,000              *

Stephenson M. Dechant (4)                            25,000              *

Nicholas V. Diaco, M.D. (5)                      20,576,490             64.2%

James C. Gilstrap (6)                            21,346,490             66.8%

Roger S. Kolasinski (7)                             175,000              *

Stephen P. Loomis                                   - 0 -                *

Markus J. Osypka                                    - 0 -                *

Richard E. Otto                                      40,000              *

Michael D. Padilla (8)                               25,000              *

Allen E. Paulson (9)                             24,946,940             78.0%

Rhonda F. Pederson                                  - 0 -                *

Barry M. Zwick (10)                                 307,879              1.0%

All Directors and Executive
Officers as a group - (12 persons) (11)          26,252,078             82.4%

------------------------------
*Less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable on exercise of certain outstanding options as described in the footnotes below.

(2)  Percentage of ownership is calculated pursuant to SEC Rule 13d-3d(1).

(3) Includes 10,000 shares held by Bartik, Cordeiro & Associates, Inc. Mr. Cordeiro is the Chief Executive Officer of Bartik, Cordeiro & Associates, Inc.

(4) Includes 19,000 shares of Common Stock Mr. Dechant beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(5) Includes 20,304,490 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC, of which Dr. Nicholas Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CardioDynamics Holdings, LLC. Also includes 119,000 shares of Common Stock Dr. Diaco beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(6) Includes 20,304,490 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CardioDynamics Holdings, LLC. See footnote (9). Also includes 19,000 shares of Common Stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days. Excludes 60,000 shares of Common Stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

(7) Includes 120,000 shares of Common Stock of the Company beneficially owned by Kol Bio Medical Instruments, of which Mr. Kolasinksi is Chief Executive Officer. Also, includes 19,000 shares of Common Stock Mr. Kolasinski beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(8) Includes 19,000 shares of Common Stock Mr. Padilla beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(9) Includes 20,304,490 shares of Common Stock beneficially owned by CardioDynamics Holdlings, LLC, of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in LLC. See footnote (9). Also includes 19,000 shares of Common Stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(10) Includes 200,00 shares of Common Stock of the Company beneficially owned by a related trust . Also includes 19,000 shares of Common Stock Mr. Zwick beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(11) Shares beneficially owned include shares held by entities affiliated with certain directors as described above in the footnotes (but do not include any shares more than once).

PREFERRED STOCK

No Director or Executive Officer owns any of the Company's Preferred Stock, except Roger S. Kolasinski who (indirectly through Kol Bio Medical Instruments, Inc.) owns 126,259 shares, or 69.0% of the class.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In early 1995, CardioDynamics Holding, LLC ("CDH") obtained control of the Company by purchasing 1,477,910 shares of unregistered Common Stock from the Company in exchange for $225,739 and purchasing 2,404,333 shares of Common Stock held by Helionetics, Inc. in exchange for $666,458. CDH also loaned the Company $100,000 and obtained the right to purchase at the then-applicable conversion price (currently $0.25 per share) the same number of shares of Common Stock as the Company may from time to time issue to any other person. In addition, in consideration of CDH lending money to the Company, as set forth above, the holders of no fewer than 4,522,247 shares of Common Stock granted CDH an irrevocable proxy to vote their shares.

CDH and its members Allen E. Paulson, James C. Gilstrap and Nicholas V. Diaco, engaged in several subsequent significant transactions with the Company, substantially all resulting in the issuance of unregistered Common Stock at $0.25 per share or convertible note amounts convertible (and later converted) into Common Stock at $0.25 per share. Of the Company's outstanding shares of Common Stock, currently CDH owns 15,682,243 shares. Members of CDH also now own 5,808,000 outstanding shares of Common Stock of the Company (aside from CDH's own holdings); of the members' shares, Allen E. Paulson owns 4,626,000, James C. Gilstrap owns 1,206,000 and Nicholas V. Diaco owns 156,000.

As a result of the transactions described above, at March 7, 1997, CDH and its members together are the beneficial owners of 82% of the Common Stock of the Company.

In fiscal 1995, each of James C. Gilstrap and Nicholas V. Diaco received 150,000 shares of common stock as a fee for services in connection with CDH's acquisition of an interest in the Company.

Nichalas V. Diaco is also a member of the Company's Medical Advisory Board. In that capacity, he received 100,000 stock options in June 1995 and consulting fees in fiscal 1995 and 1996 of $37,500 and $1,500, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBIT INDEX

          The following exhibits are attached to this Report and are incorporated herein by reference.

EXHIBIT   TITLE
-------   -----

  2.1 Fourth Amended Plan of Reorganization. (Incorporated by reference from November 30, 1994 Form 10-KSB.)

  2.2 Purchase Agreement dated February 7, 1995 between the Company and CardioDynamics Holdings, LLC. (Incorporated by reference from February 28,1995 Form 10-QSB.)

  3.1 Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

  3.2 Articles of Incorporation as in effect before November 16, 1995, (Incorporated by reference from November 30, 1995 Form 10-KSB)

  3.3 Certificate of Amendment of Articles of Incorporation Filed November 16, 1995.

  4.2 Secured Convertible Promissory Note, dated February 7, 1995, in favor of CardioDynamics Holdings, LLC. (Incorporated by reference from February 28,1995 Form 10-QSB.)

  4.3 Promissory Note, dated February 3, 1995, in favor of DaVinci Scientific Corporation. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

  4.4 First Amended and Restated Secured Convertible Promissory Note, dated March 30, 1995 in favor of CardioDynamics Holdings, LLC. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

  4.5 Second Amended and Restated Secured Convertible Promissory Note, dated May 19, 1995 in favor of CardioDynamics Holdings, LLC. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

  4.6 Third Amended and Restated Secured Convertible Promissory Note, dated March 31, 1996 in favor of CardioDynamics Holdings, LLC. (Incorporated by reference from May 31, 1996 Form
          10-QSB.)

  4.7 Fourth Amended and Restated Secured Convertible Promissory Note, dated June 30, 1996 in favor of CardioDynamics Holdings, LLC. (Incorporated by reference from August 31, 1996 Form 10-QSB.)

EXHIBIT   TITLE
-------   -----

10.1 Amendment to Purchase Agreement, dated March 31, 1996, between the Company and CardioDynamics Holdings, LLC, (Incorporated by reference from May 31, 1996 Form 10-QSB).

10.2      Purchase Agreement.  See Exhibit 2.2.

10.3      Secured Convertible Promissory Note.  See Exhibit 4.2.

10.4      Promissory Note.  See Exhibit 4.3.

10.5 Security Agreement, dated February 7, 1995 between the Company and CardioDynamics Holdings, LLC. (Incorporated by reference from February 28,1995 Form 10-QSB.)

10.6 Patent Security Agreement, dated February 7, 1995 between the company and CardioDynamics Holdings, LLC. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.7.1 Irrevocable Offer to Sell Shares of CardioDynamics International Corporation, dated January 1995, among the Company, Helionetics, Inc., and Dr. L. S. Smith. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.7.2 February 7, 1995 letter from Helionetics, Inc. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.7.3 Notice to Dr. L. S. Smith, dated February 7, 1995. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.7.4 Notice to Helionetics, Inc., dated February 7, 1995. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.8.1 Offer to Grant Irrevocable Proxy and Agreement and Mutual General Release, dated February 2, 1995 between the Company and DaVinci Scientific Corporation. (Incorporated by reference from February 28, 1995.)

10.8.2 February 3, 1995 extension letter. (Incorporated by reference from February 29, 1995 Form 10-QSB.)

10.8.3 Notice to DaVinci Scientific Corporation, dated February 7, 1995. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.9 Investment Agreement (as amended and restated) dated April 12, 1995 between the Company and CardioDynamics Holdings, LLC. (Incorporated by reference from May 31, 1995
          Form 10-QSB.)

EXHIBIT   TITLE
-------   -----

10.10* Compensation and Employment Agreement with Richard E. Otto. (Incorporated by reference from August 31, 1995 Form 10-QSB.)

10.11 1995 Stock Option/Stock Issuance Plan, as amended. (Incorporated by reference from August 31, 1995 Form 10-QSB.)

10.12 Agreement and Release with DaVinci Scientific Corporation and CardioDynamics Holdings, LLC. (Incorporated by reference from August 31, 1995 Form 10-QSB.)

10.13* General Release and Settlement Agreement between the Company and G. Robert Tatum, III, dated November 21, 1995. (Incorporated by reference from November 30, 1995 Form 10-kSB.)

10.14 International Distribution Agreement, dated June 20, 1996, between the Company and Landice International Corporation (Incorporated by reference from August 31, 1996 Form 10-QSB)

10.15 Stock Issuance Agreement with Alan Charles Newman and Janet Marie Newman, Trustees, dated October 23, 1996.

10.16 Stock Issuance Agreement with Suzy W. Duff and Wallace E. Duff, Trustee, dated November 20, 1996.

10.17     Engagement letter with EVEREN Securities, Inc., dated November 15,
          1996.

23.1      Consent of Independent Auditors

27.0      Financial Data Schedule

--------------------
*This management contract or compensatory plan or arrangement is required to be filed as an exhibit.


(b)       REPORTS ON FORM 8-K:

          None.

                                      SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 1997              CARDIODYNAMICS  INTERNATIONAL CORPORATION
                                   By /s/ Richard E. Otto
                                     -------------------------------
                                   Richard E. Otto
                                   Director, President and Chief
                                   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                       DATE
----------------------------    ------------------------        --------------

/s/Richard E. Otto              Director, President and          March 12,1997
----------------------------    Chief Executive Officer
Richard E. Otto

/s/Stephenson M. Dechant        Director and                     March 12,1997
----------------------------    Chief Financial Officer
Stephenson M. Dechant

/s/Stephen P. Loomis            Vice President of Finance        March 12,1997
----------------------------    (Principal Accounting Officer)
Stephen P. Loomis

/s/William P. Cordeiro          Director                         March 12,1997
----------------------------
William P. Cordeiro

/s/Nicholas V. Diaco            Director                         March 12,1997
----------------------------
Nicholas V. Diaco, M.D.

/s/James C. Gilstrap            Director                         March 12,1997
----------------------------
James C. Gilstrap

/s/Roger S. Kolasinski          Director                         March 12,1997
----------------------------
Roger S. Kolasinski

/s/Michael D. Padilla           Director                         March 12,1997
----------------------------
Michael D. Padilla

/s/Allen E. Paulson             Director                         March 12,1997
----------------------------
Allen E. Paulson

/s/Barry M. Zwick               Director                         March 12,1997
----------------------------
Barry M. Zwick