Form 10QSB
period 1997-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 1997-04-14
CIK 719722

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED  FEBRUARY 28, 1997

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

                                    (619) 535-0202
                           (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes  X   No
                                                   ---     ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 1, 1997, 31,872,628 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes      No  X
    ---     ---

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION


                                  TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Balance Sheets at February 28, 1997, (UNAUDITED)
         and November 30, 1996, (AUDITED).                                3

         Condensed Statements of Operations, (UNAUDITED) for the three
         month periods ended February 28, 1997 and February 29, 1996.     5

         Condensed Statements of Cash Flows, (UNAUDITED) for the three
         months ended February 28, 1997 and February 29, 1996.            6

         Notes to Condensed Financial Statements, (UNAUDITED)             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        8


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                10

ITEM 2.  CHANGES IN SECURITIES                                            10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

ITEM 5.  OTHER INFORMATION                                                10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 10

         SIGNATURES                                                       11

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)


                                                                   FEBRUARY 28,         NOVEMBER 30,
                                                                       1997                 1996
                                                                   ------------         ------------
Assets:
Current assets:
  Cash and cash equivalents                                          $5,581,617             $706,190
  Marketable securities                                                      --              262,619
  Receivables, less allowance for doubtful receivables
    of $332 and $7,416, respectively                                     27,326               24,925
  Inventory, net                                                        450,772              293,629
  Other current assets                                                   30,724               68,336
                                                                   ------------         ------------
      Total current assets                                            6,090,439            1,355,699

Property and equipment, at cost                                         288,786              265,781
Less accumulated depreciation                                           167,787              156,149
                                                                   ------------         ------------
  Net property and equipment                                            120,999              109,632

Other assets:
  Deposits                                                                4,250                4,250
                                                                   ------------         ------------
         Total assets                                                $6,215,688           $1,469,581
                                                                   ------------         ------------
                                                                   ------------         ------------



See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)


                                                                   FEBRUARY 28,         NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1997                 1996
------------------------------------                               ------------         ------------
Current liabilities:
  Accounts payable                                                   $  260,611          $   125,385
  Accrued salaries, wages and related benefits                           50,251               28,882
  Other accrued expenses                                                 42,991               67,264
  Customer deposits                                                          --               23,012
  Marketable securities held for redeemed preferred shares                   --               22,676
  Current portion of long-term debt                                      12,100               12,100
                                                                   ------------         ------------
    Total current liabilities                                           365,953              279,319

Long-term debt, less current maturities                                  34,183               37,822

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par, 500,000 shares authorized;
    issued and outstanding 183,115 in February and
    November, respectively.                                             457,791              457,791

  Common stock, no par, 50,000,000 shares authorized;
    issued and outstanding 31,740,344 shares in
    February and 29,581,696 in November                              13,923,565            8,366,514

  Unrealized loss on marketable securities                                   --              (89,270)

  Accumulated deficit                                                (8,565,804)          (7,582,595)
                                                                   ------------         ------------
    Shareholders' equity                                              5,815,552            1,152,440
                                                                   ------------         ------------
      Total liabilities and shareholders' equity                     $6,215,688          $  1,469,581
                                                                   ------------         ------------
                                                                   ------------         ------------



See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                              FEBRUARY 28,
                                                                  ---------------------------------
                                                                       1997                 1996
                                                                   ------------         ------------
Net sales                                                              $131,928              $61,010

Cost of sales                                                            94,027               32,731
                                                                   ------------         ------------
Gross profit                                                             37,901               28,279

Operating expenses:
  Selling, general and administrative expenses                          687,031              264,033
  Research and development                                              172,376               73,361
                                                                   ------------         ------------
    Total operating expenses                                            859,407              337,394
Loss from operations                                                   (821,506)            (309,115)

Other income (expense):
  Interest, net                                                           3,950                 (177)
  Loss on disposition of marketable securities                         (164,853)                --
                                                                   ------------         ------------
    Total other income (expense)                                       (160,903)                (177)

Loss before income taxes                                               (982,409)            (309,292)

Provision for income taxes                                                 (800)                (800)
                                                                   ------------         ------------
Net loss                                                              ($983,209)           ($310,092)
                                                                   ------------         ------------
                                                                   ------------         ------------

Loss per common share                                                    ($0.03)              ($0.01)
                                                                   ------------         ------------
                                                                   ------------         ------------

Weighted average number of
  common shares outstanding                                          29,653,681           20,788,570
                                                                   ------------         ------------
                                                                   ------------         ------------


See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                   THREE MONTHS ENDED FEBRUARY 28,
                                                                  ---------------------------------
                                                                       1997                 1996
                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            ($983,209)           ($310,092)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation                                                         11,638               10,770
    Loss on sale of marketable securities                               164,853                 --
  Changes in operating assets and liabilities:
    Receivables                                                          (2,401)              56,183
    Inventories                                                        (157,143)             (88,820)
    Other current assets                                                 37,612               (8,578)
    Accounts payable                                                    135,226              (94,972)
    Accrued salaries, wages and related benefits                         21,369              (29,091)
    Other accrued expenses                                              (24,273)             (20,152)
    Customer deposits                                                   (23,012)             (26,075)
                                                                   ------------         ------------
        Net cash used in operating activities                          (819,340)            (510,827)
                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                           180,129                 --
  Purchase of property and equipment                                    (23,005)              (9,191)
                                                                   ------------         ------------
        Net cash provided by/(used in) investing activities             157,124               (9,191)
                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                            (3,639)              (8,308)
  Proceeds from exercise of warrants                                        200                  226
  Cash payment for redeemed preferred shares                            (15,769)                --
  Issuance of common stock                                            5,556,851              551,000
                                                                   ------------         ------------
        Net cash provided by financing activities                     5,537,643              542,918
                                                                   ------------         ------------

Net increase in cash and cash equivalents                             4,875,427               22,900

Cash and cash equivalents at beginning of period                        706,190                7,441
                                                                   ------------         ------------

Cash and cash equivalents at end of period                           $5,581,617             $ 30,341
                                                                   ------------         ------------
                                                                   ------------         ------------


See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

This document's "forward-looking" statements, (those not limited to historical information) inherently involve risks and uncertainties. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) sole dependance on the newly-introduced BioZ-TM- System and related products, (ii) general acceptance in the medical community of Thoracic Electrical Bioimpedance (TEB), (iii) the timing and results of clinical trials of the BioZ-TM- System, (iv) competition from Baxter Healthcare Corporation, maker of the Swan-Ganz-TM- RHC device, and
(v) various uncertainties characteristic of companies just emerging from the development stage; as well as other risks detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1996 and any later-filed SEC reports. The Company does not undertake to update the disclosures contained in this document.

DESCRIPTION OF BUSINESS:

CardioDynamics International Corporation develops, manufactures and markets noninvasive digital heart monitoring devices which provide continuous data on a wide range of hemodynamic parameters, (a measurement of the heart's ability to deliver oxygen-rich blood throughout the body). The Company's primary product, the BioZ-TM- System, uses proprietary TEB technology to obtain data which is typically available only through a time consuming, consuming, costly, potentially dangerous invasive procedure called right-heart catheterization,
(RHC). Since TEB monitoring is non-invasive, it eliminates patient risk and potentially decreases the length of a hospital stay, thereby reducing patient cost.

BASIS OF PRESENTATION:

The accompanying condensed financial statements have been prepared in accordance with the requirements for Form 10-QSB and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles.

These statements should be read in conjunction with the Company's November 30, 1996 audited financial statements and notes thereto as presented in its Annual Report on Form 10-KSB. Financial presentations for the prior periods have been reclassified to conform with the current presentation.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1997.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto, and with the Company's audited financial statements for the fiscal year ended November 30, 1996.

RESULTS OF OPERATIONS
Sales for the first quarter of fiscal 1997 increased to $131,928 from $61,010 in the first quarter of fiscal 1996. The Company commenced shipments of its new BioZ-TM- System against the over one million dollars in initial orders for distributor demonstration and stocking units. Last year's sales were of a prior product line.

Sales in both the 1997 and 1996 quarters are well below the levels required for viable operations, therefore the usefulness of comparative figures and ratios is somewhat limited. The Company received 510(k) marketing clearance for the BioZ-TM- System in late November, 1996. This provides the Company the opportunity to commercialize the BioZ-TM- System, which could result in significantly increased sales. The gross profit as a percent of net sales for the quarter ended February 28, 1997 was 29%, down significantly from the same quarter in fiscal 1996 as a result of the low sales volume relative to the Company's increased manufacturing capacity and related overhead costs.

Selling, general and administrative costs in the first quarter of fiscal 1997 were approximately $423,000 higher than the first fiscal quarter of 1996 due primarily to the addition of regional sales managers, costs related to establishing a network of specialty distributors, development of advertising and marketing materials, and strengthening of the management team. The Company also invested in additional engineering and clinical personnel to support development and regulatory approval of the BioZ-TM- System. As a result, research and development expenses increased by approximately $100,000 or 135% in the first quarter of fiscal 1997 over last years' first quarter.

The Company recognized a loss of $164,853 related to the disposition of certain marketable securities during the quarter. These securities had been held for payment to preferred shareholders upon exercise of their right to redeem their preferred shares for common stock and a pro-rata portion of the proceeds of selling the marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classified the investment securities as "available-for-sale". Accordingly, unrealized gains and losses were excluded from earnings and reported as a separate component of shareholders' equity. The realized loss was computed based on specific identification of the securities sold or written-off. At November 30, 1996 the Company accrued $22,676 for payment to preferred shareholders who exercised their conversion right which ended in April, 1996. The actual amount paid to these preferred shareholders, based on the net proceeds of the sale of those securities, was $15,769.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

The Company incurred a net loss for the first quarter of 1997 of $.03 per common share compared with a net loss of $.01 per common share in the same period last year. The weighted average number of common shares outstanding for the first quarter of 1997 was 29,653,681, versus 20,788,570 reported in the first quarter of 1996. The increase was primarily due to an affiliate's conversion of Note principal into 7,200,000 shares in June 1996 and the February 1997 issuance of shares in the private placement through EVEREN Securities, Inc., (described below).

LIQUIDITY AND CAPITAL RESOURCES
In order to fund the Company's research and development efforts, marketing programs, capital expenditures and working capital requirements, the Company raised approximately $7.2 million in a private placement of approximately 2.5 million shares of common stock through EVEREN Securities, Inc. The initial $6.2 million was funded at the end of the first fiscal quarter of 1997 with the balance completed in early March, 1997.

As a result of the initial $6.2 million private placement losing, the overall cash balance increased by $4,875,427 in the quarter ended February 28, 1997 and working capital increased to $5,724,486, up from $1,076,380 at November 30, 1996. During the first quarter of 1997, the Company used $819,340 of cash in operating activities, this compares to a $510,827 operating cash usage in the first quarter of 1996. The operating cash usage in the first quarter of 1997 was largely due to the loss incurred for the period, reduced by non-cash accounting charges including depreciation and recognition of a loss on disposition of certain marketable securities. In addition, $157,143 of operating cash was used to begin building inventories of the BioZ-TM- System in anticipation of revenue growth in the balance of the year.

The Company generated $157,124 from investing activities in the first three months of 1997 through the sale of certain marketable securities offset somewhat by investment in computer equipment. Capital expenditures for the balance of fiscal 1997 are estimated to approximate $650,000 and the Company intends to pay for these additions with cash on hand and through equipment financing agreements. The Company believes that it has sufficient financial resources to support its forecasted working capital and capital expenditure requirements for the balance of 1997 with cash on hand, to further secure its financial resources and position the Company to finance its working capital requirements for future Company growth, management is evaluating several financial institutions in order to establish a revolving line of credit with a bank.

Longer term, the Company's liquidity will depend on its ability to commercialize successfully the BioZ-TM- System and other diagnostic products.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         4.1 Fifth Amended and Restated Secured Convertible Promissory Note, dated February 1, 1997, between CardioDynamics Holdings, LLC and the Company.

         10.1 Warrants to purchase 276,514 shares of CardioDynamics International Corporation Common Stock to EVEREN Securities, Inc. dated February 26, 1997 and March 6, 1997.

         10.2 Form of Stock Purchase Agreement for 1997 EVEREN private placement.

         27    Financial Data Schedule.

    (b)  Reports on Form 8-K

         During the first quarter, the Company filed one report on Form 8-K with regard to the Company's receipt of 510(k) marketing clearance from the FDA for its key product, the BioZ-TM- non-invasive hemodynamic monitoring system. The date of the report was November 26, 1996.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION


                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION


Date: April 11, 1997              By: /s/ Richard E. Otto
     --------------                  --------------------------------
                                       Richard E. Otto
                                       Director, President and Chief
                                       Executive Officer


Date: April 11, 1997              By: /s/ Stephen P. Loomis
     --------------                  --------------------------------
                                       Stephen P. Loomis
                                       Vice President Finance and
                                       Chief Financial Officer