Form 10QSB
period 1997-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1997-07-14
CIK 719722

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MAY 31, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________
         TO _________

                           Commission File Number:  0-11868


                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                (Exact name of registrant as specified in its charter)

                     CALIFORNIA                                                 95-3533362
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

6155 CORNERSTONE COURT EAST, SUITE 125, SAN DIEGO, CALIFORNIA                     92121
(Address of principal executive offices)                                        (Zip Code)

                                   (619) 535-0202
                           (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----   ---





Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes X   No
   ----   ----

As of July 1, 1997, 31,872,628 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes      No X
   ----    ----

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

                                     FORM 10-QSB

                                  TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:
              Condensed Balance Sheets at May 31, 1997,
              (UNAUDITED) and November 30, 1996, (AUDITED).               3

              Condensed Statements of Operations, (UNAUDITED) for
              the three and six month periods ended May 31, 1997
              and May 31, 1996.                                           5

              Condensed Statements of Cash Flows, (UNAUDITED) for
              the six months ended May 31, 1997 and May 31, 1996.         6

              Notes to Condensed Financial Statements, (UNAUDITED)        7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                           10

ITEM 2.       CHANGES IN SECURITIES                                       10

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                             10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         10

ITEM 5.       OTHER INFORMATION                                           10

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            10

              SIGNATURES                                                  11

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                               CONDENSED BALANCE SHEETS

                                                                             MAY 31,      NOVEMBER 30,
                                                                              1997           1996
ASSETS                                                                      (Unaudited)     (Audited)
                                                                            -----------   ------------
Current assets:
  Cash and cash equivalents                                               $4,701,109       $706,190
  Marketable securities                                                           --        262,619
  Receivables, less allowance for doubtful receivables
  of $5,632 and $7,461, respectively                                         546,841         24,925
  Inventory, net                                                             690,989        293,629
  Other current assets                                                        10,166         68,336
                                                                          ----------      ---------
    Total current assets                                                   5,949,105      1,355,699

Property and equipment, at cost                                              349,508        265,781
Less accumulated depreciation                                                179,426        156,149
                                                                          ----------      ---------
  Net property and equipment                                                 170,082        109,632

Other assets:
  Deposits                                                                     6,502          4,250
                                                                          ----------      ---------
       Total assets                                                       $6,125,689     $1,469,581
                                                                          ----------      ---------
                                                                          ----------      ---------










See accompanying notes to condensed financial statements

                       CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)


                                                                            MAY 31,            NOVEMBER 30,
                                                                             1997                 1996
LIABILITIES AND SHAREHOLDERS' EQUITY                                      (Unaudited)           (Audited)
                                                                          -----------          ------------
Current liabilities:
  Accounts payable                                                          $301,697            $125,385
  Accrued salaries, wages and related benefits                                51,877              28,882
  Other accrued expenses                                                      16,113              67,264
  Customer deposits                                                               --              23,012
  Marketable securities held for redeemed preferred shares                        --              22,676
  Current portion of long-term debt                                           12,100              12,100
                                                                          ----------           ---------
    Total current liabilities                                                381,787             279,319

Long-term debt, less current maturities                                       31,363              37,822

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par, 500,000 shares authorized;
    issued and outstanding 183,115 in May and
    November, respectively.                                                  457,791             457,791

  Common stock, no par, 50,000,000 shares authorized;
    issued and outstanding 31,872,628 shares in
    May and 29,581,696 in November                                        14,323,569           8,366,514

  Unrealized loss on marketable securities                                        --             (89,270)

  Accumulated deficit                                                     (9,068,821)         (7,582,595)
                                                                          ----------           ---------
    Total shareholders' equity                                             5,712,539           1,152,440
                                                                          ----------           ---------
       Total liabilities and shareholders' equity                         $6,125,689          $1,469,581
                                                                          ----------           ---------
                                                                          ----------           ---------










See accompanying notes to condensed financial statements

                       CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       MAY 31,                        MAY 31,
                                                             --------------------------     ------------------------
                                                               1997            1996          1997            1996
                                                             ---------        ---------     ---------       --------
Net sales                                                    $778,528        $11,771       $910,456        $72,716

Cost of sales                                                 367,420         32,052        461,602         64,783
                                                           ----------     ----------    -----------     ----------
Gross margin                                                  411,108        (20,281)       448,854          7,933

Operating expenses:
  Selling, general and
    administrative expenses                                   754,097        480,153      1,441,127        744,187
  Research and development                                    231,619        159,832        403,996        233,192
                                                           ----------     ----------    -----------     ----------
    Total operating expenses                                  985,716        639,985      1,845,123        977,379

Loss from operations                                         (574,608)      (660,266)    (1,396,269)      (969,446)

Other income (expense):
  Interest, net                                                71,746         (4,715)        75,696         (4,892)
  Loss on disposition of
    marketable securities                                          --             --       (164,853)          --
  Other income                                                     --            693             --            693
                                                           ----------     ----------    -----------     ----------
    Total other income (expense)                               71,746         (4,022)       (89,157)        (4,199)

Loss before provision for
  income taxes                                               (502,862)      (664,288)    (1,485,426)      (973,645)

Provision for income taxes                                         --             --           (800)          (800)
                                                           ----------     ----------    -----------     ----------

Net loss                                                    ($502,862)     ($664,288)   ($1,486,226)     ($974,445)
                                                           ----------     ----------    -----------     ----------
                                                           ----------     ----------    -----------     ----------

Net loss per common share                                      ($0.02)        ($0.04)        ($0.05)        ($0.05)
                                                           ----------     ----------    -----------     ----------
                                                           ----------     ----------    -----------     ----------

Weighted average number
  of common and common
  equivalent shares outstanding                            31,865,439     18,019,781     30,771,712     17,985,949
                                                           ----------     ----------    -----------     ----------
                                                           ----------     ----------    -----------     ----------










See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                               SIX MONTHS ENDED MAY 31,
                                                                               ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              1997           1996
                                                                               --------------   ----------
  Net loss                                                                    ($1,486,226)     ($974,445)
  Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation                                                                   23,277         21,987
    Loss on disposition of marketable securities                                  164,853             --
  Changes in operating assets and liabilities:
    Receivables                                                                  (521,916)        65,075
    Inventories                                                                  (397,360)      (125,126)
    Other current assets                                                           58,170         (1,958)
    Deposits                                                                       (2,252)         2,365
    Accounts payable                                                              176,312       (101,464)
    Accrued salaries, wages and related benefits                                   22,995        (26,051)
    Other accrued expenses                                                        (51,151)       (80,476)
    Customer deposits                                                             (23,012)       (13,025)
                                                                                ---------      ---------
       Net cash used in operating activities                                   (2,036,310)    (1,233,118)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                   180,129             --
    Purchase of property and equipment                                            (83,727)       (20,724)
                                                                                ---------      ---------
       Net cash provided by/(used in) investing activities                         96,402        (20,724)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                    (6,459)       (17,451)
    Increase in long-term debt                                                         --        625,000
    Proceeds from exercise of warrants                                                200            226
    Cash payment for redeemed preferred shares                                    (15,769)            --
    Issuance of common stock                                                    5,956,855        698,250
                                                                                ---------      ---------
       Net cash provided by financing activities                                5,934,827      1,306,025
                                                                                ---------      ---------

Net increase in cash and cash equivalents                                       3,994,919         52,183

Cash and cash equivalents at beginning of period                                  706,190          7,441
                                                                                ---------      ---------

Cash and cash equivalents at end of period                                     $4,701,109        $59,624
                                                                                ---------      ---------
                                                                                ---------      ---------










See accompanying notes to condensed financial statements

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


DESCRIPTION OF BUSINESS:

CardioDynamics International Corporation develops, manufactures and markets noninvasive digital heart monitoring devices which provide continuous data on a wide range of hemodynamic parameters (measurements of the heart's ability to deliver oxygen-rich blood throughout the body). The Company's primary product, the BioZ-TM- System, uses Thoracic Electrical Bioimpedance (TEB) technology to obtain data which is typically available only through a time consuming, costly, potentially dangerous invasive procedure called right-heart catheterization
(RHC). Since TEB monitoring is noninvasive, it eliminates patient risk and potentially decreases the length of a hospital stay, thereby reducing patient cost.

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

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations for the six months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1997.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this report, and with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1996.

RESULTS OF OPERATIONS
Sales for the second fiscal quarter of 1997 increased to $778,528 from $11,771 in the second fiscal quarter of 1996. Sales for the six months ended May 31, 1997 increased to $910,456 from $72,716 for the same six-month period in 1996. The significant increase in sales during the second fiscal quarter of 1997 was due to the commencement of volume shipments of its new BioZ-TM- System primarily to its network of specialty distributors for demonstration and stocking units. Sales in the comparable period of 1996 were of a prior product line.

The Company received 510(k) marketing clearance for the BioZ-TM- System in late November 1996. This provides the Company the opportunity to commercialize the BioZ-TM- System, which could result in significantly increased sales.

The gross margin as a percent of net sales for the quarter ended May 31, 1997 was 53%, compared with a negative gross margin for the same quarter in fiscal 1996. The significant improvement is due to the increased sales volume in the quarter relative to the Company's manufacturing and related overhead costs.

Selling, general and administrative costs in the second quarter of fiscal 1997 were approximately $274,000 and $697,000 higher than in the second quarter and first half of fiscal 1996 respectively, primarily due to the addition of regional sales managers, costs related to establishing a network of specialty distributors, development of advertising and marketing materials, and strengthening of the management team.

The Company continues to invest in additional engineering and clinical personnel to support further enhancements to the BioZ-TM- System and new product development. As a result, research and development expenses increased by approximately $72,000 or 45% in the second quarter of fiscal 1997 over last year's same quarter, and by approximately $171,000 or 73% in the first six months of fiscal 1997 over last year's first six months.

In the first quarter of 1997, the Company recognized a loss of $164,853 related to the disposition of certain marketable securities. These securities had been held for payment to preferred shareholders upon exercise of a right to redeem their preferred shares for common stock and a pro-rata portion of the proceeds of the marketable securities. Because the time for exercising the redemption right had expired, the Company sold the securities to free up cash for operating activities.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company had earlier classified the investment securities as "available-for-sale." Accordingly, unrealized gains and losses were excluded from earnings and reported as a separate component of shareholders' equity until sold. The realized loss was computed based on specific identification of the securities sold or written-off. At November 30, 1996, the Company accrued $22,676 for payment to preferred shareholders who exercised their conversion right which ended in April 1996. The actual amount paid to these preferred shareholders, based on the net proceeds of the sale of those securities, was $15,769.

The Company incurred a net loss for the second quarter of 1997 of $.02 per common share compared with a net loss of $.04 per common share in the same quarter last year. The weighted average number of common shares outstanding for the second quarter of 1997 was 31,865,439, versus 18,019,781 reported in the second quarter of 1996. The Company incurred a net loss of $1,486,226 versus a net loss of $973,645 for the six months ended May 31, 1997 and 1996 respectively. The increased number of outstanding shares was primarily due to an affiliate's conversion of the principal amount of a convertible Note into 7.2 million shares in June 1996 and the issuance of approximately 2.5 million shares in a private placement through EVEREN Securities, Inc., in February and March 1997 (described below).

LIQUIDITY AND CAPITAL RESOURCES
To fund the Company's BioZ-TM- product commercialization, ongoing research and development efforts, marketing programs, capital expenditures and working capital requirements, the Company raised approximately $7.2 million in a private placement of approximately 2.5 million shares of common stock through EVEREN Securities, Inc. The initial $6.2 million was funded at the end of the first fiscal quarter of 1997 with the balance completed in early March 1997.

As a result of the private placement, the overall cash balance increased by $3,994,919 in the six months ended May 31, 1997 and working capital increased to $5,567,318, up from $1,076,380 at November 30, 1996. The Company has been using cash to ramp up its commercial activities. For example, receivables increased by $521,916 in the first six months of fiscal 1997 due to commencement of initial volume shipments of the BioZ-TM- System and $397,360 of operating cash was used to begin building inventories in anticipation of future sales.

The Company believes that it has sufficient financial resources to support its forecasted working capital and capital expenditure requirements for the balance of 1997 with cash on hand. Longer term, the Company's liquidity will depend on its ability to successfully commercialize the BioZ-TM- System and other diagnostic products.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         On March 6, 1997 the Company completed a $7.2 million placement of approximately 2.5 million shares of its common stock in a private placement to institutional and accredited investors. EVEREN Securities, Inc. acted as the placement agent for which they received a fee of approximately $461,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         In June 1997 the Company announced the appointments of Rhonda Pederson as President, formerly the Company's Chief operating officer, and Richard Trayler as Chief Operating Officer. Richard Otto, who previously held the title of President and CEO will remain as the Company's Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1 Distribution Agreement, dated March 27, 1997, between the Company and Kol Bio Medical Instruments, Inc.

         27   Financial Data Schedule.

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

THIS DOCUMENT'S "FORWARD-LOOKING" STATEMENTS (THOSE NOT LIMITED TO HISTORICAL INFORMATION) INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. AMONG THE FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN ANY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) SOLE DEPENDENCE ON THE NEWLY-INTRODUCED BIOZ-TM- SYSTEM AND RELATED PRODUCTS, (ii) GENERAL ACCEPTANCE IN THE MEDICAL COMMUNITY OF INVASIVE PROCEDURES SUCH AS RHC AND LACK OF GENERAL ACCEPTANCE IN THE MEDICAL COMMUNITY OF THORACIC ELECTRICAL BIOIMPEDANCE (TEB),
(iii) THE TIMING AND RESULTS OF MULTI-CENTER AND OTHER CLINICAL TRIALS OF THE BIOZ-TM- SYSTEM, (iv) COMPETITION FROM BAXTER HEALTHCARE CORPORATION, THE MAKER OF THE SWAN-GANZ-TM- RHC DEVICE, AND (v) VARIOUS UNCERTAINTIES CHARACTERISTIC OF COMPANIES JUST EMERGING FROM THE DEVELOPMENT STAGE; AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996 AND ANY LATER-FILED SEC REPORTS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE DISCLOSURES CONTAINED IN THIS DOCUMENT.


                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

Date: July 14, 1997                             By: /s/ Richard E. Otto
     ------------------------                      ----------------------
                                                   Richard E. Otto
                                                   Chief Executive Officer

Date: July 14, 1997                            By: /S/ Stephen P. Loomis
    -------------------------                      -----------------------
                                                   Stephen P. Loomis
                                                   Vice President, Finance
                                                   Chief Financial Officer