Form 10QSB
period 1997-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1997-10-15
CIK 719722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended  AUGUST 31, 1997

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

              For The Transition Period from ________ to _________

                         Commission File Number: 0-11868


                    CARDIODYNAMICS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                     95-3533362
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


6175 NANCY RIDGE DRIVE, SUITE 300, SAN DIEGO, CALIFORNIA       92121
(Address of principal executive offices)                      (Zip Code)

                                 (619) 535-0202
                         (Registrant's telephone number)

6155 CORNERSTONE COURT EAST, SUITE 125, SAN DIEGO, CALIFORNIA     92121
(Former address if changed since last report)                   (Zip Code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of October 1, 1997, 32,055,743 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes  [ ]    No   [X]

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
           Balance Sheets at August 31, 1997 (Unaudited) and
           November 30, 1996 (Audited).                                    3

           Condensed Statements of Operations (Unaudited) for the three and nine month periods ended August 31, 1997 and
           August 31, 1996.                                                5

           Condensed Statements of Cash Flows (Unaudited) for the nine
           months ended August 31, 1997 and August 31, 1996.               6

           Notes to Condensed Financial Statements (Unaudited)             7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                               10

ITEM 2.    CHANGES IN SECURITIES                                           10

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             10

ITEM 5.    OTHER INFORMATION                                               11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                12

           SIGNATURES                                                      13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                              AUGUST 31,      NOVEMBER 30,
                                                                1997             1996
                                                             (Unaudited)      (Audited)
                                                             ----------      ----------
Current assets:
   Cash and cash equivalents                                 $3,604,869      $  706,190
   Marketable securities                                             --         262,619
   Receivables, less allowance for doubtful receivables
      of $15,014 and $7,461, respectively                       346,364          24,925
   Inventory, net                                               751,843         293,629
   Other current assets                                         165,567          68,336
                                                             ----------      ----------
       Total current assets                                   4,868,643       1,355,699

Property and equipment, at cost                                 357,669         265,781
Less accumulated depreciation                                  (197,190)       (156,149)
                                                             ----------      ----------
   Net property and equipment                                   160,479         109,632

Other assets:
   Deposits                                                      20,023           4,250
                                                             ----------      ----------
               Total assets                                  $5,049,145      $1,469,581
                                                             ==========      ==========





See accompanying notes to condensed financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  AUGUST 31,        NOVEMBER 30,
                                                                    1997               1996
                                                                 (Unaudited)         (Audited)
                                                                 ------------       -----------
Current liabilities:
   Accounts payable                                              $    245,383       $   125,385
   Accrued salaries, wages and related benefits                        57,741            28,882
   Other accrued expenses                                               1,113            67,264
   Customer deposits                                                       --            23,012
   Marketable securities held for redeemed preferred shares                --            22,676
   Current portion of long-term debt                                   12,100            12,100
                                                                 ------------       -----------
        Total current liabilities                                     316,337           279,319

Long-term debt, less current maturities                                28,543            37,822

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par, 500,000 shares authorized
        and 183,113 shares issued and outstanding at
        November 30, 1996. No shares authorized or
        outstanding at August 31, 1997                                     --           457,791

   Common stock, no par, 50,000,000 shares authorized;
        issued and outstanding 32,055,743 shares in
        August and 29,581,696 shares in November                   14,771,200         8,366,514

   Deferred compensation                                               15,051                --

   Unrealized loss on marketable securities                                --           (89,270)

   Accumulated deficit                                            (10,081,986)       (7,582,595)
                                                                 ------------       -----------
       Total shareholders' equity                                   4,704,265         1,152,440
                                                                 ------------       -----------
               Total liabilities and shareholders' equity        $  5,049,145       $ 1,469,581
                                                                 ============       ===========

See accompanying notes to condensed financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  AUGUST 31,                           AUGUST 31,
                                       -------------------------------       -------------------------------
                                          1997               1996                1997               1996
                                       ------------       ------------       ------------       ------------
Net sales                              $    265,000       $     97,330       $  1,175,456       $    170,046

Cost of sales                               191,717             43,884            653,319            108,667
                                       ------------       ------------       ------------       ------------
Gross margin                                 73,283             53,446            522,137             61,379

Operating expenses:
   Selling, general and
      administrative expenses               661,954            391,128          2,103,125          1,135,315
   Research and development                 479,183            246,367            883,178            479,559
                                       ------------       ------------       ------------       ------------
     Total operating expenses             1,141,137            637,495          2,986,303          1,614,874

Loss from operations                     (1,067,854)          (584,049)        (2,464,166)        (1,553,495)

Other income (expense):
   Interest, net                             54,947             (1,632)           130,642             (6,524)
   Loss on disposition of
      marketable securities                      --                 --           (164,853)                --
   Other income                                  --                 --                 --                693
                                       ------------       ------------       ------------       ------------
     Total other income (expense)            54,947             (1,632)           (34,211)            (5,831)

Loss before provision for
   income taxes                          (1,012,907)          (585,681)        (2,498,377)        (1,559,326)

Provision for income taxes                       --                 --               (800)              (800)
                                       ------------       ------------       ------------       ------------

Net loss                               ($ 1,012,907)      ($   585,681)      ($ 2,499,177)      ($ 1,560,126)
                                       ============       ============       ============       ============

Net loss per common share                    ($0.03)            ($0.02)            ($0.08)            ($0.08)
                                       ============       ============       ============       ============

Weighted average number
   of common and common
   equivalent shares outstanding         31,926,368         26,342,765         31,159,407         20,791,887
                                       ============       ============       ============       ============



See accompanying notes to condensed financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 NINE MONTHS ENDED AUGUST 31,
                                                                -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               1997              1996
                                                                -----------       -----------
     Net loss                                                   ($2,499,177)      ($1,560,126)
     Adjustments to reconcile net loss to net cash used in
             operating activities:
        Depreciation                                                 41,041            37,218
        Loss on disposition of marketable securities                164,853                --
        Compensation on stock options granted                        15,051                --
        Other non-cash items                                        (20,269)               --
     Changes in operating assets and liabilities:
        Receivables                                                (328,812)           33,499
        Inventories                                                (430,986)         (126,628)
        Other current assets                                        (97,231)          (11,508)
        Deposits                                                    (15,773)            2,365
        Accounts payable                                            119,998          (118,061)
        Accrued salaries, wages and related benefits                 28,859           (27,244)
        Other accrued expenses                                      (66,151)          (82,214)
        Customer deposits                                           (23,012)          (26,075)
                                                                -----------       -----------
                Net cash used in operating activities            (3,111,609)       (1,878,774)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                    180,129                --
     Purchases of property and equipment                            (91,888)          (26,373)
                                                                -----------       -----------
               Net cash provided by/(used in) investing
                 activities                                          88,241           (26,373)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                     (9,279)         (643,421)
     Proceeds from debt issuance                                         --           625,000
     Proceeds from exercise of warrants                                 200            95,973
     Cash payment for redeemed preferred shares                     (15,769)               --
     Issuance of common stock                                     5,946,895         2,498,250
                                                                -----------       -----------
               Net cash provided by financing activities          5,922,047         2,575,802
                                                                -----------       -----------

Net increase in cash and cash equivalents                         2,898,679           670,655

Cash and cash equivalents at beginning of period                    706,190             7,441
                                                                -----------       -----------

Cash and cash equivalents at end of period                      $ 3,604,869       $   678,096
                                                                ===========       ===========


See accompanying notes to condensed financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


DESCRIPTION OF BUSINESS:

CardioDynamics International Corporation (the "Company") develops, manufactures and markets noninvasive digital heart monitoring devices which provide continuous data on a wide range of hemodynamic parameters (measurements of the heart's ability to deliver oxygen-rich blood throughout the body). The Company's primary product, the BioZ(TM) System, uses Thoracic Electrical Bioimpedance
(TEB) technology to obtain data which is typically available only through a time consuming, costly, potentially dangerous invasive procedure called pulmonary artery catheterization (PAC). Since TEB monitoring is noninvasive, it eliminates patient risk and potentially decreases the length of a hospital stay, thereby reducing patient cost.

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

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1997.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this report, and with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1996.

Results of Operations
Net sales for the third quarter of fiscal 1997 increased to $265,000 from $97,330 in the third quarter of fiscal 1996. Sales for the nine months ended August 31, 1997 increased to $1,175,456 from $170,046 for the same nine-month period in 1996. The increases in sales during the 1997 periods was due to the commencement of shipments of the Company's BioZ(TM) noninvasive cardiac function monitoring system primarily to its network of specialty distributors for demonstration and stocking units. Sales in the comparable periods of 1996 were of a prior product line.

The Company shipped $433,920 of BioZ Systems and disposable bioimpedance dual electrodes during the third fiscal quarter of 1997. During the same period, the Company established a reserve for returns of $168,920 to account for anticipated returns of demonstration and stocking units from underperforming distributors whose agreements were terminated.

The Company received FDA 510(k) marketing clearance for the BioZ(TM) System in late November 1996. In addition, in September 1997, the Company received 510(k) marketing clearance from the FDA for its Portable BioZ monitoring system and for its proprietary Dynamic Impedance Signal Quantifier (DISQ) technology which provides improved measurement of impedance waveforms and automatic electronic calibration. These FDA clearances provide the Company the opportunity to commercialize the BioZ(TM) Systems, which could result in significantly increased sales.

The gross margin as a percent of net sales for the nine months ended August 31, 1997 was 44%, compared with a 36% gross margin for the same period in fiscal 1996. The improvement is due to increased sales volume in 1997 relative to the Company's manufacturing and related overhead costs.

Selling, general and administrative costs for the three and nine month periods ended August 31, 1997 increased $271,000 or 69% and $968,000 or 85%
respectively, as compared to the same periods of fiscal 1996. The increases are primarily due to the addition of regional sales managers, costs related to establishing a network of specialty distributors, development of advertising and marketing materials, and strengthening of the management team.

The Company continues to invest a significant portion of its resources into research, clinical studies and further enhancements to the BioZ(TM) Systems and new product development. As a result, research and development expenses increased by approximately $233,000 or 95% in the third quarter of fiscal 1997 over last year's same quarter, and by approximately $404,000 or 84% in the first nine months of fiscal 1997 over the same period last year.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

The Company recorded $134,734 in interest income on funds available for investment and $4,092 of interest expense in the first nine months of fiscal 1997 compared with interest income of $6,021 and interest expense of $12,545 in the same nine month period of fiscal 1996.

In the first quarter of 1997, the Company recognized a loss of $164,853 related to the disposition of certain marketable securities. These securities had been held for payment to preferred shareholders upon exercise of a right to redeem their preferred shares for common stock and a pro-rata portion of the proceeds of the marketable securities. Because the time for exercising the redemption right had expired, the Company sold the securities to provide additional cash for operating activities.

The Company incurred a net loss for the third quarter of 1997 of $1,012,907 or $.03 per common share compared with a net loss of $585,681 or $.02 per common share in the same quarter last year. For the nine months ended August 31, 1997 the Company incurred a net loss of $2,499,177 or $.08 per common share versus a net loss of $1,560,126 or $.08 per share in the same period of 1996. The 1997 common share increase was primarily due to the issuance of approximately 2.5 million shares in a private placement through EVEREN Securities, Inc., in February and March 1997 and the automatic conversion in August 1997 of the Company's 183,115 shares of preferred stock into common stock.

Liquidity and Capital Resources
To fund the Company's BioZ(TM) product commercialization, ongoing research and development efforts, marketing programs, capital expenditures and working capital requirements, the Company raised approximately $7.2 million in a private placement of approximately 2.5 million shares of common stock through EVEREN Securities, Inc. in February and March 1997.

As a result of the private placement, the overall cash balance increased by $2,898,679 in the nine months ended August 31, 1997 and working capital increased to $4,552,306, up from $1,076,380 at November 30, 1996, despite the Company's operating losses. As a result of ramping up its commercial activities, receivables increased by $321,439 in the first nine months of fiscal 1997 due to commencement of shipments of the BioZ(TM) System and $458,214 of cash was used to build inventories in anticipation of future sales.

To further secure its financial resources and provide the working capital required for growth, the Company established a revolving credit line with a bank. The credit line provides for borrowing of up to $2,000,000 at the bank's prime rate plus 1.25%. The Company believes that it has sufficient financial resources to support its forecasted working capital and capital expenditure requirements for the balance of 1997 with cash on hand. Longer term, the Company's liquidity will depend on its ability to successfully commercialize the BioZ(TM) Systems and other diagnostic products.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None.

ITEM 2.     CHANGES IN SECURITIES
            At the Annual Meeting of Shareholders held on July 30, 1997, the shareholders voted to approve a amendments to the Company's articles of incorporation to mandatorily and automatically convert the then outstanding shares of Preferred Stock into the same number of shares of Common Stock, and then to eliminate from the articles of incorporation all authorization of and reference to Preferred Stock.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            At the Annual Meeting of Shareholders held on July 30, 1997, the shareholders voted on the following proposals. Each such proposal was approved.

            Proposal 1: Amend the Company Bylaws to change the authorized number of Directors from a range of six to nine to a range of six to eleven, with the exact number of Directors to initially be fixed at nine. 21,144,062 shares were voted in favor of the amendment, 16,436 shares were voted against the amendment, 4,162 shares abstained and there were 1,429,449 broker non-votes.

            Proposal 2: Elect the following individuals to the Board of Directors for the coming year: Stephenson M. Dechant, Nicholas V. Diaco M.D., Louis P. Ferrero, Cam L. Garner, James C. Gilstrap, Richard O. Martin, Richard E. Otto, Michael D. Padilla and Allen E. Paulson. The balloting for the directors was as follows:


                                                                        AGAINST/         ABSTAINED/
                                                      FOR               WITHHELD         NON-VOTES
            Stephenson M. Dechant                   22,592,960            1,149             0
            Nicholas V. Diaco                       22,592,960            1,149             0
            Louis P. Ferrero                        22,592,860            1,249             0
            Cam L. Garner                           22,592,960            1,149             0
            James C. Gilstrap                       22,592,960            1,149             0
            Richard O. Martin                       22,592,860            1,249             0
            Richard E. Otto                         22,592,960            1,149             0
            Michael D. Padilla                      22,592,960            1,149             0
            Allen E. Paulson                        22,592,960            1,149             0

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

            Proposal 3: Approve certain June 10, 1997 amendments to the 1995 Stock Option/Stock Issuance Plan. 21,129,020 shares were voted in favor of the amendment, 8,898 shares were voted against the amendment, 26,742 shares abstained and 1,429,449 broker non-votes.

            Proposal 4: Amend the Company's Articles of Incorporation to mandatorily and automatically convert the then outstanding shares of Preferred Stock into the same number of shares of Common Stock, and then to eliminate from the Articles of Incorporation all authorization of and reference to Preferred Stock. 21,978,028 Common shares were voted in favor of the amendments, 210,880 Common shares were voted against the amendments, 276,653 Common shares abstained and there were no broker non-votes. 126,354 Preferred shares were voted in favor of the amendments, 1,285 Preferred shares were voted against the amendments, 910 Preferred shares abstained and there were no broker non-votes.

            Proposal 5: Ratify the Board's selection of KPMG Peat Marwick LLP as the Company's independent accountants. 22,565,384 shares of were voted in favor of ratification, 3,000 shares were voted against ratification, 25,725 shares abstained and there were no broker non-votes.

ITEM 5.     OTHER INFORMATION

            In July 1997, the Company announced the election of three new members to its Board of Directors: Louis P. Ferrero, Chairman and CEO of Conseco Global Investments, Cam L. Garner, President and CEO of Dura Pharmaceuticals, Inc. and Dr. Richard O. Martin, Chairman and CEO of Physio-Control Corp. The new directors replaced outgoing directors William P. Cordeiro, Roger S. Kolasinski and Barry M. Zwick.

            In August 1997, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-3 covering resales of 2,527,101 shares of outstanding Common Stock. The registration had been filed pursuant to agreements with the purchasers in a private placement offering completed in March, 1997.

            In September 1997, the Company received 510(k) marketing clearance from the FDA for its Portable BioZ noninvasive cardiac function monitoring system and for its proprietary Dynamic Impedance Signal Quantifier (DISQ(TM)) technology which provides improved measurement of impedance waveforms and automatic electronic calibration.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

ITEM 5.     OTHER INFORMATION (CONTINUED)

            In October 1997 the Company relocated its operations to larger facilities designed to provide more efficient manufacturing, warehousing and office space. The leased facility is located in San Diego, California less than a mile from the Company's former location. All of the Company's research, product development, manufacturing, repair, sales, marketing and administrative activities, except for field sales and clinical personnel, are consolidated in the new facility.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            3.1 Certificate of Amendment of Articles of Incorporation filed August 1, 1997.

            3.2 Certificate of Amendment of Articles of Incorporation filed August 18, 1997.

            10.1 Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997.

            10.2  1995 Stock Option/Stock Issuance Plan, as amended June 10,
                  1997.

            10.3 Amendment No.1 to Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated July 25, 1997.

            27    Financial Data Schedule.

            (b)   Reports on Form 8-K:

                  On June 30, 1997, the Company filed a report on Form 8-K with regard to a June 26, 1997 event: the engagement of KPMG Peat Marwick LLP as the Company's independent certified public accounting firm. The engagement of Peterson & Co., the Company's former independent certified public accounting firm, was discontinued on that same date. The report included material under Item 4 and Item 7 of the 8-K.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

This document's "forward-looking" statements (those not limited to historical information) inherently involve risks and uncertainties. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) sole dependence on the newly-introduced BioZ(TM) and BioZ(TM) Portable Systems and related products,
(ii) general acceptance in the medical community of invasive procedures such as PAC and lack of general acceptance in the medical community of Thoracic Electrical Bioimpedance (TEB), (iii) the timing and results of multi-center and other clinical trials of the BioZ(TM) Systems, (iv) competition from Baxter Healthcare Corporation, the maker of the Swan-Ganz(TM) PAC device, and (v) various uncertainties characteristic of companies just emerging from the development stage; as well as other risks detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1996 and any later-filed SEC reports. The Company does not undertake to update the disclosures contained in this document.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


Date: October 14, 1997                 By: /s/ Richard E. Otto
      ----------------                    -------------------
                                          Richard E. Otto
                                          Chief Executive Officer

Date: October 14, 1997                 By: /s/ Stephen P. Loomis
      ----------------                     ---------------------
                                           Stephen P. Loomis
                                           Vice President, Finance
                                           Chief Financial Officer and
                                           Corporate Secretary