Form 10KSB40
period 1997-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 1998-03-16
CIK 719722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHAGE ACT OF
      1934

                  For the fiscal year ended: NOVEMBER 30, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ending November 30, 1997, were $477,588.

The aggregate market value of the common stock held by nonaffiliates of the registrant at February 20, 1998, was approximately $26,859,645, based on the closing price for the Common Stock in the Nasdaq SmallCap Market. At February 20, 1998, 32,085,743 shares of registrant's Common Stock were outstanding.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes [X]   No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X].

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE STATEMENTS REGARDING PLANS, GOALS, STRATEGIES, INTENT, BELIEFS OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. THESE STATEMENTS ARE EXPRESSED IN GOOD FAITH AND ARE BELIEVED TO HAVE A REASONABLE BASIS WHEN EXPRESSED, BUT THERE CAN BE NO ASSURANCE THAT THESE EXPECTATIONS WILL BE ACHIEVED OR ACCOMPLISHED. SENTENCES IN THIS DOCUMENT CONTAINING VERBS SUCH AS "PLAN," "INTEND," "ANTICIPATE," "TARGET," "ESTIMATE," "EXPECT," ETC., AND/OR FUTURE-TENSE OR CONDITIONAL CONSTRUCTIONS ("WILL," "MAY," "COULD," "SHOULD," ETC.) CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ITEMS CONTEMPLATING, OR MAKING ASSUMPTIONS ABOUT, ACTUAL OR POTENTIAL FUTURE SALES, MARKET SIZE, COLLABORATIONS, TRENDS OR OPERATING RESULTS ALSO CONSTITUTE SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL RESULTS COULD DIFFER MATERIALLY. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED THROUGHOUT THIS FORM 10-KSB INCLUDING THE SECTION ENTITLED "RISK FACTORS" ON PAGES 15 TO 20 OF THIS DOCUMENT. ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH THE STATEMENT IS MADE, AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE DISCLOSURES CONTAINED IN THIS DOCUMENT OR REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR SUBSEQUENTLY OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CardioDynamics International Corporation ("CDIc" or the "Company") develops, manufactures and markets noninvasive digital heart monitoring devices which provide continuous data on a wide range of cardiac function parameters. The Company's primary products, the BioZ(TM) System ("BioZ") and the BioZ(TM) Portable System ("BioZ PortablE"), collectively referred to as ("BioZ Systems"), use patented Thoracic Electrical Bioimpedance ("TEB") technology to obtain data which is typically available only through a time consuming, costly, potentially dangerous invasive procedure called Pulmonary Artery Catheterization ("PAC"); also referred to as "Swan-Ganz(TM) (Baxter HealthcarE Corporation's trade name) Catheterization", thermodilution ("TD"), and "Right Heart Catheterization" ("RHC"). Many patients who might otherwise benefit from cardiac function monitoring are presently excluded from such treatment because the risks and costs associated with PAC often outweigh the potential benefits. TEB monitoring permits such patients to receive treatment in a safe, efficient, cost-effective manner.

In November 1996, the Company received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") to market the BioZ System, a completely re-engineered, digital signal processing-based version of an earlier, previously-approved analog TEB machine developed by the Company in the 1980's. Additionally, in September 1997, the Company received 510(k) clearance from the FDA to market the BioZ Portable System and its proprietary Dynamic Impedance Signal Quantifier ("DISQTM") technology, which provides improved measurement of impedance waveforms. To complement the receipt of its marketing clearance, the Company is sponsoring several significant clinical trials which will further expand the application of this technology.

Since the BioZ Systems provide cardiac function monitoring noninvasively, these systems have the potential to expand the number of clinical applications well beyond cardiac, intensive care, and surgery. These include applications for emergency, hypertensive, congestive heart failure, high risk obstetric, immune suppressed, dialysis, pacemaker, and sports medicine patients.

The Company was incorporated as a California corporation in June 1980 as Bomed Medical Manufacturing, Ltd. ("Bomed") and changed its name to CardioDynamics International Corporation in October 1993. The Company is located at 6175 Nancy Ridge Drive, Suite 300, San Diego, California 92121, and its telephone numbers are (888) 522-2342 and (619) 535-0202. The Company's common stock trades on The Nasdaq Stock MarketSM under the symbol CDIC.

INDUSTRY OVERVIEW

Hemodynamic measurements provide information about the cardiovascular system's ability to deliver oxygen-rich blood throughout the body. There are several parameters which are used to assess the effectiveness of the cardiovascular system. For example, heart rate and blood pressure provide gross indices of the effectiveness of the cardiovascular system. In healthy or minimally ill patients, heart rate and blood pressure often provide physicians with sufficient information to adequately evaluate their patients. However, in critically ill, high-risk surgical, or patients with complex diseases, more precise cardiac/hemodynamic function parameters are required for appropriate assessment and patient management. Examples of these more physiologically precise parameters include: contractility (the speed and strength of the heart's contraction), stroke volume and cardiac output (the amount of blood pumped per beat and per minute, respectively), systemic vascular resistance (the resistance to the flow of blood throughout the vascular system), and fluid volume (the amount of fluid in the thorax). The BioZ Systems continuously measure, calculate, and display each of these physiological parameters.

Invasive Methodology. Although hemodynamic parameters are critical in assessing cardiac function, they have been difficult to obtain. The primary method currently used to measure hemodynamic parameters is Pulmonary Artery Catheterization. PAC, which was introduced in the 1970's, is invasive in that it requires direct access to the arterial circulation. The procedure involves an incision into a patient's neck or groin region and insertion of a catheter through the vascular system (vena cava) and heart (right atrium and right ventricle), directly into the pulmonary artery.

This procedure has a morbidity (complication) rate of approximately 10% to 24% (Moore et al., Surgical Clinics of North America, August 1991.) Complications include pneumothorax, pulmonary artery rupture, arrhythmia and severe infections. Additionally, a study performed at the University of Virginia determined that the use of PAC to monitor cardiac output significantly increased the risk of death in critically ill patients. The study, which was reported in the September 1996 issue of the Journal of the American Medical Association ("JAMA") by Connors et al, examined data from 5,735 intensive-care patients treated at five U.S. medical centers. Patients who underwent PAC had a 21% higher risk of death within 30 days compared to those who did not undergo the procedure. The importance of this finding is underscored by the fact that patients in both groups were matched for disease severity and prognosis.

Another significant consideration in the use of PAC is cost. The PAC procedure requires a hospital to allocate valuable resources in terms of an intensive care unit bed, cardiac catheterization laboratory or operating room, highly skilled medical personnel and expensive equipment to obtain non-continuous hemodynamic data. According to the above referenced JAMA article, the mean cost of the hospital stay for critically ill patients having a PAC was $49,300, or $13,600 (38%) greater than the $35,700 cost for similar critically ill patients who did not undergo PAC. Overall, it is estimated by the authors of the JAMA article that there are one million PACs performed annually in the U.S., with an associated annual cost to the U.S. healthcare system estimated at $2 billion for the cost of catheters and their insertion and $14 billion per year for the cost of complications arising from the procedure.

Many patients who might otherwise benefit from cardiac function monitoring are excluded presently because the increased risks and costs associated with PAC often outweigh the potential benefits. Conversely, TEB monitoring permits cardiac function monitoring on these patients so they may receive treatment in a safe, continuous and cost-effective manner.

Noninvasive Methodology. The Company's core technology, TEB, is a noninvasive technology, which determines the mechanical activity of the heart (blood flow), rather than its electrical activity (ECG).

TEB has significant advantages over PAC, including:

      1) Elimination of PAC-caused morbidity and mortality;
      2) Reduction in associated medical costs;
      3) Reduction in set-up and procedure time;
      4) Immediate availability of hemodynamic parameters;
      5) Continuous, real time data; and
      6) Expanded clinical applications.

TEB is based on Ohm's Law and the fact that blood is the most electrically conductive substance in the body. Blood volume and velocity changes with each left ventricular ejection and results in a change in the electrical conductivity, or impedance, of the thorax.

In order to measure this conductivity change, the BioZ Systems utilize four dual electrodes (two on the neck and two on the chest) to deliver a high frequency (70 kHz), low magnitude (4 mA) alternating current through the thorax. Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain. Additionally, as the skin-to-electrode impedance is very low at high frequency, there are no thermal effects to tissue, thus, no sensation to the patient. With current set at a constant magnitude, variations in blood volume and velocity in the descending thoracic aorta cause a proportional voltage change. The measured voltage change is processed by the BioZ Systems, using sophisticated proprietary Digital Signal Processing ("DSP") technology. An impedance waveform is generated and is electronically differentiated to produce a rate of impedance change, dZ/dt.

Through impedance waveform generation, direct measurement of base impedance, acceleration index, index of contractility, pre-ejection period, left ventricular ejection time, fluid level and heart rate are made. Additionally, the BioZ Systems calculate stroke volume, cardiac output, systemic vascular resistance and several other parameters.

In the simplest of terms, TEB measures the change in conductivity (or the inverse, which is impedance) over a change in time, while PAC measures the change in temperature over a change in time. However, the key difference stems from the fact that TEB is noninvasive, whereas PAC is invasive. Because the Company's products measure cardiac function parameters noninvasively, broader clinical applications exist for its products including use on critically ill, surgical, emergency, hypertensive, congestive heart failure, high risk obstetric, dialysis, sports medicine, and pacemaker patients.

Within the broad clinical applicability of the BioZ Systems, some measurements of blood flow movement using TEB are subject to inaccuracies when the theoretical calculations do not fit a particular patient's clinical circumstances. The following conditions may limit the accuracy of TEB data: severe septic shock, significant pulmonary hypertension, aortic valve regurgitation, severe hypertension (MAP greater than 130mmHg), tachycardia rates greater than 180 BPM, patients heights measuring less than 47", patients weight measuring less than 66 pounds or greater than 342 pounds, extreme patient movement.

Managed Care Environment. In the 1970's, the healthcare environment was not as focused on cost containment as it is today. Additionally, market acceptance of noninvasive cardiac function methods was limited because of inaccuracies due to the technological limitations of the then-available products. In the early 1980s, national attention focused on escalating healthcare costs. Congress introduced a new Medicare payment system called Diagnosis-Related Groups ("DRG's"), which limited reimbursement amounts for patient care. Additionally, third-party payers such as insurance companies, employers and Health Maintenance Organizations ("HMO's") identified numerous factors driving healthcare costs, one of which was the growing number of invasive procedures. To induce providers to seek more cost-effective treatments, third-party payers began to institute their own capitated payment systems, thereby shifting the financial risk of offering patient care from the payer to the provider. In this environment, payment incentives are shifting away from the more expensive invasive technologies. Increasingly, providers are seeking technologies and products that produce effective outcomes at lower cost.

COMPANY HISTORY

Even before managed care, noninvasive alternatives for cardiac function monitoring were being studied. In fact, TEB has been researched since the 1940's. In the 1960's and 1970's, TEB research was funded by NASA, whose goal was to monitor noninvasively astronauts' cardiac functions under conditions of space flight. While this was not practical with the technological limitations of that time, TEB found its way into medical research.

In 1980, Bomed was founded to capitalize on the advent of managed healthcare. Throughout the 1980's, Bomed obtained patents on TEB and ultimately produced a noninvasive analog-based cardiac output monitor. The product had only modest commercial success due to reimbursement disincentives, microprocessor limitations and inaccurate physiological assumptions. Bomed entered into Chapter 11 bankruptcy in March 1992, and emerged in October 1993, under the name of CardioDynamics International Corporation.

Recognizing the potential value of TEB and the advancement of microprocessors, a group of investors, which included Allen E. Paulson, James C. Gilstrap and Nicholas V. Diaco, M.D., purchased control of the Company in February 1995. A new management team was recruited to effect the revitalization of the Company and commercial development of TEB. The management team brought substantial experience to the Company, particularly in the development and marketing of high technology medical devices, and in the management of rapid growth, entrepreneurial companies. Management identified a number of key areas to address before the Company could successfully launch a medical product. These areas included:

      1) Advanced development of TEB and the Company's product;
      2) Identification of a credible medical manufacturing partner;
      3) Implementation of quality assurance and regulatory programs;
      4) Establishment of a prominent medical advisory board;
      5) Commencement of clinical trials (with ultimate medical journal publication/presentation);
      6) Identification of primary medical markets;
      7) Implementation of a sales and marketing plan; and
      8) Arrangement of additional capital.

Since that time, the Company has made significant advances in each of the areas. The Company believes its technological advancements, product improvements, high quality clinical trials, strong medical advisory board, and the product's low cost/low risk nature will enhance physician and third-party payer acceptance of the BioZ Systems.

PRODUCTS

BioZ System. The BioZ System is a noninvasive cardiac function monitoring device, with a suggested retail price of $22,900. It consists of a Pentium-based CPU, 15" high-resolution medical grade color monitor, and keyboard. Included in the CPU is the Company's proprietary DSP circuit board and patented software. The BioZ System is available in ergonomically designed shelf cart or roll cart configurations. With the application of four dual electrodes to the patient's neck and chest, the physician is able to immediately assess twelve hemodynamic parameters.

Portable BioZ System. The Portable BioZ System is a noninvasive cardiac function monitoring device, with a suggested retail price of $23,400. This more compact version contains a Pentium-based CPU, 10.4" active matrix display, and built-in keyboard. The Company's proprietary DSP circuit board and patented software are also an integral part of this system.

CARDIAC FUNCTION PARAMETERS PROVIDED BY THE BIOZ SYSTEMS AND CORRESPONDING PAC PARAMETERS

--------------------------------------- ------------------- --------------------------------------------------------
BIOZ SYSTEM                             PAC                 COMMENTS
PARAMETERS                              PARAMETERS
--------------------------------------- ------------------- --------------------------------------------------------
SV (Stroke Volume, ml) and SVI          SV, SVI             BioZ measures volumes of blood flow; PAC measures
(Stroke Volume Indexed, ml/m2)                              pressures of blood flow.  SVI = SV divided by BSA
                                                            (body surface area)
--------------------------------------- ------------------- --------------------------------------------------------
CO (Cardiac Output, l/min) and CI       CO, CI              Calculated parameters in both techniques:
(Cardiac Output Indexed, l/min/m2)                          CO = SV x HR, CI = CO divided by BSA
--------------------------------------- ------------------- --------------------------------------------------------
SVR (Systemic Vascular Resis-tance,     SVR                 Calculated from Mean Arterial Pressure (mmHg)
mmHg x min x liters-1)
--------------------------------------- ------------------- --------------------------------------------------------
EDV (End Diastolic Volume, ml)          PAOP or "wedge      Wedge provides a reflection of left ventricular
                                        pressure"           pressure via measurement of the "back pressure" of
                                                            blood flow in the pulmonary artery; inaccurate in
                                                            patients with mitral valve disease. The BioZ EDV
                                                            (which is an estimated value) provides a left
                                                            ventricular end diastolic volume instead of pressure.
--------------------------------------- ------------------- --------------------------------------------------------
IC (Index of Contractility,             No similar          Index of velocity of blood in the aorta; provides
liters/seconds)                         measurement         insight into LV contractility.
--------------------------------------- ------------------- --------------------------------------------------------
ACI (Acceleration Index,                No similar          Index of acceleration of blood in the aorta; provides
liters/seconds2)                        measurement         insight into LV contractility.
--------------------------------------- ------------------- --------------------------------------------------------
LCW (Left Cardiac Work,                 No similar          Useful clinical data regarding LV contractility and
kg x m x m-2)                           measurement         volemic status
--------------------------------------- ------------------- --------------------------------------------------------
PEP (Pre-Ejection Period,               No similar          Time from onset of ventricular depolarization to
msec)                                   measurement         opening of aortic valve.  Used in calculation of STR
--------------------------------------- ------------------- --------------------------------------------------------
LVET (Left Ventricular Ejection Time,   No similar          Time from opening to closing of the aortic valve.
msec)                                   measurement         Used in calculation of STR
--------------------------------------- ------------------- --------------------------------------------------------
STR (Systolic Time Ratio,               No similar          An index of LV performance.  An increase in STR
PEP/LVET)                               measurement         indicates LV dysfunction; whereas, a decrease in STR
                                                            indicates a stronger, more athletic heart.
--------------------------------------- ------------------- --------------------------------------------------------
TFC (Thoracic Fluid Content, ohms-1)    No similar          Useful clinical data regarding patients' thoracic
                                        measurement         fluid status (intravascular, interstitial,
                                                            intra-alveolar) and is important in distinguishing
                                                            between cardiac and pulmonary problems.  Also, TFC
                                                            trends with shock.
--------------------------------------- ------------------- --------------------------------------------------------
No similar measurement                  PVR (Pulmonary      Determines pressure within the pulmonary vascular
                                        Vascular            circulation
                                        Resistance)
--------------------------------------- ------------------- --------------------------------------------------------
HR (Heart Rate, beats/min)              No similar meas.    BioZ measures HR via modified ECG leads
--------------------------------------- ------------------- --------------------------------------------------------

BioZ Transducer/Sensor Electrodes. The Company markets disposable sensors designed specifically for use with the BioZ Systems. With each monitoring event, four dual sensors are utilized. These sensors are placed on the patient's neck and chest and are generally replaced after each use or every 24 - 36 hours. Sales of this high margin disposable component of the product mix should continue to increase as the installed base of the Company's monitoring systems grows. The suggested retail price of the sensors is $10.00 per set (four dual sensors). An optional transducer sensor set with pre-attached lead wires is priced at $30.00 per set. The transducer sensors are often preferred for use in operating rooms or patients with infectious diseases.

THE FEATURES AND BENEFITS OF THE BIOZ SYSTEMS, AS COMPARED TO PAC

-------------------------------- -----------------------------------------------------------------------------------
FEATURE                          BENEFIT
-------------------------------- -----------------------------------------------------------------------------------
Noninvasive                      Painless
                                 No morbidity or mortality
                                 Reduced costs and liabilities
                                 May be used on wider range of patient populations
-------------------------------- -----------------------------------------------------------------------------------
Portable                         May be easily transported and used in any setting, including all hospital departments, physician offices and clinics
-------------------------------- -----------------------------------------------------------------------------------
Two                              Minute Setup Simple procedure performed by
                                 nurses or technicians Rapid assessment with
                                 potential for improved patient outcomes Quick
                                 clinical decision capabilities
-------------------------------- -----------------------------------------------------------------------------------
Continuous Data                  Reports immediate change
                                 Potential for improved patient outcomes
-------------------------------- -----------------------------------------------------------------------------------
Disposable Sensors               Reduced cost per evaluation
                                 Simple procedure performed by nurses or technicians
-------------------------------- -----------------------------------------------------------------------------------

WARRANTY AND SERVICE

The Company's products are sold with a limited twelve month parts and labor warranty commencing at the date of shipment. When warranty repairs are necessary, the Company performs them at its headquarters or, in some cases, by its distributors in authorized service centers. The Company provides field clinical application specialists, as well as 24-hour on-call field engineers. The Company offers extended service agreements for hardware and software maintenance beyond the warranty period. Otherwise, the Company may also service equipment on a time and materials basis.

MARKETING

Until recently, comprehensive cardiac function information has been available only in acute care settings, such as an ICU. The BioZ Systems make obtaining and assessing this type of information simple, rapid, cost-effective, safe, continuous and painless. For these reasons, the Company expects utilization of noninvasive cardiac function information to spread from the ICU to other areas of the hospital and expand beyond the hospital setting.

Departments serving high-risk surgical, critical care, obstetrics, acute dialysis, and emergency patients are the primary targets in the hospital market. The primary targets in the outpatient market include: cardiologists/general internists caring for congestive heart failure, hypertension, surgicenters, and obstetric/gynecology patients. The Company has also identified a number of secondary target markets where TEB has potential applicability including: pharmaceutical companies, pacemaker companies, cardiac rehabilitation, burn units, home health care, exercise stress testing, neonatal and pediatric critical care units, medical and veterinarian schools.

The Company's marketing strategy has been designed to: 1) increase physicians' and hospital personnel's knowledge of TEB; 2) remind physicians and hospital staff of the limitation and relative contraindications of PACs; 3) present the BioZ as the system of choice; and 4) build sales to establish the Company as the market leader. To accomplish this, the Company has invested considerable resources on market research, development of product literature, and attendance at trade shows that target the Company's primary markets.

The Company will continue to present at key medical trade shows including the North American Society of Pacing and Electrophysiologists, the American Society of Anesthesiology, the American Heart Association, the Society for Critical Care Medicine, the American College of Cardiology, the American Society of Cardiovascular Professionals, the American College of Emergency Physicians, the American Society of Nephrology, California Society of Anesthesiologists, and others. These trade shows resulted not only in valuable exposure of the Company and its products, but also were a good source of leads, some of which have resulted in product sales.

Advertising in key medical publications is an important part of the Company's marketing strategy. The target audience and publications have been carefully selected to maximize exposure at a reasonable cost. Targeted direct mailing campaigns were used in fiscal 1997. In 1998, these will be refined and expanded to support the direct sales efforts. Targeted audiences will include anesthesiologists, surgeons (ortho-pedic, vascular, and general), critical care physicians, biomedical technicians, hospital Chief Financial Officers, cardiologists, internists, and home health care agencies.

The Company is active in supporting research utilizing the BioZ Systems. In addition to providing further clinical validation for TEB, the Company hopes to have each of these studies published in a peer reviewed journal and/or presented at major medical conferences. Both publications and presentations at major medical conferences provide Company exposure and help establish credibility of TEB in general, and the BioZ Systems in particular.

The Company plans to sponsor "Technology Acceptance Seminars" in conjunction with medical conferences throughout the United States in 1998. These seminars are typically presented by well-known and respected physicians, who share their experience with new/emerging technologies.

SALES AND DISTRIBUTION

The United States medical marketplace consists of two distinct segments: the hospital (acute care) market, and the outpatient (primary care) market. During fiscal 1997, the Company established distribution agreements with seventeen regional specialty distributors to represent the Company in the hospital market. These distributors collectively covered 44 states, and employed over 100 sales representatives. By the end of fiscal 1997, it was apparent that there was a need to broaden the sales channel. The Company opted to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the United States, and has reduced the number of distributors. The Company has made the determination that a direct sales force can more effectively demonstrate the cost and safety advantages of the BioZ over traditional invasive techniques by directly marketing to, and educating, health care professionals and third-party payers, including HMOs, as to the positive cost advantages and clinical outcome profiles of the BioZ.

Despite the significant benefits and numerous applications of the BioZ Systems, it is a "concept sale" that requires physicians to change conventional practices (some of which are reimbursed at a higher rate than TEB). In addition, the hospital buying cycle can be long and difficult, particularly for a new product that is unbudgeted. Consequently, the amount of time and effort required to penetrate these markets is often greater than the time and effort many of the distributor sales representatives were willing to invest.

Subsequent to the 1997 fiscal year end, the Company hired five direct sales representatives and its four existing Territory Sales Managers have assumed their new responsibilities as direct sales representatives. Key major metropolitan areas have been targeted for placing additional direct sales representatives. The Company intends to retain a distributor channel and has developed a means for evaluating and supporting successful distributors as well as an aggressive hiring plan that calls for as many as 30 direct sales representatives to be in place by the end of 1998. The remaining distributors will be supported by the Company's Clinical Application Specialists and direct sales representatives.

As the Company begins to expand its direct sales force in targeted metropolitan areas, it recognizes that it may not be able to maintain satisfactory relationships with its current regional specialty distributors. Under the terms of the distribution agreements, distributors have the right, under certain circumstances (including the Company placing a direct sales representative in the distributor's territory), to terminate the distribution agreement and return demonstration and stocking inventory purchased from the Company. Because the Company may be required to take back BioZ Systems and unused supplies and refund amounts paid by distributors (net of contracted depreciation and restocking charges), the Company established a substantial reserve for distributor returns. This reserve represents 100% of sales to domestic distributors which had not, as of November 30, 1997, been resold to end-users.

The Company has contracted with a major medical distributor to sell the Company's products to the Canadian market. European and Asian distribution is handled by Landice International, Inc. ("Landice") which has agreements with sub-distributors in eight countries, including England, Italy, Spain, Belgium, Ireland, Japan, South Korea, and Taiwan. Landice is currently negotiating similar arrangements relating to the Company's products in other countries of Europe and Asia. The local sub-distributors in each country are responsible for the necessary international regulatory approvals.

RESEARCH AND DEVELOPMENT AND CLINICAL STUDIES

The Company's research and development ("R&D") team presently includes 35 individuals engaged as employees and independent contractors. Individuals in the research and development team have extensive experience in the areas of impedance tomography, TEB, biological signal processing, hardware/software development, and regulatory compliance. The team is responsible for on-going product engineering, new product development, and basic research into TEB and additional noninvasive monitoring applications.

To supplement its engineering staff, the Company utilizes Rivertek Medical Systems, Inc. ("Rivertek"), located in Minneapolis, Minnesota. Rivertek serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies. Rivertek was founded in 1988 by Dennis Hepp, the Company's Chief Technology Officer, and employs 25 medical hardware, software, and biomedical engineers.

The R&D team participates in monitoring and analysis of Company-sponsored clinical trials, for which the Company employs Clinical Application Specialists ("CAS"). Presently, the Company has five CAS's, three at the corporate headquarters, one in the Eastern U.S., and one in the Southeastern U.S. Each of these individuals has strong clinical backgrounds and is responsible for monitoring clinical studies and assisting in customer training.

Studies Utilizing Previous Generation CDIc (Bomed) Technology. A considerable amount of research has been published on the technique of TEB. In fact, more than 80 research papers have been published using the company's previous system, the Bomed NCCOM System ("Bomed System"). In general, the majority of these studies reported favorable results when comparing the cardiac output of the Bomed System with that of other techniques, such as thermodilution (TD).

The Bomed System worked very well, in selected patients. However, there were significant limitations of the system. These became evident when monitoring patients with increasing heart rates, high heart rates, abnormal heartbeats, high respiration rates, pacemakers, and hospitalized ventilated patients. These limitations related to both hardware and software inadequacies of the Bomed System. As a result of intense focus and concerted effort, these limitations have been successfully addressed in the BioZ Systems by improving both computer hardware and software.

Studies Utilizing the BioZ Systems. The Company is committed to supporting well-designed clinical research studies utilizing its technology. Studies which are of most importance to the Company are those which demonstrate 1) validity,
2) reproducibility, and 3) clinical utility of the BioZ. The Company is currently sponsoring several studies which are intended to demonstrate the validity or accuracy of the BioZ by comparing BioZ data to an accepted standard such as PAC. In addition to a product providing valid or accurate data, it must also provide reproducible and repeatable data. The Company is also sponsoring several important studies in order to establish reproducibility and repeatability of the BioZ since these statistics are essential in evaluating the effects of therapeutic intervention. Additionally, the Company is sponsoring studies designed to demonstrate clinical utility of the BioZ in specific applications.

MEDICAL ADVISORY BOARD

The Company has established a distinguished Medical Advisory Board ("MAB") comprised of 14 doctors, many of whom are affiliated with prestigious universities and well-known medical institutions. Members of the MAB have expertise in cardiology, anesthesiology, hypertension, internal medicine and emergency medicine. The MAB provides guidance to the Company on structuring clinical trials as well as identifying technological improvements and potential uses for the Company's products.

Members of the MAB receive reimbursement for their expenses in attending Company sponsored meetings and generally receive consulting fees for time spent working on behalf of the Company. During the fiscal year ended November 30, 1997, the members of the MAB each received an average of $2,000 in consulting fees.

MANUFACTURING

The Company is licensed as a healthcare device manufacturer by the Food and Drug Branch of the California Department of Health Services (equivalent to a State
FDA). In addition, in 1996 the Company was inspected by the U. S. FDA for compliance with Good Manufacturing Practice ("GMP") regulation 21 CFR 820 with no material findings.

The Company has contracted with Arrow Schweber, Inc., a subsidiary of Arrow Electronics, Inc. ("Arrow") to perform component assembly work with CardioDynamics performing final assembly and product testing. As the largest distributor of Intel Corporation products in North America, and as an experienced medical device manufacturer, Arrow is well positioned to assist the Company in the manufacture of its products. The agreement with Arrow is terminable on 30 days notice without cause.

ISO 9000 Series. In concert with management's commitment to quality, the Company has endeavored to implement quality procedures and documentation required for successful International Organization for Standardization ("ISO") 9001 certification. The ISO 9000 series standards for quality management and quality assurance are becoming an internationally recognized common standard. The Company believes ISO 9001 certification can streamline the Company's international sales processes. The Company aims to receive ISO 9001 certification in 1998, although there can be no assurance the Company will succeed in obtaining such certification or that it will derive the benefits it expects such certification to bring.

COMPETITION

INDIRECT COMPETITION
Pulmonary Artery Catheterization - Also known as thermodilution, right heart catheterization, and Swan-Ganz(TM) catheterization. The PAC procedure was introduced in the early 1970's and has significant limitations. Some of the limitations include:

LIMITATIONS OF THE PAC PROCEDURE

------------------------------------- ------------------------------------------------ -----------------------------
LIMITATION                            EXPLANATION                                      REFERENCE (IF APPLICABLE)
------------------------------------- ------------------------------------------------ -----------------------------
Morbidity (complications)             Rates of 10% to 24%, including infection,        Per Moore, op. cit.
                                      cardiac arrhythmia, air embolus, pulmonary
                                      infarction, pulmonary artery rupture and
                                      pneumothorax
------------------------------------- ------------------------------------------------ -----------------------------
Mortality (death)                     Increased 30 day death rates in patients         Per Connors, op. cit.
                                      undergoing PAC as compared to those patients
                                      not receiving PAC
------------------------------------- ------------------------------------------------ -----------------------------
Costs                                 Average increased hospitalization costs          Per Connors, op. cit.
                                      of $13,600 per patient
------------------------------------- ------------------------------------------------ -----------------------------
Insertion requirements                Hospitalization in an intensive care bed,
                                      operating room or cardiac catheterization
                                      laboratory; sterile environment; physician,
                                      nurses and trained personnel required for
                                      insertion; X-ray confirmation of placement
------------------------------------- ------------------------------------------------ -----------------------------
Availability of data                  Intermittent; requires personnel
------------------------------------- ------------------------------------------------ -----------------------------
Variability of data                   +/-20% error/inconsistency                       Per Moore, op. cit.
------------------------------------- ------------------------------------------------ -----------------------------
Conditions that may limit             Obesity; anatomical, vascular and cardiac
placement or accuracy                 structure anomalies; tricuspid, pulmonary and
                                      mitral valve abnormalities
------------------------------------- ------------------------------------------------ -----------------------------

Despite the above limitations, PAC is the most commonly used invasive technology for monitoring a patient's hemodynamic status. It is estimated that PAC procedures are used more than one million times per year in the United States and more than two million times per year worldwide. The estimated cost to the U.S. healthcare system is estimated at $2 billion for the cost of the catheters and their insertion and $14 billion per year for the cost of complications arising from the procedure (see "Description of Business - Industry Overview"). Baxter Healthcare Corporation, Abbott Laboratories and B. Braun Medical, Inc. produce the majority of right heart catheters used in the U.S.

Echocardiography (Doppler and Trans-esophageal). Echocardiography ("Echo") is a medical diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart, valvular structures, and great vessels. Echo technology was developed during the 1970's, and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images.

A continuous wave suprasternal doppler echo measures cardiac output noninvasively by placing a doppler transducer on the chest, aiming it toward the ascending aorta, and measuring aortic blood flow velocity. Specifically, it measures the aortic diameter and the moving red blood cells to determine the velocity and direction of blood flow to calculate stroke volume, and hence calculate cardiac output.

Limitations in measuring cardiac output via Echo include: (i) inconsistency in images and in the data generated, due to differences in technician ability and experience, patient size and diagnosis; (ii) difficulty in procuring images in patients with evidence of pulmonary disease, tracheotomies, chest wounds, and obesity; and (iii) time consuming procedure that may require 30-45 minutes. In some patients, reliable, accurate Echo images simply cannot be obtained by doppler echo for unknown reasons.

Due to many of the above limitations, Trans-esophageal Echo ("TEE") has been developed in recent years to obtain closer images of the heart. It is useful in patients in whom examination from the usual position is technically impossible and in patients undergoing cardiac surgery. TEE is performed with the ultrasound transducer placed invasively in the esophagus through the mouth. Although this procedure enables more direct, accurate images of the heart, several disadvantages accompany this technique because of its invasive nature including increased patient discomfort and the requirement for patient sedation to promote procedure tolerance. In addition, patient airway complications may result, necessitating the need for available emergency equipment, such as oxygen, intubation equipment, and ECG monitoring. Consequently, the procedure customarily is performed in an outpatient clinic or hospital setting with several attendants, usually an Echo technician, a nurse and a physician. For these reasons, TEE is used much less frequently than non-invasive Echo.

DIRECT COMPETITION
Management is aware of only three additional manufacturers of TEB cardiac function monitors. Since all three companies are privately held, exact sales and financial figures for these potential competitors are not available.

INTELLECTUAL PROPERTY

The Company's success will, to some extent, depend on its ability to maintain patent protection for its products and processes, to preserve its trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of third parties. As of November 30, 1997, the Company had seven issued U.S. patents and multiple international patents and patent applications based on its U.S. patents.

All of the Company's existing patents were issued prior to the re-engineering of the products to a DSP-based system. As such, several of the patents are not integral to the design of BioZ. The Company also possesses proprietary software, which it has strategically elected not to disclose through patents. In addition, the Company expects to file new patent applications covering certain modifications to its products and algorithms during 1998.

The Company filed a trademark application for the rights to the "CardioDynamics" name in January 1997. The Patent Office responded on August 14, 1997 requesting additional information which was provided in February, 1998. The Company does not believe its business would be materially impaired if it were required to use a different trade name.

GOVERNMENT REGULATION

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

Before a new device can be introduced into the market, the manufacturer generally must obtain FDA 510(k) clearance or premarket approval ("PMA"). Following submission of a 510(k) or PMA application, the manufacturer may not market the new device until an order is issued by the FDA granting clearance or approval, which can entail an expensive, lengthy and uncertain process.

The Company is also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with Good Manufacturing Practice ("GMP") regulation, (21 CFR 820), Medical Device Reporting requirements (21 CFR 803), and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, if obtained, or any failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has received a marketing clearance for its BioZ System and Portable BioZ System.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device require a new 510(k) submission. If such additional 510(k) clearances are required, there can be no assurance that the Company will obtain them on a timely basis, if at all, and delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business, financial condition and results of operations. If the FDA requires the Company to file a new 510(k) submission for any product modification, the Company may be prohibited from marketing the modified product until the 510(k) submission is cleared by the FDA.

The FDC Act requires that medical devices be manufactured in accordance with the current GMP's. GMP's require, among other things that (i) the manufacturing process be regulated and controlled by the use of written procedures, (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process and
(iii) any deficiencies in the manufacturing process or in the products produced be investigated and detailed records kept. Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with current GMP's.

The FDA regulates computer software that performs the function of a regulated device or that is intimately associated with a given device, such as control software for diagnostic devices. The FDA is in the process of reevaluating its regulation of such software, and if the FDA undertakes increased or more rigorous regulation of such software, the BioZ Systems and related products may become subject to further regulatory processes and clearance requirements.

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in the regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. The Company currently relies on its international distributors and sub-distributors for the receipt of premarket approvals and compliance with clinical trial requirements in those countries that require them, and it expects to continue to rely on distributors in most countries. In the event that the Company's international distributors fail to obtain or maintain required premarket approvals or fail to comply with foreign regulations, foreign regulatory authorities may require the Company to cause the applicable distributor to file revised governmental notifications, cease commercial sales of its products in the applicable countries or otherwise act so as to stop any ongoing noncompliance in such countries. Such enforcement action by regulatory authorities could have a material adverse effect on the Company's business, financial condition and results of operations.

In order to sell its products within the European Economic Area ("EEA") following June 14, 1998, the Company will be required to achieve compliance with the European Commission's Medical Device Directive (93\42\EEC) and to affix CE marking on its products to attest such compliance. Failure by the Company to comply with CE marking requirements by June 1998 would mean that the Company would be unable to sell its products in the EEA unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

Most medical procedures are reimbursed by a variety of third-party payers, including Medicare and private insurers. Health Care Finance Association, the governmental body that approves medical diagnosis and treatment for financial reimbursement for Medicare coverage, determines whether to reimburse for a given type of procedure and what dollar amount should be allowed. The Company believes that establishment of a specific reimbursement code for the BioZ Systems and TEB would improve it's ability to penetrate the outpatient market.

While management of the Company expects to pursue obtaining a separate reimbursement code for TEB procedures, it is quite possible that cost containment pressures on the hospitals and doctors will lead to substantially increased usage of TEB even without a change in reimbursement policies. The financial and health care cost containment pressures at U.S. hospitals, resulting from per-capita compensation techniques required by HMOs, are driving medical departments to decrease costs. In a managed care system involving capitation, the health care provider is strongly induced to utilize the most cost-efficient methods available in order to maintain per-patient costs within the monthly fees. TEB devices can reduce hospital costs by an estimated minimum of $600 per patient in non-complicated cases (Clancy, T.V., et al., Journal of Trauma, August 1991) to as much as $13,600 where PAC is used (Connors, op. cit.). Therefore, a financial incentive exists, independent of third-party reimbursement circumstances, for hospitals to purchase and use the Company's products.

EMPLOYEES

As of February 26, 1998, the Company had 38 employees. The Company believes that the success of its business will depend, in part, on its ability to identify, attract and retain qualified personnel. In the future, the Company will need to add additional skilled personnel or retain consultants in such areas as research and development, manufacturing, administration and marketing and sales. The Company considers its relationship with its employees to be good.

RISK  FACTORS

HISTORY OF LOSSES. Since its emergence from bankruptcy proceedings in 1993, the Company has incurred substantial losses in the course of researching, developing and enhancing its technology and products and establishing sales and administrative organizations. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it increases its direct sales and marketing activities, expands its operations, and continues the development of its technology. Accordingly, the Company expects to incur additional losses for fiscal 1998, and there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. Commercialization by the Company of the BioZ Systems, implementation of a direct sales force and the development and commercialization of any additional products will require substantial expenditures. The Company's capital requirements will depend on numerous factors, including the rate of sales growth; the progress of the Company's marketing-related clinical evaluations and product development programs; the receipt of regulatory clearances and approvals; the resources the Company devotes to developing, manufacturing and marketing its products; the resources required to hire and develop medical sales representatives and to gain market acceptance and demand for its products; the ability of the Company to avoid increased working capital requirements arising from hospitals' lengthy capital equipment purchase processes by offering leasing programs; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. The Company will likely be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

DEPENDENCE ON PRIMARY PRODUCT LINE; UNCERTAINTY OF MARKET ACCEPTANCE. The Company's future is substantially dependent upon the success of the BioZ Systems and follow-on products. The market for TEB products is in a relatively early stage of development, and there can be no assurance that this market will develop. The long-term commercial success of the BioZ Systems and any follow-on TEB products require widespread acceptance, by a significant portion of the medical community, of the Company's TEB products as safe, efficacious and cost-effective alternatives to invasive procedures. Widespread acceptance would represent a significant change in practice patterns. Historically, some medical professionals have indicated hesitancy in using TEB products, including analog-based TEB monitors previously manufactured by the Company. Invasive procedures, such as PAC, are generally accepted in the medical community and have a long history of use.

The Company continues to sponsor clinical trials and gather data, the Company currently has limited clinical data with which to demonstrate the clinical benefits of its products. The Company is currently sponsoring clinical trials which it hopes will demonstrate consistent clinical benefits resulting from the use of its products (including reduced procedure time, reduced patient trauma and lower costs). There can be no assurance that such clinical trials will have a positive outcome or that a positive outcome in such trial would be sufficient to enable acceptance of the BioZ Systems by the medical community.

The Company is unable to predict how quickly, if at all, its products may be accepted by members of the medical community. Like most medical devices, technological limitations make the BioZ Systems subject to inaccuracies where a patient has certain identified clinical circumstances. Failure of the BioZ Systems or any of the other Company's products to gain widespread acceptance in the medical community, and to maintain such acceptance, would have a material adverse effect on the Company's business, financial condition, and results of operations.

COMPETITION AND TECHNOLOGICAL CHANGE. The Company competes with other entities developing and marketing noninvasive cardiac function monitors. The Company is also subject to severe competition from invasive-technology companies, including Baxter Healthcare Corporation, which have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. Such competitors may be able to devote greater resources to the development, promotion and sales of their products than the Company. The current widespread acceptance of PAC, and lack of widespread acceptance of TEB, is an important competitive disadvantage, which the Company must overcome. In addition, current and potential competitors of the Company may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully.

In addition, the introduction by others of products embodying new technologies and the emergence of new cardiac function monitoring equipment industry standards could render the Company's products obsolete and unmarketable. Other companies may develop and introduce products and processes competitive with or superior to those of the Company. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products. Accordingly, the life cycles of the Company's products are difficult to estimate. To compete successfully, management believes the Company must develop and introduce new products that keep pace with technological developments, respond to evolving consumer requirements and achieve market acceptance.

There can be no assurance that the Company can satisfactorily and timely develop and introduce those or any other additional products. Even if the Company succeeds in developing and marketing products that achieve market acceptance, there can be no assurance that competitors will not in the future develop and market products that will replace those of the Company.

EARLY STAGE COMPANY AND PRODUCTS. Although not in fact a new company, currently the Company faces many of the challenges characteristic of new companies in or just emerging from the development phase. The BioZ Systems have required, and any future products will require, substantial development efforts and compliance with all governmental clearance/approval requirements. The Company may encounter unforeseen technological or scientific challenges, which may force abandonment or substantial change in the development of a specific product or process, or technological change or product developments by others, any of which may have a material adverse effect on the Company. Further, even after successful technical development and receipt of governmental approval, a product may not achieve commercial success.

ABILITY TO MANAGE GROWTH. The Company, if successful, will experience a period of growth that would place a significant strain upon its managerial, financial and operational resources. There can be no assurance that the Company's infrastructure, systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to fully exploit any future market opportunity for the Company's products. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, and fill its support staff organization. If the Company is unable to manage expansion effectively, the Company's business, results of operations and financial condition could be materially and adversely affected. There can be no assurance, however, that such expansion or growth will occur.

CONTROL BY OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS. Allen E. Paulson and James C. Gilstrap, the co-chairmen of the Company, beneficially own, directly or through CardioDynamics Holdings, LLC ("CDH") which they control, approximately 66.6% of the outstanding shares of the Company's common stock (including shares owned by others which CDH has the right to vote). Accordingly, these persons, individually and as a group, are able to control the Company and direct its affairs and business, including any future issuance of common stock or other securities by the Company, merger and acquisition decisions, declaration of dividends and the election of directors. CDH also has a contractual right to purchase at $0.25 per share the same number of shares of common stock as the Company may issue from time to time. See "ITEM 11 - Security Ownership of Certain Beneficial Ownership and Management."

DISTRIBUTOR NETWORK. The Company has distributorship agreements with specialty regional distributors with expertise in distributing medical devices such as the BioZ Systems. As the Company begins to expand its direct sales force to target metropolitan areas, there can be no assurance that the Company will be able to maintain satisfactory relationships with its distributors. Under the terms of the distribution agreements, distributors have the right, under certain circumstances (including the Company placing a direct sales representative in the distributor's territory), to terminate the distribution agreement and return demonstration and stocking inventory purchased from the Company. There can be no assurance that the Company will not be required to take back any or all of the BioZ Systems and supplies sold and refund amounts paid by distributors (net of contracted depreciation and restocking charges). See "Description of Business - Sales and Distribution."

DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, the Company's success depends upon its ability to attract and retain additional highly qualified sales, management, manufacturing and R&D personnel. The Company faces intense competition in its recruiting activities and there can be no assurance that the Company will be able to attract and/or retain qualified personnel. See "PART III - Directors and Executive Officers."

POTENTIAL VOLATILITY OF STOCK PRICE. The market prices of securities of emerging companies, including CDIc, have historically been highly volatile. The market price of the Company's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors beyond the control of the Company, including (i) quarterly variations in operating results, (ii) announcements of technological innovations, new products or pricing by the Company's competitors, (iii) changes in, or failure of the Company to meet, financial estimates of securities analysts, (iv) the rate of adoption by physicians of TEB technology in markets targeted by the Company, (v) timing of patent and regulatory approvals, (vi) timing and extent of technological advancements, (vii) results of clinical studies, (viii) sales of stock by institutional holders or affiliates, (ix) lack of analyst coverage or unfavorable coverage, (x) litigation or public concern as to the safety of the Company's products; and (xi) general market conditions. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices of equity securities of many medical device companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

THIRD-PARTY REIMBURSEMENT; PRICING PRESSURES. The Company's commercial success will depend in part on the availability of adequate reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. Even with an FDA approved devise, there can be no assurance that third-party payers including Medicare will cover the device and related services, or they may place certain restrictions on the circumstances in which coverage will be available. There can be no assurance that the Company will be able to obtain a specific code for TEB reimbursement in a reasonable time frame, or at all, in order to enable the Company to achieve market acceptance of its products or to maintain price levels sufficient to realize an appropriate return on the Company's investment. Further, there can be no assurance that downward pricing pressure in the industry generally will not negatively impact the Company's operations. The Company's business plan contemplates an income stream from sales of higher-margin sensors toward an installed base of Company monitors. The Company may be subject, however, to price competition from other sensor manufacturers.

LIMITED FLOAT OF COMMON STOCK. The Company has a market float of approximately 11 million shares, which may not be adequate to provide market liquidity and mitigate stock price volatility (see above). The Company shares are currently quoted on the Nasdaq SmallCap Market, and the Company's objective is to have the shares quoted on the Nasdaq National Market ("NNM"). However, there can be no assurance that the Company will succeed in having the shares quoted on NNM or that a more liquid or active public market for the common stock will develop or be sustained.

GOVERNMENT REGULATION. The Company's products and activities are subject to extensive regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Description of Business - Government Regulation."

PRODUCT LIABILITY RISK AND PRODUCT RECALL; LIMITED INSURANCE COVERAGE. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The nature of the Company's business exposes it to risks of product liability or product recalls that are inherent in the design, development, manufacture and marketing of medical devices, in the event that use of the Company's products is alleged to have caused adverse effects on a patient or such products are believed to be defective. Medical devices as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. The Company's products are designed to be used in certain procedures where there may be a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale.

Due to limited capital, the Company did not carry product liability insurance during certain periods prior to May 15, 1995. Therefore, it has no coverage for analog TEB monitors manufactured and sold prior to that time. Since then, the Company has maintained product liability insurance at levels which it believes to be sufficient and consistent with industry standards for companies with its current sales levels. The Company intends to increase its $2,000,000 product liability insurance policy limit as sales grow. There can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will continue to be available on commercially reasonable terms or at all. In addition, product liability claims or recalls could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs.

RISKS ASSOCIATED WITH INTERNATIONAL ACTIVITIES. The Company believes it is possible that international sales will represent a meaningful portion of revenue in the future. This would require significant management attention and financial resources and subject the Company to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, and an adverse effect from reduced protection for intellectual property rights and the burdens of complying with a variety of foreign laws. In addition, fluctuations in the rates of exchange could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that may be denominated in local currencies.

DEPENDENCE ON THIRD PARTIES. The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations. There can be no assurance that the Company will be able to negotiate acceptable arrangements in the future or that such arrangements or its existing arrangements will be successful. The Company has limited experience manufacturing products for commercial purposes and currently does not have the capability to manufacture its BioZ Systems and therefore is dependent on contract manufacturers for the production of such products for development and commercial purposes. The manufacture of the Company's products is subject to GMP regulations prescribed by the FDA.

The Company relies on a single manufacturer for each of its products. In the event that the Company is unable to obtain or retain third-party manufacturing, it may not be able to continue commercialization of its products as planned. There can be no assurance that the Company will be able to continue to obtain adequate supplies of such products in a timely fashion at acceptable quality and prices. Also, there can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with GMP and other regulatory requirements. The Company's current dependence upon others for the manufacture of its products may adversely affect future profit margins, if any, on the sale of those products and the Company's ability to develop and deliver products on a timely and competitive basis.

UNCERTAINTY AND POTENTIAL NEGATIVE EFFECTS OF HEALTH CARE REFORM. The health care industry is undergoing fundamental changes resulting from political, economic, and regulatory influences. In the United States, comprehensive programs have been proposed that seek to (i) increase access to health care for the uninsured, (ii) control the escalation of health care expenditures within the economy, and (iii) use health care reimbursement policies to help control the federal deficit. The Company anticipates that Congress and state legislatures will continue to review and assess such proposals, and public debate of these issues will likely continue. The Company cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering health care reform. Significant changes in health care systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition, results of operations, and ability to market its products as currently contemplated.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's patents and proprietary technology may not be able to prevent effective competition by others. Although the Company believes that it has effective patent protection, no assurance can be given that the Company's products will not be found to infringe the rights of others. Intellectual property litigation, whether defensive or offensive, would have no certain outcome other than to drain the Company's resources. See "Description of Business - Intellectual Property."


ITEM 2. DESCRIPTION OF PROPERTY

The Company is located in an approximately 19,000 square foot leased facility in San Diego, California. This facility houses all of the Company's research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Company trades on the Nasdaq SmallCap market under the symbol CDIC. The following table sets forth for the periods indicated the high and low closing prices of the common stock as furnished by The Nasdaq Stock Market(SM).

                                          HIGH             LOW
                                          ----             ---
YEAR ENDING NOVEMBER 30, 1997
Fourth Quarter ....................    $   4.63       $   2.38
Third Quarter .....................        4.94           3.09
Second Quarter ....................        4.09           2.81
First Quarter .....................        4.00           3.16

YEAR ENDING NOVEMBER 30, 1996
Fourth Quarter ....................    $   4.88       $   2.25
Third Quarter .....................        4.38           2.00
Second Quarter ....................        4.07           0.85
First Quarter .....................        1.01           0.86


On February 20, 1998 there were approximately 500 holders of record of the common stock.

The Company has not declared or paid any cash dividends on shares of its common stock and does not anticipate paying any cash dividends on the common stock in the foreseeable future. The Company currently intends to retain any future earnings for use in the operation of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements, Notes thereto, and other financial information included herein. Certain statements set forth herein are forward-looking and involve risks and uncertainties. For information regarding potential factors that could have a material adverse effect on the Company's business, operating results, and financial condition refer to Item I of this Form10-KSB, Description of Business
- Risk Factors.

RESULTS OF OPERATIONS (Years referred to herein are fiscal years ended November
30)

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

The Company received FDA 510(k) marketing clearance for the BioZ(TM) System in late November 1996. In addition, in September 1997, the Company received 510(k) marketing clearance from the FDA for its Portable BioZ monitoring system and for its proprietary Dynamic Impedance Signal Quantifier (DISQ) technology which provides improved measurement of impedance waveforms and automatic electronic calibration. These FDA clearances, provide the Company the opportunity to commercialize the BioZ(TM) Systems, which could result in significantly increased sales.

Despite the significant benefits and numerous applications of the BioZ Systems, it is a "concept sale" that requires physicians to change habits (some of which are reimbursed at a higher rate than TEB). In addition, the hospital buying cycle can be long and difficult, particularly for a new product that is unbudgeted. Consequently, the amount of time and effort required to penetrate these markets, to the extent needed for the Company to be successful, is often greater than the time and effort many of the distributor sales representatives were willing to invest.

Net sales for fiscal 1997 increased to $477,588, up 226% from $146,655 recorded in fiscal 1996. The increase in sales in 1997 is due to the commencement of shipments of the Company's BioZ(TM) noninvasive cardiac function monitoring system. Sales in the comparable periods of 1996 were of a prior product line. During fiscal 1997, the Company established distribution agreements with seventeen regional specialty distributors to represent the Company in the hospital market. These distributors collectively covered 44 states, and employed over 100 sales representatives. The Company shipped $1,423,048 of BioZ Systems and disposable bioimpedance dual electrodes in fiscal 1997, primarily to its network of specialty distributors for demonstration and stocking units.

During the third fiscal quarter of 1997, the Company terminated three distribution agreements with underperforming distributors, and the Company established a reserve for returns of $168,920 for anticipated returns of demonstration and stocking units from these distributors. By the end of fiscal 1997, it was apparent that there was a need to broaden the sales channel. The Company opted to add a direct sales force targeted at both the hospital and outpatient markets in the United States. The Company determined that, in many situations, a direct sales force can more effectively demonstrate the cost and safety advantages of the BioZ over traditional invasive techniques. This is accomplished, in part, by marketing to, and educating, health care professionals and third-party payers, including HMOs, as to the positive cost advantages and clinical outcome profiles of the BioZ Systems.

Subsequent to the 1997 fiscal year end, the Company hired five direct sales representatives and its four existing Territory Sales Managers have assumed their new responsibilities as direct sales representatives. The Company intends to retain a distributor channel for certain geographical areas and also implement an aggressive hiring plan for as many as 30 direct sales representatives to be placed in key metropolitan areas by the end of 1998. The success of the direct sales approach will depend, to a large degree, on the ability of the Company to identify, attract and retain qualified sales representatives with successful medical device capital equipment sales experience. In the outpatient market, the ability of the physician to obtain adequate reimbursement for the procedure will play an important role in the commercial acceptance of the BioZ Systems.

As the Company begins to expand its direct sales force in targeted metropolitan areas, it recognizes that it may not be able to maintain satisfactory relationships with its current regional specialty distributors. Under the terms of the distribution agreements, distributors have the right, under certain circumstances (including the Company placing a direct sales representative in the distributor's territory), to terminate the distribution agreement and return demonstration and stocking inventory purchased from the Company. Because the Company may be required to take back BioZ Systems and unused supplies and refund amounts paid by distributors (net of contracted depreciation and restocking charges), the Company established a $776,540 reserve for distributor returns. This reserve represents 100% of sales to domestic distributors which, as of November 30, 1997, had not been resold to end-users. Of the reserve for returns, $161,680 was applied against distributor accounts receivable as an allowance for returns with the $614,860 balance classified as a current liability. Included in inventory, is $367,367 of equipment at distributors which may be returned. Subsequent to November 30, 1997, the Company terminated five distributor agreements and agreed to take back $286,460 of equipment which had been fully reserved.

The Company had a negative gross margin in both fiscal 1997 and 1996 primarily due to expenses related to BioZ Systems built and shipped to distributors and to clinical study sites for which no revenue has been recognized. The Company's gross margins are expected to improve as the manufacturing capacity is more fully utilized and direct sales to end users garner a larger share of the overall sales mix.

Selling, general and administrative costs for the twelve month period ended November 30, 1997 were $2,832,908, up 68% from $1,690,710 in the comparable period of fiscal 1996. The Company increased its investment in sales and marketing related activities by 121% in fiscal 1997 over 1996. The majority of the increase was related to the costs associated with establishment of a network of specialty distributors, addition of regional sales managers, development of advertising and marketing materials for the BioZ Systems, and the addition in June 1997, of a Chief Operating Officer to coordinate and direct the clinical, sales and marketing teams. The Company's investment in sales activities is expected to continue to increase as it expands its direct sales force and develop selling and marketing materials customized for direct sales to both the hospital and outpatient markets.

The Company continues to invest a significant portion of its resources into research, clinical studies, further enhancements to the BioZ Systems, and new product development. As a result, research and development expenses increased by $654,351 or 96% in fiscal 1997 over fiscal 1996.

The Company recorded $179,272 in interest income on funds available for investment and $5,943 of interest expense in fiscal 1997 compared with interest income of $13,282 and interest expense of $20,796 in fiscal 1996. In the first fiscal quarter of 1997, the Company recognized a loss of $164,853 related to the disposition of certain marketable securities. These securities had been held for payment to preferred shareholders upon exercise of a right to redeem their preferred shares for common stock and a pro-rata portion of the proceeds of the marketable securities. Because the time for exercising the redemption right had expired, the Company sold the securities to provide additional cash for operating activities.

The Company incurred a net loss in 1997 of $4,278,088 or $.14 per common share versus a net loss of $2,510,667 or $.11 per share in fiscal 1996. The fiscal 1997 increase in common shares was primarily due to the net issuance of approximately 2.3 million shares in a private placement through EVEREN Securities, Inc., in February and March 1997 and the automatic conversion in August 1997 of the Company's 183,115 shares of preferred stock into common stock.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Net sales during the fiscal years ended November 30, 1996 and 1995 relate to the Company's CDM 3000 and CDM 4000 monitors and electrodes which have now been rendered obsolete by the BioZ System. Since CardioDynamics Holdings, LLC purchased control of the Company in February 1995 and new management was brought in shortly thereafter, the focus of the Company was on re-engineering the product, further development of the technology, identification of a manufacturing partner, implementation of quality and regulatory programs, establishment of a medical advisory board, commencement of clinical trials and development of a sales and marketing plan. During 1995 and 1996, the Company did not emphasize efforts to sell its earlier generation, analog-based product line. On November 26, 1996, the Company received Food and Drug Administration clearance to market the BioZ System.

The net losses recorded by the Company in fiscal 1996 and 1995 were not materially different. Included in cost of sales are inventory write-down and obsolescence charges of $146,054 and $254,699 in fiscal 1996 and 1995, respectively, related to the earlier generation equipment. Fiscal 1996 research and development expenses include approximately $354,000 of consulting fees related to the product redesign and regulatory programs instrumental in achieving FDA 510(k) clearance for the BioZ System.

LIQUIDITY AND CAPITAL RESOURCES

To fund the Company's BioZ(TM) product commercialization, ongoing research and development efforts, marketing programs, capital expenditures and working capital requirements, the Company raised gross proceeds of approximately $7.2 million in a private placement of approximately 2.5 million shares of common stock through EVEREN Securities, Inc. in February and March 1997.

Despite the Company's use of cash in operations, the overall cash and cash equivalents balance increased by $1,949,159 in fiscal 1997 and working capital increased to $2,720,160, up from $1,076,380 at November 30, 1996, due primarily to the private placement. As a result of ramping up commercial activities, accounts receivable increased by $181,006 in fiscal 1997 and $681,819 of cash was used to build inventories for distributors, clinical trials and anticipated sales to end users.

In June 1997, the Company entered into a five year lease for a 19,000 square-foot manufacturing facility which also houses the Company's research, development, marketing, sales and administrative activities. The lease commenced on September 1, 1997 with current lease payments of $16,486 per month. In fiscal 1997, the Company invested $217,700 in property and equipment, principally for computer equipment, and leasehold improvements on its' new manufacturing and office facility.

To further assure the availability of financial resources and provide the working capital required for growth, in February 1998, the Company established a secured revolving credit line with a bank. The credit line provides for borrowing of up to $2,000,000 at the bank's prime rate plus 0.25%.

In March 1998, the Company entered into an 18 month unsecured private line of credit agreement with the co-chairmen of the Company's Board of Directors. Under the terms of the agreement the Company may borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10.0%. Equity or debt financing to replace this credit agreement and to provide additional capital will be necessary in the relatively near future.

Nonetheless, without additional debt or equity financing, the ability of the Company to execute the transition to a direct sales strategy will be constrained, due to the strategy's higher cash requirements. The Company expects its operating losses to continue through at least the short term. Longer term, the Company's liquidity will depend on its ability to successfully commercialize the BioZ Systems and other diagnostic products and raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

The Company has federal operating loss carryforwards of approximately $14,500,000. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of certain occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, however, retroactive restatement is required. At this time, the Company does not believe that this statement will have a significant impact on the financial position or results of operations for the year ending November 30, 1998.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. At this time, the Company does not believe that this statement will have a significant impact on the financial statement disclosures for the year ending November 30, 1998.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk by testing its current products and designing Year 2000 capabilities into its new products, as well as upgrading its financial and operating systems to be compliant with the Year 2000. The cost of achieving Year 2000 compliance is not expected to be material to the operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

                      [KPMG PEAT MARWICK, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
CardioDynamics International Corporation:

We have audited the accompanying balance sheet of CardioDynamics International Corporation as of November 30, 1997, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation as of November 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK, LLP

San Diego, California
March 11, 1998

                          [PETERSON & CO. LETTERHEAD]



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

                                        /s/ PETERSON & CO.
                                        PETERSON & CO.

February 25, 1997
(except for Note 14, as to which the date is March 6, 1997)

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                 Balance Sheets

                           November 30, 1997 and 1996

                           ASSETS (NOTES 4 AND 5)                                       1997                 1996
                                                                                    ------------         ------------
Current assets:
   Cash and cash equivalents                                                        $  2,655,349              706,190
   Investments in marketable securities                                                     --                262,619
   Accounts receivable, less allowance for doubtful accounts and returns of
     $161,824 in 1997 and $7,461 in 1996 (notes 7 and 10)                                 51,568               24,925
   Inventory, net (notes 2, 7 and 10)                                                    906,111              293,629
   Other current assets                                                                  137,735               68,336
                                                                                    ------------         ------------

                  Total current assets                                                 3,750,763            1,355,699
                                                                                    ------------         ------------

Property and equipment, net (note 3)                                                     244,654              109,632
Deposits                                                                                  27,788                4,250
                                                                                    ------------         ------------

                  Total assets                                                      $  4,023,205            1,469,581
                                                                                    ============         ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $    295,524              125,385
   Accrued expenses                                                                       22,292               67,264
   Accrued salaries, wages and benefits                                                   83,632               28,882
   Current maturities of long-term debt (note 4)                                          11,300               12,100
   Customer deposits                                                                       2,995               23,012
   Marketable securities held for redeemed preferred shares                                 --                 22,676
   Reserve for inventory returns (note 7)                                                614,860                 --
                                                                                    ------------         ------------

                  Total current liabilities                                            1,030,603              279,319
                                                                                    ------------         ------------

Long-term debt, less current maturities (note 4)                                          26,523               37,822
                                                                                    ------------         ------------

Shareholders' equity: (notes 4, 5 and 6)
   Preferred stock, no par value; No shares authorized in 1997 and 500,000 shares authorized in 1996; no shares issued and outstanding in 1997 and
     183,115 shares issued and outstanding at November 30, 1996                             --                457,791

   Common stock, no par value; 50,000,000 shares authorized; issued and outstanding 32,085,743 shares at November 30, 1997 and
     29,581,696 shares at November 30, 1996                                           14,826,762            8,366,514
   Unrealized loss on marketable securities                                                 --                (89,270)
   Accumulated deficit                                                               (11,860,683)          (7,582,595)
                                                                                    ------------         ------------

                  Total shareholders' equity                                           2,966,079            1,152,440
                                                                                    ------------         ------------

Commitments and contingencies (notes 7, 9 and 10)

                  Total liabilities and shareholders' equity                        $  4,023,205            1,469,581
                                                                                    ============         ============


                See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Operations

                 For the years ended November 30, 1997 and 1996


                                                                                      1997                 1996
                                                                                  ------------         ------------

Net sales                                                                         $    477,588              146,655
Cost of sales                                                                          582,344              240,987
                                                                                  ------------         ------------

                  Gross margin                                                        (104,756)             (94,332)

Operating expenses:
   Research and development                                                          1,334,900              680,549
   Selling, general, and administrative expenses                                     2,832,908            1,690,710
                                                                                  ------------         ------------

                  Total operating expenses                                           4,167,808            2,371,259
                                                                                  ------------         ------------

Loss from operations                                                                (4,272,564)          (2,465,591)

Other income (expense):
   Interest, net                                                                       173,329               (7,514)
   Loss on sale of securities                                                         (164,853)                --
   Other, net                                                                          (13,200)             (36,762)
                                                                                  ------------         ------------

                                                                                        (4,724)             (44,276)
                                                                                  ------------         ------------

Loss before income taxes                                                            (4,277,288)          (2,509,867)
Income taxes                                                                              (800)                (800)
                                                                                  ------------         ------------

                  Net loss                                                        $ (4,278,088)          (2,510,667)
                                                                                  ============         ============

Net loss per common share                                                         $       (.14)                (.11)
                                                                                  ============         ============

Weighted-average number of common and common equivalent shares outstanding          31,385,507           22,926,074
                                                                                  ============         ============


                See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                       Statements of Shareholders' Equity

                 For the years ended November 30, 1997 and 1996




                                                         PREFERRED STOCK                            COMMON STOCK
                                                   -------------------------------         ------------------------------
                                                      SHARES              AMOUNT              SHARES            AMOUNT
                                                   -----------         -----------         -----------        -----------

Balance at November 30, 1995                           246,793         $   616,986          19,251,320        $ 4,919,858

Issuance of common stock                                  --                  --               236,220            625,000
Issuance of common stock - professional
   services                                               --                  --                45,000             11,250
Issuance of common stock - related parties                --                  --             9,948,000          2,487,000
Compensatory stock options granted                        --                  --                  --               50,878
Preferred shares redeemed                              (63,678)           (159,195)             63,678            136,519
Unrealized gain on marketable securities                  --                  --                  --                 --
Exercise of Class A warrants                              --                  --                   113                226
Exercise of Class B warrants                              --                  --                25,350             93,730
Exercise of Class C warrants                              --                  --                12,015             42,053
Net loss                                                  --                  --                  --                 --
                                                   -----------         -----------         -----------        -----------

Balance at November 30, 1996                           183,115             457,791          29,581,696          8,366,514

Issuance of common stock, net of issuance
    costs and rescinded stock purchases                   --                  --             2,290,882          5,946,015
Issuance of common stock - upon exercise of
   stock options                                          --                  --                30,000             37,600
Compensatory stock options granted                        --                  --                  --               18,642
Preferred shares converted                            (183,115)           (457,791)            183,115            457,791
Unrealized loss on marketable securities                  --                  --                  --                 --
Exercise of Class C warrants                              --                  --                    50                200
Net loss                                                  --                  --                  --                 --
                                                   -----------         -----------         -----------        -----------
Balance at November 30, 1997                              --           $      --            32,085,743        $14,826,762
                                                   ===========         ===========         ===========        ===========



                                                    UNREALIZED
                                                      LOSS ON
                                                    MARKETABLE         ACCUMULATED
                                                    SECURITIES           DEFICIT              TOTAL
                                                   -----------         -----------         -----------

Balance at November 30, 1995                           (92,738)         (5,071,928)            372,178

Issuance of common stock                                  --                  --               625,000
Issuance of common stock - professional
   services                                               --                  --                11,250
Issuance of common stock - related parties                --                  --             2,487,000
Compensatory stock options granted                        --                  --                50,878
Preferred shares redeemed                                 --                  --               (22,676)
Unrealized gain on marketable securities                 3,468                --                 3,468
Exercise of Class A warrants                              --                  --                   226
Exercise of Class B warrants                              --                  --                93,730
Exercise of Class C warrants                              --                  --                42,053
Net loss                                                  --            (2,510,667)         (2,510,667)
                                                   -----------         -----------         -----------

Balance at November 30, 1996                           (89,270)         (7,582,595)          1,152,440

Issuance of common stock, net of issuance
   costs and rescinded stock purchases                    --             5,946,015
Issuance of common stock - upon exercise of
   stock options                                          --                  --                37,600
Compensatory stock options granted                        --                  --                18,642
Preferred shares converted                                --                  --                  --
Unrealized loss on marketable securities                89,270                --                89,270
Exercise of Class C warrants                              --                  --                   200
Net loss                                                  --            (4,278,088)         (4,278,088)
                                                   -----------         -----------         -----------
Balance at November 30, 1997                              --           (11,860,683)          2,966,079
                                                   ===========         ===========         ===========


                See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Cash Flows

                 For the years ended November 30, 1997 and 1996


                                                                                   1997                1996
                                                                               -----------         -----------
Cash flows from operating activities:
   Net loss                                                                    $(4,278,088)         (2,510,667)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  82,678              92,029
     Loss on disposal of fixed assets                                                 --                37,348
     Loss on disposition of marketable securities                                  164,853                --
     Provision for refurbishment of demonstration inventory units                   69,337              73,766
     Provision for doubtful receivables                                            154,363               7,575
     Compensatory stock options granted                                             18,642              50,878
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (181,006)             43,361
       Inventory                                                                  (681,819)           (133,303)
       Other current assets                                                        (69,399)            (67,694)
       Deposits                                                                    (23,538)              2,365
       Accounts payable                                                            170,139             (60,642)
       Accrued expenses                                                            (44,972)            (17,268)
       Accrued salaries, wages and related benefits                                 54,750             (18,975)
       Customer deposits                                                           (20,017)             (3,063)
       Reserve for inventory returns                                               614,860                --
                                                                               -----------         -----------

                  Net cash used in operating activities                         (3,969,217)         (2,504,290)
                                                                               -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment                                            (217,700)            (43,415)
   Proceeds from sale of marketable securities                                     164,360                --
                                                                               -----------         -----------

                  Net cash used in investing activities                            (53,340)            (43,415)
                                                                               -----------         -----------

Cash flows from financing activities:
   Repayment of long-term debt                                                     (12,099)            (12,805)
   Proceeds from debt issuance to related party                                       --             1,800,000
   Issuance of common stock                                                      5,983,815           1,459,259
                                                                               -----------         -----------

                  Net cash provided by financing activities                      5,971,716           3,246,454
                                                                               -----------         -----------

Net increase in cash and cash equivalents                                        1,949,159             698,749
Cash and cash equivalents at beginning of year                                     706,190               7,441
                                                                               -----------         -----------

Cash and cash equivalents at end of year                                       $ 2,655,349             706,190
                                                                               ===========         ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                      $     5,943               9,490
   Cash paid for income taxes                                                  $       800                 800

Supplemental disclosures of noncash investing and financing activities:
   Common stock issued upon redemption of preferred stock                      $   457,791             136,519
   Decrease in unrealized loss on marketable securities                        $    89,270               3,468
   Common stock issued upon conversion of long-term debt                       $      --             1,800,000
   Marketable securities held for redeemed preferred shares                    $      --                22,676


                See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements

                           November 30, 1997 and 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      CardioDynamics International Corporation (the "Company") develops, manufactures and markets noninvasive digital heart monitoring devices which provide continuous data on a wide range of hemodynamic parameters (measurements of the heart's ability to deliver oxygen-rich blood throughout the body). The Company's primary product, the BioZ(TM) System, uses Thoracic Electrical Bioimpedance (TEB) technology to obtain data which is typically available only through a time consuming, costly, potentially dangerous invasive procedure called Pulmonary Artery Catheterization (PAC). Since TEB monitoring is noninvasive, it eliminates procedure risk and potentially decreases the length of a hospital stay, thereby reducing patient cost. The Company was incorporated as a California corporation in June 1980 as Bomed Medical Manufacturing Ltd. and changed its name to CardioDynamics International Corporation in October 1993.

      LIQUIDITY

      The Company has incurred significant operating losses and negative cash flows from operations. Continuation of the Company's operations is dependent upon the success of the Company's current and follow-on products. The market for the Company's products is in a relatively early stage of development, and there can be no assurance that the market will ultimately develop or that the Company will be successful in marketing its products.

      Until such time, if ever, the Company is able to successfully market its products and attain positive cash flow and profitability, the Company will be dependent on outside financing sources to meet its liquidity needs. There can be no assurance that such additional future funding will be available on terms attractive to the Company, or at all.

      CASH EQUIVALENTS

      Cash equivalents consist of short-term money market funds and commercial paper and are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable. At November 30, 1997, the Company has cash deposits in excess of federally insured limits totaling $275,062.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

      INVESTMENTS IN MARKETABLE SECURITIES

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has classified the Company's investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair-value, with the unrealized gains and losses, net of tax (if applicable), reported as a separate component of shareholders' equity until realized. Realized gains and losses and declines in value deemed to be other-than-temporary are charged to operations, and a new cost basis for the security is established. The cost of securities sold is based on the specific identification method. Interest on securities available-for-sale is included in other expense, net. As of November 30, 1996, the Company's investments consisted of equity securities with an amortized cost of $351,889 and estimated fair value of $262,619. During fiscal 1997, these equity securities were sold for a loss of $164,853. The Company had no investments in marketable securities as of November 30, 1997.

      INVENTORY

      Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years.

      REVENUE RECOGNITION

      Revenue is recognized when a product is shipped or a service is provided to the customer with appropriate provisions for returns and allowances. During the first three quarters of 1997, the Company recognized revenue upon shipment to distributors. As a result of the Company's decision to sell its products primarily through a direct sales force (Note 7), a 100% reserve for returns was established for sales to distributors which had not, as of November 30, 1997, been resold to end users.

      WARRANTY COST

      The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the accompanying balance sheets.

      RESEARCH AND DEVELOPMENT

      All research and development costs are expensed in the period incurred.

      ADVERTISING

      All advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $329,354 and $137,895 in 1997 and 1996, respectively.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

      PATENTS

      Costs to obtain, maintain and defend patents are expensed in the period incurred.

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      NET LOSS PER SHARE

      Net loss per common share is based on the weighted-average number of common shares outstanding during each period adjusted for the assumed conversion of dilutive stock options and warrants using the treasury stock method. In 1997 and 1996, the effects of warrants and stock options are not considered in the calculation as they are anti-dilutive.

      SIGNIFICANT CUSTOMERS

      During fiscal years 1997 and 1996, the Company's sales to customers and distributors outside of the United Stated accounted for 30% and 77% of net sales, respectively. In 1997, one distributor accounted for 29% and one end user accounted for 12% of total net sales. In 1996, the top four distributors accounted for 64% of net sales of the Company.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of cash, cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of these financial instruments. The carrying amount of long-term debt is a reasonable estimate of fair value as the loans bear interest based on market rates available for debt with similar terms.

      STOCK-OPTION PLAN

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

      USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      RECLASSIFICATIONS

      Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(2)   INVENTORY

      Inventory at November 30 consists of the following:

                                                       1997            1996
                                                     --------        --------

Electronic components and subassemblies              $490,707         134,371
Finished goods                                           --           115,905
Demonstration units                                    48,037          43,353
Distributor inventory to be returned (note 7)         367,367            --
                                                     --------        --------
                                                     $906,111         293,629
                                                     ========        ========

      The Company purchases most electronic components and subassemblies from three suppliers. The Company believes that, should these suppliers not be able to provide inventory to the Company, it would be able to obtain alternate suppliers within a reasonable amount of time to meet production demands.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

(3)   PROPERTY AND EQUIPMENT

      Property and equipment at November 30 consist of the following:

                                                         1997              1996
                                                      ---------         ---------

Furniture                                             $  82,840            40,084
Exhibit booth                                            48,013            48,013
Other equipment                                          91,924            69,222
Lab equipment                                            68,122            48,381
Manufacturing equipment and fixtures                     13,532             3,500
Sales equipment                                          55,040            48,917
Computers                                                10,814             7,664
Leasehold improvements                                  113,196              --
                                                      ---------         ---------

                                                        483,481           265,781
Less accumulated depreciation and amortization         (238,827)         (156,149)
                                                      ---------         ---------

                                                      $ 244,654           109,632
                                                      =========         =========

      Depreciation and amortization expense for property and equipment for the years ended November 30, 1997 and 1996 was $82,678 and $62,739, respectively.

(4)   LONG-TERM DEBT

      Long-term debt at November 30 consists of the following:

                                                                            1997             1996
                                                                          --------         --------
Capitalized equipment lease payable in 60 monthly installments of
   $350 including interest at 18% through
   March 31, 1997                                                         $   --                820

Prepetition and postpetition payroll taxes payable in installments
   including interest at 8% through March 1999                              12,823           24,102

Note payable to CardioDynamics Holdings, LLC, a related party, collateralized by substantially all assets of the Company, bearing interest at 7.5% per annum with interest-only payments due quarterly, maturing March 31, 2000, convertible into common stock at a rate of $.25 per share through March 30, 1998, $.30
   per share through March 30, 1999, and $.36 per share thereafter          25,000           25,000
                                                                          --------         --------

                                                                            37,823           49,922
Less current maturities of long-term debt                                  (11,300)         (12,100)
                                                                          --------         --------

                                                                          $ 26,523           37,822
                                                                          ========         ========

The aggregate maturities of long-term debt subsequent to November 30, 1997 are as follows: 1998, $11,300; 1999, $1,523; and 2000, $25,000.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

(5)   SHAREHOLDERS' EQUITY

      During February 1995, the Company entered into an agreement with a related party, CardioDynamics Holdings, LLC ("CDH"), a California limited liability company, for the purchase of approximately 37.6% of the Company's common stock. In exchange for the issuance of these shares, the Company received $225,000. Additionally, the Company issued a five-year secured promissory note (the "CDH note") in the amount of $100,000. In fiscal 1996 and 1997, the CDH note was amended to increase the loan amount, establish a per share conversion price of $0.25 per share, subject to adjustment under specified circumstances, and change the maturity date to March 31, 2000. In March 1996, CDH advanced $1,800,000 under the CDH note. This advance was converted into 7,200,000 shares of common stock of the Company in June 1996 at a rate of $0.25 per share. The CDH note is collateralized by an unsubordinated interest in substantially all of the assets of the Company. Advances under the CDH note accrue interest at 7.5% with interest-only payable quarterly through maturity at March 31, 2000. At any time after February 6, 1997, the CDH note is convertible into the shares of the Company's common stock at CDH's option at predetermined conversion prices. Additionally, CDH obtained the right to purchase, at $0.25 per share, the same number of shares of common stock as the Company may from time to time issue to others. At November 30, 1997 and 1996 $25,000 was outstanding under this note.

      At various times during fiscal 1996, a shareholder and board member purchased a total of 2,300,000 shares of common stock and another shareholder and board member purchased a total of 360,000 shares of common stock all from the Company for $0.25 cash per share.

      On March 6, 1997, the Company completed the offering of 2,527,102 shares of common stock in a $7.2 million private placement. EVEREN Securities, Inc. served as placement agent for 2,298,950 shares ($6.6 million), and another 228,152 shares ($0.6 million) were sold pursuant to a related offering. After issuance costs of approximately $550,000, the Company received net proceeds of approximately $6,650,000. Under the terms of the Private Placement Memorandum (the "Memorandum"), the Company registered such common stock for public resale.

      In accordance with the terms of their stock purchase agreements, several private investors rescinded their purchases of a total of 236,220 shares of common stock (purchased in fiscal 1996 for $0.6 million cash) and reinvested the $0.6 million in 228,152 shares of common stock, issued under and subject to the terms of the Memorandum, at a price of $2.85 per share.

      The Company converted all outstanding preferred stock to common stock during 1997.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

      At November 30, 1997, the Company has outstanding warrants to purchase shares of common stock as follows:

                                         COMMON           EXERCISE          EXERCISABLE
                                      STOCK SHARES          PRICE           ON OR BEFORE
                                      ------------      ------------     -----------------
EVEREN Securities, Inc.                  276,514        $       3.56     March 6, 2002
Series C warrants                        231,747                6.00     December 31, 1997
                                      -----------

Total warrants exercisable for
   common stock                          508,261
                                      ===========

      On May 30, 1996, the Company reduced the exercise price of Series B and Series C warrants to $3.50 per share through July 8, 1996. During fiscal 1996, 15,341 and 12,015 shares of Series B and Series C warrants were exercised, netting proceeds of $53,694 and $42,053, respectively. Additionally, during the 1996 fiscal year, 10,009 shares of Series B warrants were exercised at an exercise price of $4.00 per share. All Series C warrants outstanding as of November 30, 1997 expired unexercised on December 31, 1997.

(6)   STOCK OPTIONS

      In 1995, the shareholders approved a Stock Option/Stock Issuance Plan (the "Option Plan") that provides for the granting of options to officers, directors and key employees to purchase the Company's common stock. Under the Option Plan, as amended in 1997, 2,529,000 shares of common stock have been reserved for granting of options at 100% of the fair market value of the Company's common stock on the date of grant.

      The Option Plan also provides for monthly grants, at fair market value to each director of the Company, of options to purchase 1,000 shares of Company common stock as payment for directors fees for each full month of service. The options are exercisable immediately upon grant and expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board. During 1997 and 1996, 156,000 and 103,000 options were granted to the Board of Directors.

      The Option Plan also provides for grants of options and issuances of stock in exchange for professional services. During 1997, the Company granted a total of 35,000 non-qualified stock options to four individuals in exchange for professional services. The options were granted at an exercise price equal to the fair market price on the grant date, vest over two years and expire ten years from the date of grant. Consultation fees of $18,642 were recognized in the accompanying statement of operations for the year ended November 30, 1997 as a result of these grants.

      At November 30, 1997, there were 1,055,000 shares available for grant under the Option Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $1.81 and $0.97 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0%, risk-free interest rate of 6.21%, expected volatility of 67% and an expected life of 4 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.26%, expected volatility of 67% and an expected life of 4 years.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

      The Company applies APB Opinion No. 25 in accounting for its Option Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options issued to officers, directors, and employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            1997                 1996
                                       -------------         ------------

Net loss, as reported                  $  (4,278,088)          (2,510,667)
Pro forma net loss                     $  (4,627,069)          (2,662,271)
Net loss per share, as reported        $        (.14)                (.11)
Pro forma net loss per share           $        (.15)                (.12)

      Pro forma net loss reflects only options granted since November 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of up to 10 years, and compensation cost for options granted prior to December 1, 1995 is not considered.

      Stock option activity during the periods indicated is as follows:


                                                       WEIGHTED-
                                                        AVERAGE
                                     NUMBER OF         EXERCISE
                                      SHARES             PRICE
                                    ----------         --------

Balance at November 30, 1995           186,000         $   1.26
Granted                                495,000             1.73
                                    ----------         --------

Balance at November 30, 1996           681,000             1.60
Granted                                829,000             3.23
Exercised                              (30,000)            1.25
Forfeited                              (28,000)            3.12
Expired                                 (8,000)            3.44
                                    ----------         --------

Balance at November 30, 1997         1,444,000         $   2.50
                                    ==========         ========

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

      At November 30, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.95 - $4.56 and 7.7 years. At November 30, 1997 and 1996, the number of options exercisable was 534,500 and 291,170, respectively, and the weighted-average exercise price of those options was $2.25 and $1.53, respectively. The following table sets forth information regarding options outstanding at November 30, 1997:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   -----------------------------------------------      --------------------
                                     WEIGHTED-          WEIGHTED-
                                      AVERAGE            AVERAGE                   WEIGHTED-
                                     REMAINING           EXERCISE                   AVERAGE
   RANGE OF           NUMBER        CONTRACTUAL           PRICE                    EXERCISE
EXERCISE PRICES    OUTSTANDING         LIFE            EXERCISABLE        NUMBER     PRICE
----------------   -----------      -----------        -----------      -------    ---------

$ 0.95 - 1.31          485,000          5.9       $     1.08            265,000     $  1.16
  2.16 - 3.19          608,000          8.9             3.03            124,000        2.89
  3.25 - 4.56          351,000          8.1             3.55            145,500        3.69
                   -----------                                          -------

                     1,444,000          7.7             2.50            534,500        2.25
                   ===========                                          =======


      During June 1995, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"). Under the terms of the agreement, the CEO was granted 500,000 non-transferable stock options (not under the Option Plan) at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company's stock attains specified levels. Upon the attainment of the specified levels, the Company will record compensation cost. During 1997, the CEO voluntarily agreed to reduce the number of options to 250,000. At November 30, 1997, none of the options are vested. The options expire June 15, 2005.

(7)   REVENUE RECOGNITION AND DISTRIBUTOR AGREEMENTS

      During fiscal 1997, the Company established exclusive distribution agreements with seventeen regional specialty distributors to represent the Company in the U.S. hospital market. Together these distributors covered 44 states and employed over 100 sales representatives. During the third quarter of fiscal 1997, the Company terminated three of these distributor agreements and established a reserve for returns of $168,920 for anticipated returns of demonstration and stocking units from these underperforming distributors. By the end of fiscal 1997, it was apparent that there was a need to broaden the sales channel. The Company opted to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the U.S. The Company believes that in many situations, a direct sales force can more effectively leverage the cost and safety advantages of the BioZ over traditional invasive techniques by marketing to and educating health care professionals and third-party payers, including HMOs, as to the positive cost advantages and positive clinical outcome profiles of the BioZ.

      Despite the significant benefits of the BioZ Systems and their numerous applications, it is a "concept sale" that requires physicians to change old habits (some of which are reimbursed at a higher rate than the BioZ System). In addition, the hospital buying cycle can be long and difficult, particularly for a product that is unbudgeted. Consequently, the amount of time and effort required to penetrate these markets is often greater than the time and effort many of the distributor sales representatives were and are willing to invest.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

      Subsequent to the fiscal year-end, the Company has hired five direct sales representatives, and its four existing Territory Sales Managers have assumed their new responsibilities as direct sales representatives. Key major metropolitan areas have been targeted for placing additional direct sales representatives. The Company has developed an aggressive hiring plan that calls for as many as 30 direct sales representatives to be in place by September 1998. The remaining distributors will be supported in the field by CDIc's Clinical Application Specialists, and by the direct sales representatives.

      As the Company begins to expand its direct sales force in targeted metropolitan areas, it recognizes that it may not be able to maintain satisfactory relationships with its current regional specialty distributors. Under the terms of the distribution agreements, distributors have the right, under certain circumstances (including the Company placing a direct sales representative in the distributor's territory), to terminate the distribution agreement and return demonstration and stocking inventory purchased from the Company. Because the Company may be required to take back BioZ Systems and unused supplies, and refund amounts paid by distributors (net of contracted depreciation and restocking charges), the Company established a $776,540 reserve for distributor returns which represents 100% of sales to domestic distributors which had not, as of November 30, 1997 been resold to end users. During 1997, a $161,680 reserve for returns was applied against distributor accounts receivable as an allowance for returns with the $614,860 balance classified as a current reserve for inventory returns on the accompanying balance sheet. Included in inventory is $367,367 of equipment at distributors, which may be returned. Subsequent to November 30, 1997, the Company terminated five distributor agreements and agreed to take back $286,460 of equipment, which had been fully reserved.

(8)   INCOME TAXES

      Income taxes in the accompanying statements of operations are comprised of the following:

                  1997        1996
               ----------  ----------

Federal        $     --          --
State                 800         800
               ----------  ----------

               $      800         800
               ==========  ==========

      At November 30, 1997, the Company had federal net operating loss carryforwards of approximately $14,500,000. This amount may be subject to significant limitations under IRC Section 382.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30, 1997 are as follows:

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Deferred tax assets:
   Net operating loss carryforwards                      $ 5,208,800
   Inventory principally due to the reserve                  346,207
   Other                                                     164,193
                                                         -----------

                  Total gross deferred tax assets          5,719,200

Valuation allowance                                       (5,719,200)
                                                         -----------

                  Net deferred tax assets                $      --
                                                         ===========


      A 100% valuation allowance has been applied to these net deferred tax assets. Accordingly, no tax benefit has been recorded for the years ended November 30, 1997 and 1996.

(9)   LEASES

      In June 1997, the Company entered into a five-year operating lease for a 19,000 square-foot manufacturing facility which also houses the Company's research, development, marketing, sales and administrative activities. The Company also has several noncancelable operating leases, primarily for computer equipment, that expire over the next three to five years. Rental expense for operating leases was $114,102 and $53,620 during 1997 and 1996, respectively.


      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of November 30, 1997 are:

         YEAR ENDING NOVEMBER 30,
         ------------------------
                        1998                 $  261,970
                        1999                    256,932
                        2000                    245,069
                        2001                    212,772
                        2002                    165,293
                                             ----------

         Total minimum lease payments        $1,142,036
                                             ==========

(10)  SUBSEQUENT EVENTS

      In February 1998, the Company obtained a secured revolving credit line with a bank. The credit line provides for borrowing of up to $2,000,000 at the bank's prime rate plus 0.25%. Under the terms of the agreement, the Company is required to meet certain loan covenants, including maintenance of minimum; debt to net worth ratio, tangible net worth, liquidity ratio, quick ratio and maximum quarterly losses. The credit line is collateralized by the accounts receivable and inventory of the Company.

      On March 11, 1998, the Board of Directors approved a line of credit from two of the Company's shareholders under which the shareholders will provide for maximum borrowings to the Company of $3 million. Interest on outstanding amounts accrue at an annual rate of 10% and interest-only payments are due in monthly installments. The maturity date of the line of credit is September 30, 1999, upon which outstanding principal amounts, including accrued interest, are due. The Company shall repay this line of credit from the net proceeds of any future-arranged debt or equity financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 1997, the Audit Committee of the Board of Directors recommended, and the Board of Directors approved, the engagement of the independent certified public accounting firm of KPMG Peat Marwick LLP to audit the financial statements of the Company for the fiscal year ended November 30, 1997. Accordingly, that firm was so engaged on June 26, 1997 and the engagement of Peterson & Co. as the Company's independent auditors was discontinued on June 26, 1997.

The report of Peterson & Co. on the Company's financial statements for the fiscal year ended November 30, 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The report did contain, however, an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company's financial statements for the fiscal year ended November 30, 1996 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Peterson & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Peterson & Co., would have caused Peterson & Co. to make reference to the matter in their reports, and Peterson & Co. never advised the Company of any event of the kind mentioned in Item 304(d)(1)(iv)(B) of Regulation S-B.

The Company had not consulted with KPMG Peat Marwick LLP during the prior two years or subsequent interim period prior to June 26, 1997 on either the application of accounting principles to a specific completed or contemplated transaction, or the type of opinion KPMG Peat Marwick LLP might issue on the Company's financial statements. No written or oral advice was provided to the Company by KPMG Peat Marwick LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues.

The Company requested Peterson & Co. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Peterson & Co. agrees with the above statements. The furnished letter states that Peterson & Co. agrees with the above statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The names of the Company's directors and executive officers, together with certain information regarding them, as of February 20, 1998 are as follows:

     NAME                                       AGE          POSITION
     ----                                       ---          --------
     Allen E. Paulson                            75          Co-Chairman of the Board of Directors
     James C. Gilstrap                           61          Co-Chairman of the Board of Directors
     Richard E. Otto                             48          Chief Executive Officer and Director
     Rhonda F. Pederson                          37          President
     Stephen P. Loomis                           37          Vice President, Chief Financial Officer
     Richard E. Trayler                          47          Chief Operating Officer
     Dennis G. Hepp                              49          Chief Technology Officer
     Markus J. Osypka, Ph.D.                     34          Vice President, Research
     Stephenson M. Dechant                       42          Director
     Nicholas V. Diaco, M.D. (1)                 58          Director
     Louis P. Ferrero                            55          Director
     Cam L. Garner                               49          Director
     Richard O. Martin, Ph.D.                    58          Director
     Michael D. Padilla                          49          Director
     Ronald R. Taylor                            50          Director

----------
(1)   Chairman of the Medical Advisory Board

During the past five years, the business experience, principal occupations and employment of the directors and executive officers of the Company have been as follows:

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

James C. Gilstrap. Mr. Gilstrap served as Chairman of the Board of the Company from February 1995 to June 1996, and has been Co-Chairman of the Board since June 1996. Mr. Gilstrap is retired from Jefferies & Company, where he served as Senior Executive Vice President, Partner, and Member of the Executive Committee. Mr. Gilstrap is past President of the Dallas Securities Dealers as well as a past member of the Board of Governors of the National Association of Securities Dealers, Inc.

Richard E. Otto. Mr. Otto has been the Chief Executive Officer of the Company since June 1995 and a Director since September 1996. He also served as President from June 1995 to June 1997. Mr. Otto has more than 27 years of healthcare experience including as an entrepreneurial executive in the identification, development and distribution of high technology devices for the cardiology and cardiovascular markets. From September 1987 to May 1994, Mr. Otto was with Sensor Technology, Inc., a privately held medical distribution company, of which he was a founder. In 1994, the company was sold to a division of Eli Lilly and Company. Prior to that time, Mr. Otto held positions with Medtronic, Inc., Cardiac Pacemakers, Inc., Intermedics, Inc. and Eli Lilly & Company. Mr. Otto holds a Bachelor of Science degree from the University of Georgia and serves on the Boards of Directors of the Georgia Chapter of the Leukemia Society, the College Football Hall of Fame Foundation, and the University of Georgia Student Educational Fund.

Rhonda F. Pederson. Ms. Pederson has been the President of the Company since June 1997. She served as Vice President of Operations from June 1995 to January 1996 and as Chief Operating Officer from February 1996 to May 1997. Ms. Pederson has over 14 years of healthcare experience, including medical product development, rapid growth transitions, sales and marketing, and executive management. From July 1992 until May 1995, Ms. Pederson held the positions of President/Chief Executive Officer, Vice President of Sales and Marketing, and Board member at Culture Technology, Inc., a privately held biotechnology company specializing in culturing autologous skin for burn patients. Ms. Pederson has also held positions at General Electric Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Pederson holds a Bachelor of Pharmacy from Washington State University and is completing a Masters in Business Administration, Executive Program, from UCLA Anderson School of Business in Los Angeles.

Stephen P. Loomis. Mr. Loomis joined the Company in September 1996 as Vice President of Finance and has held the positions of Vice President of Finance, Chief Financial Officer and Corporate Secretary since April 1997. Mr. Loomis is a Certified Public Accountant with more than 12 years experience in finance and business development with both publicly traded and privately held companies. From 1993 until joining the Company, he served as Director of Financial Reporting at the Kinko's Inc. group of companies. From 1988 to 1993, Mr. Loomis was the Chief Financial Officer for Terminal Data Corporation, a publicly traded high speed document imaging company. Prior to that, Mr. Loomis was with Peat Marwick Main & Co. He earned his Bachelor of Science Degree in Business Administration from California State University at Northridge.

Richard E. Trayler. Mr. Trayler joined the Company in June 1997 as Chief Operating Officer. From 1985 to 1997, Mr. Trayler held positions of Regional and Divisional Sales Manager at Quinton Instrument Company, a medical device subsidiary of American Home Products Corporation. He has also held positions at the Heart Institute for CARE, the University of Washington, and the Boeing Company where he assisted cardiologists in the clinical assessment of cardiac patients. Mr. Trayler was also the founder of the Health Enrichment Institute and the Amarillo Cardiopulmonary Rehabilitation Program, specializing in cardiology/health hazard appraisals and the development of cardiopulmonary exercise programs. Mr. Trayler earned a Bachelor of Science Degree from Texas A&M University, a Master of Science Degree from the University of Washington, and a Master of Christian Leadership Degree from Western Conservative Baptist Seminary (Phoenix Seminary).

Dennis G. Hepp. Mr. Hepp became Chief Technology Officer of the Company in June 1997. Mr. Hepp has served as a consultant to the Company since July 1995. He has over 28 years experience in cardiovascular clinical medicine and the medical device industry. From 1974 to 1986, Mr. Hepp held various engineering and management positions at Medtronic, Inc. In 1989, Mr. Hepp founded Rivertek Medical Systems, Inc., Minneapolis, Minnesota, which serves as an engineering consulting firm to medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies such as CDIc. Mr. Hepp holds a Bachelor of Electrical Engineering from the University of Detroit.

Markus J. Osypka, Ph.D. Dr. Osypka joined the Company's Engineering Department in January 1996, was promoted to Vice President of Engineering in March 1996 and has been Vice President of Research since June 1997. Dr. Osypka has more than nine years experience in the medical device industry in the U.S. and Germany. From 1993 to 1995, he held the positions of Director of Product Management and Director of International Sales at Dr. Ing P. Osypka GmbH, a privately held medical device manufacturer in Germany. Prior to that, he earned a Ph.D. in Electrical Engineering at the University of Karlsruhe in Germany, where he did extensive research in Electrical Impedance Tomography.

Stephenson M. Dechant. Mr. Dechant has been a Director of the Company since February 1995 and served as Chief Financial Officer of the Company from February 1995 to March 1997 and Corporate Secretary from February 1995 to July 1997. Mr. Dechant has been Chief Financial Officer for many of Mr. Paulson's companies since 1992. His previous experience involves over 16 years in financial management and reporting for high net worth individuals and companies primarily involved in the food industry, including Dole Fresh Fruit and Chart House Enterprises. Mr. Dechant graduated from the University of Southern California with a Bachelor of Science in Business Administration and from the University of San Diego with a Masters in Business Administration.

Nicholas V. Diaco, M.D. Dr. Diaco has served as a Director of the Company and Chairman of the Company's Medical Advisory Board since February 1995. Currently, he is the Director of the Coronary Care Unit and the Heart Catheterization Laboratory at St. John's Hospital and Health Center in Santa Monica, California. Dr. Diaco has practiced cardiology for over 26 years. He is a Fellow of the American College of Cardiology and is board certified in Cardiovascular Disease. He serves as a Clinical Assistant Professor of Medicine at the University of California, Los Angeles. Dr. Diaco was a Chief of Internal Medicine in the U.S. Air Force and has published numerous articles on the effects of exercise on the heart. He received his M.D. with honors from Hahnemann Medical College and Hospital in Pennsylvania.

Louis P. Ferrero. Mr. Ferrero has served as a Director of the Company since July 1997. Mr. Ferrero is currently Chairman and Chief Executive Officer of Conseco Global Investments, an investment company, which identifies emerging investment opportunities for Conseco, Inc., a major insurance holding company. Before joining Conseco Global Investments, Mr. Ferrero was Chairman and Chief Executive Officer of Anacomp, Inc., a full-service provider of computer and micrographics equipment, service and supplies. Mr. Ferrero holds a Bachelor of Economics and Marketing degree from the University of Florida.

Cam L. Garner. Mr. Garner has served as a Director of the Company since July 1997. Mr. Garner has been Chairman, President and Chief Executive Officer of Dura Pharmaceuticals, Inc., a respiratory products company, since 1990. Prior to joining Dura Pharmaceuticals, Inc., Mr. Garner was Senior Vice President of Sales and Marketing with Hybritech, Inc., a division of Eli Lilly & Co. Mr. Garner serves as Director for Trega Biosciences, Inc., Safeskin Corporation and Spiros Development Corporation. Mr. Garner earned a Masters Degree in Business Administration from Baldwin-Wallace College and a Bachelor of Arts degree in Biology from Virginia Wesleyan.

Richard O. Martin, Ph.D. Dr. Martin has served as a Director of the Company since July 1997. Dr. Martin is currently Chairman and Chief Executive Officer of Physio-Control Corporation, a medical device company which designs, manufactures and sells external defibrillators and heart monitors. Prior to joining Physio-Control Corporation, Dr. Martin was Vice President of Cardiovascular Business Development with Sulzer Medica and has held several management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the Boards of Maxxim Medical, Inc., SeaMED Corporation, Encore Medical and is Chairman of the Board of the Medical Device Manufacturers Association and the American Heart Association, Washington affiliate. Dr. Martin earned a Doctorate in Electrical/ Biomedical Engineering at Duke University.

Michael D. Padilla. Mr. Padilla has served as a Director of the Company since 1995. Mr. Padilla is a partner with the law firm Thorsnes, Bartolotta, McGuire & Padilla. He has practiced law in San Diego since 1972, specializing in personal injury, product liability and medical malpractice litigation. He is a member of the Consumer Attorney Associations in both California and the local branch in San Diego. Mr. Padilla received his J.D. from the University of San Diego School of Law.

Ronald R. Taylor. Mr. Taylor has served as a Director of the Company since November 1997. Mr. Taylor founded Pyxis Corporation and, from 1987 to 1996, served as its Chairman, President, and Chief Executive Officer. Pyxis Corporation was a pioneer of healthcare automation and information management services as well as pharmacy management services to hospitals and outpatient facilities. Prior to founding Pyxis, Mr. Taylor held management positions at Hybritech, Inc. and Allergan Pharmaceuticals. Mr. Taylor currently serves as a Director on the Boards of Watson Pharmaceuticals, Inc., Allelix Biopharmaceuticals, VIA Medical Corp., SCS Corporation, FluidSense Corporation, Woodside Biomedical and MedicaLogic, Inc. Mr. Taylor received a Bachelor of Arts degree from the University of Saskatchewan, and a Masters degree from the University of California at Irvine.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Except as set forth below, the Company believes that each person who, at any time during the fiscal year ended November 30, 1997, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of the Company filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to the Company for the fiscal years ended November 30, 1995, 1996 and 1997 of those persons who were, at November 30, 1997 (i) the Chief Executive Officer and (ii) the other executive officers of the Company, whose aggregate direct remuneration from the Company during the fiscal year ended November 30, 1997 exceeded $100,000 ("Named Officers"). None of the Company's other executive officers had, in fiscal 1997, total annual salary and bonus exceeding $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                                                        -----------------------
                                                                          AWARDS       PAYOUTS
                                                                        ----------   ----------
                                                                        SECURITIES
                                            ANNUAL COMPENSATION(1)       UNDERLYING
NAME AND                                   -----------------------       OPTIONS/       LTIP          ALL OTHER
PRINCIPAL POSITION            YEAR         SALARY ($)    BONUS ($)        SARS (#)    PAYOUTS($)    COMPENSATION($)
------------------            ----         ----------    ---------      ----------   ----------    ---------------
Richard E. Otto               1997          101,271          -0-            50,000        -0-           4,000(2)
   Chief Executive            1996          122,870          -0-              -0-         -0-             -0-
   Officer                    1995           87,500(3)       -0-           500,000        -0-             -0-

Rhonda F. Pederson            1997          111,308        17,228           75,000        -0-          14,000(4)
   President                  1996           95,000          -0-           150,000        -0-             -0-
                              1995           38,750(5)       -0-              -0-         -0-             -0-

Stephen P. Loomis             1997          103,416        22,849           70,000        -0-           3,000(2)
   Vice President             1996           18,025(6)       -0-            80,000        -0-             -0-
   Finance, Chief             1995              n/a          n/a               n/a        n/a             n/a
   Financial Officer

----------

(1) Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included.

(2)   Amount represents Company paid allowance for automobile expenses.

(3) Represents compensation earned by Mr. Otto from his employment with the Company commencing in June 1995.

(4) Amount represents Company paid allowance for automobile expenses and lodging.

(5) Represents compensation earned by Ms. Pederson from her employment with the Company commencing in June 1995.

(6) Represents compensation earned by Mr. Loomis from his employment with the Company commencing in September 1996.

The following table provides information regarding option exercises during the fiscal year ended November 30, 1997, as well as information with respect to unexercised options to purchase the Company's common stock granted to the Named Officers in fiscal 1997 and prior years under the 1995 Employee Stock Option/Stock Issuance Plan ("1995 Plan") and held by them at November 30, 1997. None of the Named Officers exercised any stock options during fiscal 1997.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                            -------------------------------------------------------
                                          % OF TOTAL
                                        OPTIONS GRANTED
                            OPTIONS      TO EMPLOYEES      EXERCISE      EXPIRATION
NAME                        GRANTED     IN FISCAL 1997     PRICE(1)         DATE
----------------------      -------     ---------------    --------      ----------

Richard E. Otto             10,000          1.2 %          $   3.25       4/2/2007
                            40,000          4.8 %          $   3.09       6/9/2007

Rhonda F. Pederson          75,000          9.0 %          $   3.09       6/9/2007

Stephen P. Loomis           70,000          8.4 %          $   3.09       6/9/2007

----------
(1) All options were granted at fair market value (closing price for the Company's common stock as reflected on The NASDAQ Stock Market on the date of grant).


The following table provides further information regarding the grants of stock options under the 1995 Plan during the fiscal year ended November 30, 1997 to the Named Officers. No stock appreciation rights were granted during fiscal 1997.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                                                            NUMBER OF
                                                                           SECURITIES
                                                                            UNDERLYING                VALUE(1) OF
                                                                           UNEXERCISED                UNEXERCISED
                                                                           OPTIONS/SARS               IN-THE-MONEY
                                                                          AT FY-END (#)           OPTIONS/SARS AT FY-
                            SHARES ACQUIRED            VALUE               EXERCISABLE/           END ($) EXERCISABLE/
NAME                        ON EXERCISE (#)         REALIZED ($)          UNEXERCISABLE             UNEXERCISABLE(2)
----                        ---------------         ------------          -------------           --------------------

Richard E. Otto                  - 0 -                 - 0 -             - 0 - / 300,000            - 0 - / 531,250

Rhonda F. Pederson               - 0 -                 - 0 -             - 0 - / 225,000            - 0 - / 243,750

Stephen P. Loomis                - 0 -                 - 0 -             50,000 / 100,000            - 0 - / - 0 -

----------

(1) Represents the difference between the closing price of the Company's common stock as reported on NASDAQ on November 30, 1997 and the exercise price of the options.

(2) These options could not be exercised by the respective Named Officers as of November 30, 1997 and future exercisability is subject to certain vesting provisions including specific stock price thresholds and remaining in the employ of the Company for up to three additional years.

EMPLOYMENT AGREEMENT

The Company entered into a Compensation and Employment Agreement, dated June 16, 1995, with its Chief Executive Officer, Richard E. Otto. Under the terms of the agreement Mr. Otto was granted 500,000 non-transferable stock options (not under the 1995 Plan) at an exercise price of $0.50 per share. The options vest as the quoted market price of the Company's common stock attains and holds specific levels. At November 30, 1997, none of the options were vested. The options expire June 15, 2005. The Agreement provided for a salary of $150,000 per year and standard fringe benefits. In January 1996, Mr. Otto voluntarily reduced his annual salary to $120,000 per year and then again in June 1997, he further reduced it to $72,000 per year and reduced the number of stock options to 250,000. Although the Agreement may be modified or terminated by either party at will, the stock options will survive termination of the Agreement unless Mr. Otto's employment terminates due to cause (as defined in the Agreement), voluntary resignation, death or permanent disability.

LONG TERM INCENTIVE PLANS

The Company does not have any long-term incentive plans (as defined in the Securities and Exchange Commission regulations).

DIRECTORS' FEES

Each non-employee director receives 1,000 automatic monthly stock options granted at fair market value (or, in the case of 10% shareholders Mr. Paulson and Mr. Gilstrap, at 110% of fair market value) on the last day of the month for each full month of service as a director of the Company. On August 1, 1997, Cam
L. Garner, a Director of the Company, entered into a consulting agreement with the Company whereby Mr. Garner is paid a monthly fee of $2,083.33 and received a one-time grant of 5,000 stock options to purchase the Company's common stock in exchange for consulting services to the Company. Total fees paid to Mr. Garner in fiscal 1997 were $8,333.32.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following are the only persons known by the Company to own beneficially, as of February 20, 1998, five percent (5%) or more of the outstanding shares of its common stock.

                                                SHARES BENEFICIALLY OWNED
NAME AND ADDRESS OF                        ----------------------------------
BENEFICIAL OWNER                           NUMBER (1)          PERCENTAGE (2)
-------------------                        ----------          --------------

Allen E. Paulson (3)                       18,009,983               54.9%
P.O. Box 9660
Rancho Santa Fe, CA 92067

James C. Gilstrap (4)                       8,116,894               24.7%
5067 Shore Drive
Carlsbad, CA 92008

Nicholas V. Diaco, M.D. (5)                 4,971,546               15.1%
1302 - 20th Street, Suite 400
Santa Monica, CA 90404

Joseph F. Diaco, M.D. (6)                   4,685,546               14.3%
4700 North Habana Ave., Suite 403
Tampa, FL 33614

CardioDynamics Holdings, LLC (7)            4,180,240               12.8%
P.O. Box 9660
Rancho Santa Fe, CA 92067

Edge Financial Group, Inc. (8)              2,471,068                7.6%
16225 Park Ten Place, Suite 380
Houston, TX 77084

Joe C. Richardson, Jr. (9)                  2,206,929                6.8%
P.O. Box 8246
Amarillo, TX 79114

----------

(1) Except as indicated the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)   Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

(3) Includes 4,180,240 shares of common stock beneficially owned by CDH, of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Also includes 30,000 shares of common stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days. Excludes 3,000,000 shares of common stock owned by Mr. Paulson's sons; Mr. Paulson disclaims beneficial ownership of such shares.

(4) Includes 4,180,240 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Includes 1,015,000 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 30,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days. Excludes 65,000 shares of common stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

(5) Includes 4,180,240 shares of common stock beneficially owned by CDH, of which Dr. Nicholas Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Also includes 30,000 shares of common stock Dr. Diaco beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

(6) Includes 4,180,240 shares of common stock beneficially owned by CDH, of which Dr. Joseph Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7).

(7) Includes 2,243 shares of common stock over which CDH exercises sole voting and investment power, and 4,177,997 shares of common stock over which CDH exercises sole voting power, but no investment power. Also includes 100,000 shares of common stock issuable upon conversion of a Note issued by the Company.

(8) Includes 1,446,549 shares of common stock beneficially owned by Medical Assets, LLC, of which Edge Financial Group, Inc. is a member. Edge Financial Group, Inc. disclaims beneficial ownership of these shares except to the extent of its ownership interest in Medical Assets, LLC. Medical Assets, LLC exercises sole investment power, but no voting power, over all its shares of common stock. See footnote (9). Edge Financial Group, Inc. has investment power, but not voting power, with respect to all it's shares.

(9) Includes 1,446,549 shares of common stock beneficially owned by Medical Assets, LLC, of which Mr. Richardson is a member. Mr. Richardson disclaims beneficial ownership of these shares except to the extent of his ownership interest in Medical Assets, LLC. See footnote (8). Mr. Richardson. has investment power, but not voting power, with respect to all his shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

COMMON STOCK

The following table sets forth the beneficial ownership of common stock of the Company as of February 20, 1998 by each director and by all directors and executive officers of the Company as a group. Each such person has a business address, care of the Company

                                                 SHARES  BENEFICIALLY  OWNED
                                                 ----------------------------
NAME                                             NUMBER (1)       PERCENT (2)
----------------------------------------         ----------      ------------

Stephenson M. Dechant (3)                            41,000          *

Nicholas V. Diaco, M.D. (4)                       4,971,546         15.1%

Louis P. Ferrero (5)                                  6,000          *

Cam L. Garner (6)                                    14,000          *

James C. Gilstrap (7)                             8,116,894         24.7%

Dennis G. Hepp (8)                                   98,500          *

Stephen P. Loomis (9)                                50,000          *

Richard O. Martin, Ph.D. (10)                         6,000          *

Markus J. Osypka, Ph.D. (11)                         40,000          *

Richard E. Otto (12)                                 50,000          *

Michael D. Padilla (13)                              36,000          *

Allen E. Paulson (14)                            18,009,983         54.9%

Rhonda F. Pederson                                    - 0 -          *

Ronald R. Taylor (15)                                 2,000          *

Richard E. Trayler                                    - 0 -          *

All Directors and executive
officers as a group - (15 persons) (16)          22,881,443         70.0%


----------
*Less than 1%

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

      (3) Includes 40,000 shares of common stock Mr. Dechant beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (4) Includes 4,180,240 shares of common stock beneficially owned by CDH, of which Dr. Nicholas Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote
            (16). Also includes 130,000 shares of common stock Dr. Diaco beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days.

      (5) Includes 6,000 shares of common stock Mr. Ferrero beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (6) Includes 6,000 shares of common stock Mr. Garner beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (7) Includes 4,180,240 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote
            (16). Includes 1,015,000 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 30,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days. Excludes 65,000 shares of common stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

      (8) Includes 98,500 shares of common stock Mr. Hepp beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (9) Includes 50,000 shares of common stock Mr. Loomis beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (10) Includes 6,000 shares of common stock Mr. Martin beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (11) Includes 40,000 shares of common stock Mr. Osypka beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (12) Includes 10,000 shares of common stock Mr. Otto beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (13) Includes 30,000 shares of common stock Mr. Padilla beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (14) Includes 4,180,240 shares of common stock beneficially owned by CDH, of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote
            (16). Also includes 30,000 shares of common stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from the Company under stock options now exercisable or exercisable within 60 days. Excludes 3,000,000 shares of common stock owned by Mr. Paulson's sons; Mr. Paulson disclaims beneficial ownership of such shares.

      (15) Includes 2,000 shares of common stock Mr. Taylor beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

      (16) Shares beneficially owned include shares held by entities affiliated with certain directors as described above in the footnotes (but do not include any shares more than once).

PREFERRED STOCK

The Company converted all preferred stock to common stock during fiscal 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, CardioDynamics Holdings, LLC and its members engaged in several significant transactions with the Company, substantially all resulting in the issuance of unregistered common stock or convertible note amounts convertible (and later converted) into common stock at $0.25 per share. Of the Company's outstanding shares of common stock, currently CDH owns 2,243 shares and has the right under a Note to obtain an additional 100,000 shares upon conversion. members of CDH individually own 18,473,009 shares of common stock of the Company (aside from CDH's own holdings); of the members' shares, Allen E. Paulson owns 13,699,743, James C. Gilstrap owns 3,806,654 and Nicholas
V. Diaco, M.D. owns 561,306. At February 20, 1998, CDH and its members together are the beneficial owners of 70% of the common stock of the Company.

In March 1998, the Company entered into an 18 month unsecured private line of credit agreement with Allen E. Paulson and James C. Gilstrap. Under the terms of the agreement the Company may borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10.0%. The Company will repay this line of credit from the net proceeds of any future-arranged debt or equity financing.

Prior to becoming an executive officer of the Company in June 1997, Dennis G. Hepp served as a consultant and vendor to the Company since July 1995 through the company he founded in 1989, Rivertek Medical Systems, Inc., located in Minneapolis, Minnesota. Rivertek, which is 100% owned by Mr. Hepp and his wife, provides engineering consulting to medical device manufacturers, and continues to be one of the Company's largest vendors. In fiscal 1996 and fiscal 1997, the Company paid $219,232 and $238,278, respectively, to Rivertek.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBIT INDEX

        The following exhibits are attached to this Report and are incorporated herein by reference:

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

3.2     Restated Articles of Incorporation as filed October 9, 1997.

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

4.8 Fifth Amended and Restated Secured Convertible Promissory Note, dated February 1, 1997 between CardioDynamics Holdings, LLC and the Company. (Incorporated by reference from February 28, 1997 Form 10-QSB.)

EXHIBIT TITLE
------- -----

10.1 Amendment to Purchase Agreement, dated March 31, 1996, between the Company and CardioDynamics Holdings, LLC, (Incorporated by reference from May 31, 1996 Form 10-QSB.)

10.2 Purchase Agreement. (Incorporated by reference from November 30, 1996 Form 10- KSB.)

10.3 Secured Convertible Promissory Note. (Incorporated by reference from November 30, 1996 Form 10-KSB.)

10.4 Promissory Note. (Incorporated by reference from November 30, 1996 Form 10-KSB.)

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

10.8.2 February 3, 1995 extension letter. (Incorporated by reference from February 29, 1995 Form 10-QSB.)

10.8.3 Notice to DaVinci Scientific Corporation, dated February 7, 1995. (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.10* Compensation and Employment Agreement with Richard E. Otto. (Incorporated by reference from August 31, 1995 Form 10-QSB.)

10.11* Consulting Services Agreement, dated August 1, 1997, between Cam L. Garner and the Company.

10.14 International Distribution Agreement, dated June 20, 1996, between the Company and Landice International Corporation (Incorporated by reference from August 31, 1996 Form 10-QSB.)

10.15 Stock Issuance Agreement with Alan Charles Newman and Janet Marie Newman, Trustees, dated October 23, 1996. (Incorporated by reference from November 30, 1996 Form 10-KSB.)

10.16 Stock Issuance Agreement with Suzy W. Duff and Wallace E. Duff, Trustee, dated November 20, 1996. (Incorporated by reference from November 30, 1996 Form 10-KSB.)

10.17 Engagement letter with EVEREN Securities, Inc., dated November 15, 1996. (Incorporated by reference from November 30, 1996 Form 10-KSB.)


----------
* This management contract or compensatory plan or arrangement is required to be filed as an exhibit.

EXHIBIT TITLE
------- -----

10.18 Warrants to purchase 276,514 shares of CardioDynamics International Corporation common stock to EVEREN Securities, Inc. dated February 26, 1997 and March 6, 1997. (Incorporated by reference from February 28, 1997 Form 10-QSB.)

10.19 Form of Stock Purchase Agreement for 1997 EVEREN private placement. (Incorporated by reference from February 28, 1997 Form 10-QSB.)

10.20 Distribution Agreement, dated March 27, 1997, between the Company and Kol Bio Medical Instruments, Inc. (Incorporated by reference from May 30, 1997 Form 10-QSB.)

10.21 Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.22 1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.23 Amendment No. 1 to Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated July 25, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

16.1 Letter dated June 26, 1997 from Peterson & Co. (Incorporated by reference from June 26, 1997 Form 8-K.)

23.1    Consent of Independent Auditors, KPMG Peat Marwick, LLP

23.2    Consent of Independent Auditors, Peterson & Co.

27.0    Financial Data Schedule

----------
* This management contract or compensatory plan or arrangement is required to be filed as an exhibit.


(b)     REPORTS ON FORM 8-K:

        None.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 1998             CARDIODYNAMICS  INTERNATIONAL  CORPORATION

                                  By: /s/ Richard E. Otto
                                      ------------------------------------------
                                  Richard E. Otto
                                  Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                              TITLE                       DATE
---------                                              -----                       ----

/s/ Richard E. Otto                         Director and Chief                 March 12, 1998
------------------------------------        Executive Officer
Richard E. Otto

/s/ Stephen P. Loomis                       Vice President of Finance,         March 12, 1998
------------------------------------        Chief Financial Officer
Stephen P. Loomis                           (Principal Accounting Officer)


/s/ Stephenson M. Dechant                   Director                           March 12, 1998
------------------------------------
Stephenson M. Dechant

/s/ Nicholas V. Diaco                       Director                           March 12, 1998
------------------------------------
Nicholas V. Diaco, M.D.

/s/ Louis P. Ferrero                        Director                           March 12, 1998
------------------------------------
Louis P. Ferrero

                                            Director
------------------------------------
Cam L. Garner

/s/ James C. Gilstrap                       Director                           March 12, 1998
------------------------------------
James C. Gilstrap

                                            Director
------------------------------------
Richard O. Martin, Ph.D.

                                            Director
------------------------------------
Michael D. Padilla

/s/ Allen E. Paulson                        Director                           March 12, 1998
------------------------------------
Allen E. Paulson

/S/ Ronald R. Taylor                        Director                           March 12, 1998
------------------------------------
Ronald R. Taylor