Form 10QSB
period 1998-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 1998-04-14
CIK 719722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended FEBRUARY 28, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period from ________ to _________

                         Commission File Number: 0-11868


                    CARDIODYNAMICS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            95-3533362
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

6175 NANCY RIDGE DRIVE, SUITE 300, SAN DIEGO, CALIFORNIA               92121
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

As of March 31, 1998, 32,100,743 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes     No  X
    ---    ---

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:
               Balance Sheets at February 28, 1998 (Unaudited) and
               November 30, 1997 (Audited).                                               3

               Statements of Operations (Unaudited) for the three months
               ended February 28, 1998 and February 28, 1997.                             4

               Statements of Cash Flows (Unaudited) for the three months
               ended February 28, 1998 and February 28, 1997.                             5

               Notes to Financial Statements (Unaudited)                                  6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                        7


PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                         10

ITEM 2.        CHANGES IN SECURITIES                                                     10

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                           10

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       10

ITEM 5.        OTHER INFORMATION                                                         10

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                          10

               SIGNATURES                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 BALANCE SHEETS

                                                                                 FEBRUARY 28,           NOVEMBER 30,
                                                                                    1998                    1997
                            ASSETS                                               (Unaudited)             (Audited)
                                                                                 ------------           ------------
Current assets:
   Cash and cash equivalents                                                     $  2,138,516           $  2,655,349
   Accounts receivable, net of allowance for doubtful accounts
        and returns of $124,631 and $161,824, respectively                            104,137                 51,568
   Inventory, net                                                                     819,981                906,111
   Other current assets                                                               143,081                137,735
                                                                                 ------------           ------------
               Total current assets                                                 3,205,715              3,750,763

Property and equipment, net                                                           252,942                244,654
Deposits                                                                               24,983                 27,788
                                                                                 ------------           ------------
               Total assets                                                      $  3,483,640           $  4,023,205
                                                                                 ============           ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    443,961           $    295,524
   Accrued expenses                                                                    26,966                 22,292
   Accrued salaries, wages and benefits                                                78,938                 83,632
   Note payable to bank                                                               750,000                     --
   Current maturities of long-term debt                                                10,003                 11,300
   Customer deposits                                                                      990                  2,995
   Reserve for inventory returns                                                      455,107                614,860
                                                                                 ------------           ------------
               Total current liabilities                                            1,765,965              1,030,603

Long-term debt, less current maturities                                                25,000                 26,523

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value; 50,000,000 shares authorized; issued and outstanding 32,100,743 shares at February 28,
        1998 and 32,085,743 at November 30, 1997                                   14,841,912             14,826,762
   Accumulated deficit                                                            (13,149,237)           (11,860,683)
                                                                                 ------------           ------------
               Total shareholders' equity                                           1,692,675              2,966,079
                                                                                 ------------           ------------
               Total liabilities and shareholders' equity                        $  3,483,640           $  4,023,205
                                                                                 ============           ============



See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                     FEBRUARY 28,
                                                         -----------------------------------
                                                              1998                   1997
                                                         ------------           ------------
Net sales                                                $    147,512           $    131,928

Cost of sales                                                 193,969                 94,027
                                                         ------------           ------------
       Gross margin                                           (46,457)                37,901

Operating expenses:
   Research and development                                   537,070                172,376
   Selling, general and administrative expenses               728,630                687,031
                                                         ------------           ------------
       Total operating expenses                             1,265,700                859,407

Loss from operations                                       (1,312,157)              (821,506)

Other income (expense):
   Interest, net                                               24,403                  3,950
   Loss on  sales of securities                                    --               (164,853)
   Other, net                                                      --                     --
                                                         ------------           ------------
       Total other income (expense)                            24,403               (160,903)

Loss before income taxes                                   (1,287,754)              (982,409)

Income taxes                                                     (800)                  (800)
                                                         ------------           ------------
        Net loss                                         $ (1,288,554)          $   (983,209)
                                                         ============           ============

Net loss per common share, basic and diluted             $      (0.04)          $      (0.03)
                                                         ============           ============

Weighted-average number of
   common shares outstanding                               32,085,910             29,653,681
                                                         ============           ============



See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              THREE MONTHS ENDED FEBRUARY 28,
                                                                             ---------------------------------
                                                                                 1998                  1997
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(1,288,554)          $  (983,209)
     Adjustments to reconcile net loss to net cash used in
             operating activities:
        Depreciation                                                              19,488                11,638
        Loss on disposition of marketable securities                                  --               164,853
        Allowance for doubtful accounts and returns                              (37,193)               (7,084)
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (15,376)                4,683
        Inventory                                                                 86,130              (157,143)
        Other current assets                                                      (5,346)               37,612
        Deposits                                                                   2,805                    --
        Accounts payable                                                         148,437               135,226
        Accrued expenses                                                           4,674               (24,273)
        Accrued salaries, wages and benefits                                      (4,694)               21,369
        Customer deposits                                                         (2,005)              (23,012)
        Reserve for inventory returns                                           (159,753)                   --
                                                                             -----------           -----------
                Net cash used in operating activities                         (1,251,387)             (819,340)
                                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (27,776)              (23,005)
     Proceeds from sale of marketable securities                                      --               180,129
                                                                             -----------           -----------
                Net cash provided by/(used in) investing activities              (27,776)              157,124
                                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                  (2,820)               (3,639)
     Proceeds from bank borrowings                                               750,000                    --
     Issuance of common stock                                                     15,150             5,541,282
                                                                             -----------           -----------
                Net cash provided by financing activities                        762,330             5,537,643
                                                                             -----------           -----------

Net increase (decrease) in cash and cash equivalents                            (516,833)            4,875,427

Cash and cash equivalents at beginning of period                               2,655,349               706,190
                                                                             -----------           -----------

Cash and cash equivalents at end of period                                   $ 2,138,516           $ 5,581,617
                                                                             ===========           ===========



See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


DESCRIPTION OF BUSINESS:

CardioDynamics International Corporation (the "Company") develops, manufactures and markets noninvasive digital cardiac output monitoring devices, which provide continuous data on a wide range of hemodynamic parameters (measurements of the heart's ability to deliver oxygen-rich blood throughout the body). The Company's primary products, the BioZ(TM) System, BioZ Portable(TM), and BioZ.com(TM), use Thoracic Electrical Bioimpedance ("TEB") technology to obtain data which is typically available only through a time consuming, costly, potentially dangerous invasive procedure called Pulmonary Artery Catheterization ("PAC"). Since TEB monitoring is noninvasive, it eliminates procedure risk and potentially decreases the length of a hospital stay, thereby reducing patient cost.

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with the requirements for Form 10-QSB and therefore do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles.

These statements should be read in conjunction with the Company's November 30, 1997 audited financial statements and notes thereto as presented in its Annual Report on Form 10-KSB. Financial presentations for the prior periods have been reclassified to conform with the current presentation.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1998.

SUBSEQUENT EVENT

In March 1998, the Company entered into an 18 month unsecured private line of credit agreement with the co-chairmen of the Company's Board of Directors. Under the terms of the agreement the Company may borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10%. The Company shall prepay this line of credit from the net proceeds of any future arranged debt or equity financing.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report, and with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1997. Certain statements set forth herein are forward-looking and involve risks and uncertainties. For information regarding potential factors that could have a material adverse effect on the Company's business, operating results, and financial condition refer to the Company's November 30, 1997 Form 10-KSB and page 11 of this report.

Results of Operations (Quarters referred to herein are fiscal quarters ended February 28)

The Company received FDA 510(k) marketing clearance for the BioZ(TM) System in late November 1996 and in September 1997, the Company received 510(k) marketing clearance from the FDA for its BioZ Portable monitoring system. In March 1998, the Company received 510(k) marketing clearance for the BioZ.com, the Company's next generation monitoring system. The BioZ.com is even more compact than the BioZ Portable and features a transport battery, integrated blood pressure module and direct data interface to most hospital central monitoring systems. The BioZ.com is the first product to fully utilize the Company's proprietary Dynamic Impedance Signal Quantifier (DISQ(TM)) technology which provides improved measurement of impedance waveforms and automatic electronic calibration. These FDA clearances provide the Company the opportunity to commercialize the three products, which could result in significantly increased sales.

Net sales for the first quarter of fiscal 1998 increased 12% to $147,512 from $131,928 in the first quarter of fiscal 1997. Sales in the 1998 period reflect shipments to end-users of the Company's products whereas sales in the 1997 period were primarily shipments to specialty distributors for demonstration and stocking purposes. As a result of the Company's decision in the fourth quarter of fiscal 1997 to add a direct sales force, a reserve for distributor returns was established. The $776,540 reserve represented 100% of sales to domestic distributors which, as of November 30, 1997, had not been resold to end-users. During the first fiscal quarter of 1998, the Company terminated five distributor agreements and agreed to take back $286,460 of equipment which had been fully reserved. Of the original reserve for returns, $579,594 remains at February 28, 1998.

The Company shipped 11 BioZ Systems to end-users in the first quarter of fiscal 1998 compared with six in the same period of 1997. Four of the first quarter 1998 end-user shipments were under the Company's new "No Risk" and "Preferred Partnership" rental programs, whereby a BioZ System and disposable sensors are provided to targeted accounts at no cost, for up to six months, in exchange for a minimum monthly usage-based charge. The Company believes that allowing clinicians the opportunity to experience the clinical benefits and cost savings of the BioZ System, without the risk typically associated with a capital equipment purchase, will result in greater knowledge and acceptance of the Company's products and provide local reference sites to facilitate additional sales.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

The Company experienced a negative gross margin in the first quarter of fiscal 1998 compared with a 29% gross margin in the first quarter of fiscal 1997 primarily due to the low sales volume relative to the Company's fixed manufacturing overhead and expenses related to BioZ Systems built and shipped under the Company's new rental programs for which only $6,600 of revenue was recognized. The gross margins are expected to improve as average unit sales price increase as a result of direct end-user sales and as the Company's manufacturing capacity is more fully utilized. However, significant increases in sales will be required to enable the Company to achieve profitability.

Selling, general and administrative costs for the three months ended February 28, 1998 increased 6% over the same period of fiscal 1997 due to the Company's strategic investment in sales and marketing related activities which rose by 19% in the first quarter of fiscal 1998 over the corresponding 1997 quarter. The majority of the increase was related to the costs associated with addition of direct sales personnel, development of advertising and marketing materials for the BioZ.com, and the addition in June 1997 of a Chief Operating Officer to coordinate and direct the clinical, customer service, sales and marketing teams. The Company's investment in sales activities is expected to continue to increase as it expands its direct sales force and develops selling and marketing materials customized for direct sales targeted at both the hospital and outpatient markets. As a result of ongoing cost containment efforts, general and administrative expenses were reduced by 5% in the first fiscal quarter of 1998 compared with 1997's same quarter.

The Company has also determined to invest a significant portion of its resources into research, clinical studies, further enhancements to the BioZ product line, and new product development. As a result, research and development expenses increased by $364,694 or 212% in the first quarter of fiscal 1998 over last year's same quarter. Most of the increase is due to contracted engineering activities related to development of the BioZ.com which was completed in just nine months, from marketing specification to FDA 510(k) clearance.

The Company recorded $25,478 in interest income and $1,075 of interest expense in the first three months of fiscal 1998 compared with interest income of $5,806 and interest expense of $1,856 in the same three month period of fiscal 1997. The increased interest income is due to more funds available for investment and higher rates of interest earned throughout the period.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

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

The Company incurred a net loss for the first quarter of 1998 of $1,288,554 or $.04 per common share compared with a net loss of $983,209 or $.03 per common share in the same quarter last year. The weighted average common share increase was primarily due to the automatic conversion in August 1997 of 183,115 shares of the Company's preferred stock into common stock and the issuance of approximately 2.5 million common shares in a private placement through EVEREN Securities, Inc., in early 1997.

Liquidity and Capital Resources

To help assure the availability of financial resources and provide the working capital required for growth, the Company established a secured revolving credit line with a bank. The credit line provides for borrowing of up to $2,000,000 at the bank's prime rate plus 0.25%. At February 28, 1998, the Company had $750,000 outstanding under the credit line.

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

Without such additional debt or equity financing, the ability of the Company to execute the transition to a direct sales strategy will be constrained, due to the strategy's higher cash requirements. Longer term, the Company's liquidity will depend on its ability to successfully commercialize the BioZ product line and other diagnostic products and raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

                           CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             None.

ITEM 2.      CHANGES IN SECURITIES
             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None.

ITEM 5.      OTHER INFORMATION

             In March 1998, the Company received 510(k) marketing clearance from the FDA for its BioZ.com, the Company's next generation, noninvasive cardiac function monitoring system. The BioZ.com features a transport battery, integrated blood pressure module, direct data interface with most hospital central monitoring systems. The BioZ.com is the first product to fully utilize the Company's proprietary Dynamic Impedance Signal Quantifier (DISQ(TM)) technology, cleared by the FDA in September 1997. DISQ provides improved impedance waveform measurement and automatic electronic calibration, thereby increasing the repeatability and reliability of TEB measurements.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

              27  Financial Data Schedule.

             (b)  Reports on Form 8-K:
                  None.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding plans, goals, strategies, intent, beliefs or current expectations of the Company and its management. These statements are expressed in good faith and are believed to have a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) sole dependence on the newly-introduced BioZ(TM) System, BioZ Portable(TM) and BioZ.com(TM) and related products, (ii) general acceptance in the medical community of invasive procedures such as PAC and lack of general acceptance in the medical community of TEB, (iii) its ability to raise additional funds on terms attractive to the Company, or at all, (iv) competition from Baxter Healthcare Corporation, the maker of the Swan-Ganz(TM) PAC device, and (v) various uncertainties characteristic of companies just emerging from the development stage; as well as other risks detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1997 and any later-filed SEC reports. Any forward-looking statement speaks only as of the date on which the statement is made, and the Company does not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or to reflect the occurrence of unanticipated events.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIODYNAMICS  INTERNATIONAL  CORPORATION

Date: April 14, 1998                        By: /s/ MICHAEL K. PERRY
      --------------                            --------------------------------
                                                   Michael K. Perry
                                                   Chief Executive Officer

Date: April 14, 1998                        By: /s/ STEPHEN P. LOOMIS
      --------------                            --------------------------------
                                                   Stephen P. Loomis
                                                   Vice President, Finance
                                                   Chief Financial Officer and
                                                   Corporate Secretary