Form 10QSB
period 1998-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1998-07-10
CIK 719722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended MAY 31, 1998

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of June 30, 1998, 32,100,743 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes [ ] No [X]

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                       PAGE NO.
                                                                                       --------
PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:
               Balance Sheets at May 31, 1998 (Unaudited) and
               November 30, 1997 (Audited).                                                3

               Statements of Operations (Unaudited) for the three and six
               Months ended May 31, 1998 and May 31, 1997.                                 4

               Statements of Cash Flows (Unaudited) for the six months ended May
               31, 1998 and May 31, 1997.
                                                                                           5

               Notes to Financial Statements (Unaudited)                                   6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                         7


PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                          10

ITEM 2.        CHANGES IN SECURITIES                                                      10

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                            10

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        10

ITEM 5.        OTHER INFORMATION                                                          10

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                           10

               SIGNATURES                                                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 BALANCE SHEETS


                                                                                   MAY 31,              NOVEMBER 30,
                                                                                    1998                    1997
                                                                                 (Unaudited)              (Audited)
                                                                                 ------------           ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                     $  2,726,721           $  2,655,349
   Accounts receivable, net of allowance for doubtful accounts
        and returns of $34,004 and $161,824, respectively                             288,165                 51,568
   Inventory, net                                                                     939,175                906,111
   Other current assets                                                               107,140                137,735
                                                                                 ------------           ------------
               Total current assets                                                 4,061,201              3,750,763

Property and equipment, net                                                           190,647                244,654
Deposits                                                                               24,984                 27,788
                                                                                 ------------           ------------
               Total assets                                                      $  4,276,832           $  4,023,205
                                                                                 ============           ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    456,148           $    295,524
   Accrued expenses                                                                    21,599                 22,292
   Accrued salaries, wages and benefits                                               101,937                 83,632
   Note payable to bank                                                             3,000,000                     --
   Current maturities of long-term debt                                                11,280                 11,300
   Customer deposits                                                                    4,455                  2,995
   Reserve for inventory returns                                                      326,156                614,860
                                                                                 ------------           ------------
               Total current liabilities                                            3,921,575              1,030,603

Long-term debt, less current maturities                                                53,153                 26,523

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value; 50,000,000 shares authorized; issued and outstanding 32,100,743 shares at May 31,
        1998 and 32,085,743 at November 30, 1997                                   14,841,912             14,826,762
   Accumulated deficit                                                            (14,539,808)           (11,860,683)
                                                                                 ------------           ------------
               Total shareholders' equity                                             302,104              2,966,079
                                                                                 ------------           ------------
               Total liabilities and shareholders' equity                        $  4,276,832           $  4,023,205
                                                                                 ============           ============


See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                           MAY 31,                                       MAY 31,
                                             -----------------------------------           -----------------------------------
                                                 1998                   1997                   1998                   1997
                                             ------------           ------------           ------------           ------------
Net sales                                    $    477,726           $    778,528           $    625,238           $    910,456

Cost of sales                                     291,609                367,420                485,578                461,602
                                             ------------           ------------           ------------           ------------
       Gross margin                               186,117                411,108                139,660                448,854

Operating expenses:
   Research and development                       607,408                231,619              1,144,478                403,996
   Selling, general and
     administrative expenses                      955,630                754,097              1,684,260              1,441,127
                                             ------------           ------------           ------------           ------------
       Total operating expenses                 1,563,038                985,716              2,828,738              1,845,123

Loss from operations                           (1,376,921)              (574,608)            (2,689,078)            (1,396,269)

Other income (expense):
   Interest, net                                  (16,650)                71,746                  7,753                 75,696
   Loss on  sales of securities                        --                     --                     --               (164,853)
   Other, net                                       3,000                     --                  3,000                     --
                                             ------------           ------------           ------------           ------------
       Total other income (expense)               (13,650)                71,746                 10,753                (89,157)

Loss before income taxes                       (1,390,571)              (502,862)            (2,678,325)            (1,485,426)

Income taxes                                           --                     --                   (800)                  (800)
                                             ------------           ------------           ------------           ------------
        Net loss                             $ (1,390,571)          $   (502,862)          $ (2,679,125)          $ (1,486,226)
                                             ============           ============           ============           ============

Net loss per common share,
     basic and diluted                       $      (0.04)          $      (0.02)          $      (0.08)          $      (0.05)
                                             ============           ============           ============           ============

Weighted-average number of
   common shares outstanding                   32,100,743             31,865,439             32,093,408             30,771,712
                                             ============           ============           ============           ============


See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    SIX MONTHS ENDED MAY 31,
                                                                              ---------------------------------
                                                                                 1998                  1997
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(2,679,125)          $(1,486,226)
     Adjustments to reconcile net loss to net cash used in
             operating activities:
        Depreciation and amortization                                              37,486                23,277
        Gain on sale of fixed assets                                               (3,000)                   --
        Loss on disposition of marketable securities                                   --               164,853
        Provision for refurbishment of demonstration inventory units               69,069                14,634
        Provision for doubtful receivables                                       (127,820)               (1,829)
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (108,777)             (520,087)
        Inventory                                                                (102,133)             (411,994)
        Other current assets                                                       30,595                58,170
        Deposits                                                                    2,804                (2,252)
        Accounts payable                                                          160,624               176,312
        Accrued expenses                                                             (693)              (51,151)
        Accrued salaries, wages and related benefits                               18,305                22,995
        Customer deposits                                                           1,460               (23,012)
        Reserve for inventory returns                                            (288,704)                   --
                                                                              -----------           -----------
                Net cash used in operating activities                          (2,989,909)           (2,036,310)
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (33,479)              (83,727)
     Proceeds from sale of fixed assets                                            53,000                    --
     Proceeds from sale of marketable securities                                       --               164,360
                                                                              -----------           -----------
                Net cash provided by investing activities                          19,521                80,633
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                   (5,640)               (6,459)
     Increase in long-term debt                                                    32,250                    --
     Proceeds from bank borrowings                                              3,000,000                    --
     Issuance of common stock                                                      15,150             5,957,055
                                                                              -----------           -----------
                Net cash provided by financing activities                       3,041,760             5,950,596
                                                                              -----------           -----------

Net increase in cash and cash equivalents                                          71,372             3,994,919

Cash and cash equivalents at beginning of period                                2,655,349               706,190
                                                                              -----------           -----------

Cash and cash equivalents at end of period                                    $ 2,726,721           $ 4,701,109
                                                                              ===========           ===========

See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


DESCRIPTION OF BUSINESS

CardioDynamics International Corporation (the "Company") develops, manufactures and markets noninvasive digital cardiac output monitoring devices which provide continuous data on a wide range of hemodynamic parameters, (measurements of the heart's ability to deliver oxygen-rich blood throughout the body). The Company's primary products, the BioZ(TM) System, BioZ Portable(TM), and BioZ.com(TM), use Thoracic Electrical Bioimpedance ("TEB") technology to obtain data which is typically obtained through a time-consuming, costly and potentially dangerous invasive Pulmonary Artery Catheterization ("PAC") procedure. The BioZ(TM) product line uses the Company's core technology, the proprietary DISQ(TM) (Digital Impedance Signal Quantifier) Technology, and the Z MARC(TM) (Modulating Aortic Compliance) Algorithm, which together provide improved measurements of impedance waveforms and automatic electronic calibration, thereby increasing the repeatability and reliability of TEB technology. Since TEB monitoring is noninvasive, it eliminates procedure risk and potentially decreases the length of a hospital stay, thereby reducing patient cost.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles.

These statements should be read in conjunction with the Company's November 30, 1997 audited financial statements and notes thereto as presented in its Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to conform to the current presentation.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations for the three months and six ended May 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1998.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report, and with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1997. Certain statements set forth herein are forward-looking and involve risks and uncertainties. For information regarding potential factors that could have a material adverse effect on the Company's business, operating results, and financial condition, refer to the Company's November 30, 1997 Form 10-KSB and page 11 of this report.

Results of Operations ("Second quarters" referred to herein are fiscal quarters ended May 31)

The Company received FDA 510(k) marketing clearance for the BioZ System in late November 1996; and in September 1997, the Company received 510(k) marketing clearance from the FDA for its BioZ Portable monitoring system and the Company's proprietary Dynamic Impedance Signal Quantifier (DISQ(TM)) technology. In March 1998, the Company received 510(k) marketing clearance for the BioZ.com, the Company's next generation monitoring system. The BioZ.com is even more compact than the BioZ Portable and features a transport battery, integrated blood pressure module and direct data interface to most hospital patient monitoring systems. The BioZ.com is the first product to fully utilize the Company's DISQ technology, which provides improved measurement of impedance waveforms and automatic electronic calibration. These FDA clearances provide the Company the opportunity to commercialize the three products, which could result in significantly increased sales.

Net sales for the second quarter of fiscal 1998 increased 224% to $447,726 over first quarter fiscal 1998 sales due primarily to commencement of shipments of the BioZ.com and the Company's transition to a direct sales force. Although second quarter 1998 sales were lower than those recorded in the second quarter of fiscal 1997, the majority of the 1997 sales were to domestic distributors for demonstration and stocking inventory. As a result of the Company's decision in late 1997 to add a direct sales force in targeted metropolitan areas, a 100% reserve for distributor returns was established. Approximately $606,000 of the reserve for distributor returns at November 30, 1997 related specifically to the $778,528 of sales recorded in the second quarter of fiscal 1997. During the second fiscal quarter of 1998, $128,951 of equipment was returned from distributors whose agreements had been terminated, reducing the reserve balance to $326,156 at May 31, 1998.

The Company sold 29 BioZ systems, including ten BioZ.coms in the second quarter of fiscal 1998. In addition, ten BioZ systems were shipped during the second quarter of 1998 under the Company's "No Risk" and "Preferred Partnership" rental programs. Under these programs a BioZ System and disposable sensors are provided to targeted accounts at little or no charge for a specified trial period, in exchange for a minimum monthly usage-based charge.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

The Company believes that allowing clinicians the opportunity to experience the clinical benefits and cost savings of the BioZ System, without the risks typically associated with a capital equipment purchase, will result in greater knowledge and acceptance of the Company's products and provide local reference sites to facilitate additional sales.

The Company achieved a gross margin of 39% in the second quarter and 22% in the first half of fiscal 1998 compared with a 53% gross margin in the second quarter and 49% in the first half of fiscal 1997. The gross margin is expected to improve as the Company's manufacturing capacity is more fully utilized and as average unit sales prices increase as a result of a heavier mix of direct sales to end-users. However, significant increases in sales will be required to enable the Company to generate gross profit margins adequate to achieve profitability.

Selling, general and administrative costs for the quarter ended May 31, 1998 increased 27% and 17%, respectively, over the second quarter and first six months of fiscal 1997 due to the Company's strategic investment in a direct sales force and costs associated with development of sales and marketing materials for the BioZ.com product release. The Company's investment in sales activities is expected to continue to increase as the direct sales force is expanded, and selling and marketing materials are developed for direct sales targeted at both the hospital and outpatient markets. As a result of ongoing cost containment efforts, general and administrative expenses were reduced by 2% in the second fiscal quarter and 4% in the first half of 1998 compared with the same periods of 1997.

Research and development expenses increased by $375,789 or 162% in the second quarter of fiscal 1998 over last year's same quarter and $740,482 or 183% in the first half of fiscal 1998 over the first half of fiscal 1997. The increases are mainly due to the accelerated 11-month development cycle, from specification to shipment, of the BioZ.com product. Much of the non-proprietary product development was contracted from Rivertek Medical Systems. The Company will continue to invest resources to develop new products and refine and enhance its existing products.

In April of 1998, the Company signed a distribution alliance agreement with Cardiomedics, Inc. The relationship with Cardiomedics is expected to expand penetration in the emerging counterpulsation cardiology marketplace, which can benefit from the BioZ's noninvasive hemodynamic monitoring capabilities, and will assist Cardiomedics in demonstrating the value of its noninvasive counterpulsation treatment for patients with angina pectoris. In order to penetrate the BioZ's numerous potential markets, the Company plans to seek additional alliances with select medical device manufactures, managed care facilities and others.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

The Company incurred interest expense, net of interest income earned on invested funds, of $16,650, largely as a result of interest on the May 1998 $3,000,000 term loan from Imperial Bank, compared with net interest income of $71,746 on higher average cash balances in the same quarter of fiscal 1997. In the first fiscal quarter of 1997, the Company recognized a loss of $164,853 on the sale of marketable securities that had been held for payment to preferred shareholders upon the exercise of a right to redeem their preferred shares for common stock and a pro-rata portion of the proceeds of the marketable securities.

The Company incurred a net loss for the second quarter and first half of 1998 of $1,390,570 and $2,679,125 or $.04 and $.08 per common share respectively, compared with a net loss of $502,862 and $1,486,226 or $.02 and $.05 per common share in the same fiscal periods last year. The increased weighted average number of common shares resulted from the issuance of approximately 2,500,000 common shares in a private placement through EVEREN Securities, Inc., in early 1997 and the automatic conversion in August 1997 of 183,115 shares of the Company's preferred stock into common stock.

Liquidity and Capital Resources

In May 1998, the Company entered into a six month unsecured term loan with Imperial Bank. Under the terms of the agreement the Company may borrow up to $4,000,000. The loan bears interest at one percent above the Bank's Prime Rate and provides the Company with the capital necessary to commence expansion of its direct sales force and execute marketing programs for new the BioZ.com product line. At May 31, 1998 the Company has borrowed $3,000,000 in accordance with the terms of the agreement. As a result of the bank loan, the Company's overall cash balance increased by $71,372 in the six months ended May 31, 1998 despite the Company's operating losses.

In March 1998, the Company entered into an 18 month unsecured private line of credit agreement with the co-chairmen of the Company's Board of Directors. Under the terms of the agreement the Company may borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10.0%. The Company has not borrowed any amounts under this private line of credit agreement.

Longer term, the Company's liquidity will depend on its ability to successfully commercialize the BioZ product line and other diagnostic products. Until then, it will be necessary for the Company to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        In April of 1998 Michael K. Perry was appointed as Chief Executive Officer and a Director. Mr. Perry replaces Richard E. Otto, who will continue to serve on the Company's Board of Directors. Mr. Perry was formerly Vice President of Operations at Pyxis Corporation, a publicly traded company that provided healthcare automation and information management services, as well as pharmacy management services, to hospitals and outpatient facilities. Mr. Perry was part of the executive team that successfully acquired and integrated three businesses into Pyxis, and in 1996 sold the company to Cardinal Health, Inc. for $980 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)   Exhibits:

        10.1 Amendment to Compensation and Employment Agreement, dated April 5, 1998, between the Company and Richard E. Otto.

        10.2 Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry.

        10.3 Private line of Credit Agreement, dated March 11, 1998, between Allen E. Paulson, James C. Gilstrap and the Company.

        10.4 Promissory Note and Credit Agreement dated May 14, 1998, between Imperial Bank and the Company.

        27      Financial Data Schedule.

        (b)     Reports on Form 8-K:
                None.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding plans, goals, strategies, intent, beliefs or current expectations of the Company and its management. These statements are expressed in good faith and are believed to have a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) sole dependence on the recently-introduced BioZ(TM) System, BioZ Portable(TM) and BioZ.com(TM) and related products, (ii) general acceptance in the medical community of invasive procedures such as PAC and lack of general acceptance in the medical community of TEB, (iii) its ability to raise additional funds on terms attractive to the Company, or at all, (iv) competition from Baxter Healthcare Corporation, the maker of the Swan-Ganz(TM) PAC device, and (v) execution of the addition of a direct sales force from exclusive reliance on distributors, (vi) various uncertainties characteristic of companies just emerging from the development stage; as well as other risks detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1997 and any later-filed SEC reports. Any forward-looking statement speaks only as of the date on which the statement is made, and the Company does not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or to reflect the occurrence of unanticipated events.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIODYNAMICS  INTERNATIONAL  CORPORATION


Date: July 10, 1998                     By:  /s/ MICHAEL K. PERRY
      ----------------                     ------------------------------------
                                           Michael K. Perry
                                           Chief Executive Officer


Date: July 10, 1998                     By:  /s/ STEPHEN P. LOOMIS
      ----------------                     ------------------------------------
                                           Stephen P. Loomis
                                           Vice President, Finance
                                           Chief Financial Officer and
                                           Corporate Secretary