Form 10QSB
period 1998-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1998-10-15
CIK 719722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended AUGUST 31, 1998

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No _____

As of September 30, 1998, 32,120,433 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes _____  No  X

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Unaudited):

                  Balance Sheets at August 31, 1998 and November 30, 1997.      3

                  Statements of Operations for the three and nine months
                  ended August 31, 1998 and August 31, 1997.                    4

                  Statements of Cash Flows for the nine months ended
                  August 31, 1998 and August 31, 1997.                          5

                  Notes to Financial Statements                                 6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                           7


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                            11

ITEM 2.           CHANGES IN SECURITIES                                        11

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                              12

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

ITEM 5.           OTHER INFORMATION                                            13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                             14

                  SIGNATURES                                                   16


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 BALANCE SHEETS

                                                                                  AUGUST 31,            NOVEMBER 30,
                                                                                    1998                   1997
                                      ASSETS                                     (Unaudited)             (Audited)
                                                                                 ------------           ------------
Current assets:
   Cash and cash equivalents                                                     $  4,119,056           $  2,655,349
   Accounts receivable, net of allowance for doubtful accounts
        and returns of $26,562 and $161,824, respectively                             544,845                 51,568
   Inventory, net                                                                   1,012,202                906,111
   Other current assets                                                                54,643                137,735
                                                                                 ------------           ------------
               Total current assets                                                 5,730,746              3,750,763

Property and equipment, net                                                           182,903                244,654
Deposits                                                                               40,099                 27,788
                                                                                 ------------           ------------
               Total assets                                                      $  5,953,748           $  4,023,205
                                                                                 ============           ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    537,852           $    295,524
   Accrued expenses                                                                   140,327                 22,292
   Accrued salaries, wages and benefits                                               210,224                 83,632
   Note payable - related parties                                                   1,000,000                     --
   Note payable to bank                                                             2,000,000                     --
   Current maturities of long-term debt                                                11,280                 11,300
   Customer deposits                                                                    1,935                  2,995
   Reserve for inventory returns                                                       93,850                614,860
                                                                                 ------------           ------------
               Total current liabilities                                            3,995,468              1,030,603

Long-term debt, less current maturities                                                50,333                 26,523

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 18,000,000 shares authorized; issued and outstanding 3,000 Series A shares at August 31, 1998.  No
        shares authorized or outstanding at November 30, 1997                       2,880,903                     --

   Common stock, no par value; 50,000,000 shares authorized; issued and outstanding 32,113,743 shares at August 31,
        1998 and 32,085,743 at November 30, 1997                                   14,859,027             14,826,762
   Accumulated deficit                                                            (15,831,983)           (11,860,683)
                                                                                 ------------           ------------
               Total shareholders' equity                                           1,907,947              2,966,079
                                                                                 ------------           ------------
               Total liabilities and shareholders' equity                        $  5,953,748           $  4,023,205
                                                                                 ============           ============


See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   AUGUST 31,                         AUGUST 31,
                                        ------------------------------      ------------------------------
                                            1998              1997              1998              1997
                                        ------------      ------------      ------------      ------------
Net sales                               $    670,723      $    265,000      $  1,295,961      $  1,175,456

Cost of sales                                299,172           191,717           784,750           653,319
                                        ------------      ------------      ------------      ------------
       Gross margin                          371,551            73,283           511,211           522,137

Operating expenses:
   Research and development                  564,562           479,183         1,709,040           883,178
   Selling, general and
     administrative expenses               1,023,944           661,954         2,708,204         2,103,125
                                        ------------      ------------      ------------      ------------
       Total operating expenses            1,588,506         1,141,137         4,417,244         2,986,303

Loss from operations                      (1,216,955)       (1,067,854)       (3,906,033)       (2,464,166)

Other income (expense):
   Interest, net                             (76,121)           54,947           (68,368)          130,642
   Loss on  sales of securities                   --                --                --          (164,853)
   Other, net                                    901                --             3,901                --
                                        ------------      ------------      ------------      ------------
       Total other income (expense)          (75,220)           54,947           (64,467)          (34,211)

Loss before income taxes                  (1,292,175)       (1,012,907)       (3,970,500)       (2,498,377)

Income taxes                                      --                --              (800)             (800)
                                        ------------      ------------      ------------      ------------
        Net loss                        $ (1,292,175)     $ (1,012,907)     $ (3,971,300)     $ (2,499,177)
                                        ============      ============      ============      ============

Net loss per common share,
     basic and diluted                  $      (0.04)     $      (0.03)     $      (0.12)     $      (0.08)
                                        ============      ============      ============      ============

Weighted-average number of
   common shares outstanding              32,105,450        31,926,368        32,097,451        31,159,407
                                        ============      ============      ============      ============



See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED AUGUST 31,
                                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        1998             1997
                                                                         -----------      -----------
     Net loss                                                            $(3,971,300)     $(2,499,177)
     Adjustments to reconcile net loss to net cash used in
             operating activities:
        Depreciation and amortization                                         55,359           41,041
        Gain on sale of fixed assets                                          (3,000)              --
        Loss on disposition of marketable securities                              --          164,853
        Provision for refurbishment of demonstration inventory units         113,307           76,145
        Compensatory stock options granted                                     2,565           15,051
        Provision for doubtful receivables                                  (135,262)           7,553
     Changes in operating assets and liabilities:
        Accounts receivable                                                 (358,015)        (328,992)
        Inventory                                                           (219,398)        (534,573)
        Other current assets                                                  83,092          (97,231)
        Deposits                                                             (12,311)         (15,773)
        Accounts payable                                                     242,328          119,998
        Accrued expenses                                                     118,035          (66,151)
        Accrued salaries, wages and related benefits                         126,592           28,859
        Customer deposits                                                     (1,060)         (23,012)
        Reserve for inventory returns                                       (521,010)              --
                                                                         -----------      -----------
                Net cash used in operating activities                     (4,480,078)      (3,111,409)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (43,608)         (91,888)
     Proceeds from sale of fixed assets                                       53,000               --
     Proceeds from sale of marketable securities                                  --          164,360
                                                                         -----------      -----------
                Net cash provided by investing activities                      9,392           72,472
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                              (8,460)          (9,279)
     Increase in long-term debt                                               32,250               --
     Due to related parties                                                1,000,000               --
     Repayment of bank debt                                               (1,000,000)              --
     Proceeds from bank borrowings                                         3,000,000               --
     Issuance of preferred stock - net                                     2,880,903               --
     Issuance of common stock                                                 29,700        5,946,895
                                                                         -----------      -----------
                Net cash provided by financing activities                  5,934,393        5,937,616
                                                                         -----------      -----------

Net increase in cash and cash equivalents                                  1,463,707        2,898,679

Cash and cash equivalents at beginning of period                           2,655,349          706,190
                                                                         -----------      -----------

Cash and cash equivalents at end of period                               $ 4,119,056      $ 3,604,869
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

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine ended August 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1998.

Options and warrants to purchase 4,090,848 shares of common stock at an average exercise price of $2.43 per share were outstanding during the quarter ended August 31, 1998 but were not included in the computation of earnings per share because their effect would be anti-dilutive.

SIGNIFICANT CHANGES IN CAPITALIZATION

On August 21, 1998, the Company sold 3,000 shares of Series A convertible preferred stock and 123,000 warrants to institutional investors for $3,000,000. The Series A preferred stock is convertible into common stock at the lesser of $2.70 or 95% of the then-current common stock market value. The preferred stock has a cumulative dividend of 3% per year.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report, and with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1997. Certain statements set forth herein are forward-looking and involve risks and uncertainties. For information regarding identification of such statements and potential factors that could have a material adverse effect on the Company's business, operating results, and financial condition refer to the Company's November 30, 1997 Form 10-KSB and page 16 of this report.

The Company received FDA 510(k) marketing clearance for the BioZ System in late November 1996 and in September 1997, the Company received 510(k) marketing clearance from the FDA for its BioZ Portable monitoring system and the Company's proprietary Dynamic Impedance Signal Quantifier (DISQ(TM)) technology. In March 1998, the Company received 510(k) marketing clearance for the BioZ.com, the Company's next generation monitoring system. The BioZ.com is even more compact than the BioZ Portable and features a transport battery, integrated blood pressure module and direct data interface to most hospital central monitoring systems. The BioZ.com is the first product to fully utilize the Company's DISQ technology which provides improved measurement of impedance waveforms and automatic electronic calibration. These FDA clearances provide the Company the opportunity to commercialize the three products, which could result in significantly increased sales.

Results of Operations (Quarters referred to herein are fiscal quarters ended August 31)

Net sales for the third quarter of fiscal 1998 increased 153% to $670,723, over the same quarter of fiscal 1997 in which sales were $265,000. Sales for the nine-month period ended August 31, 1998 increased to $1,295,961 from $1,175,456 for the same nine-month period in 1997. The increase in sales reflects the growing demand and acceptance in the medical community of the Company's noninvasive BioZ product line and technology. In addition, the majority of the sales recorded in Fiscal 1997 were to domestic distributors for demonstration and stocking inventory. As a result of the Company's decision in late 1997 to add a direct sales force in targeted metropolitan areas, a 100% reserve for distributor returns was established against these distributor sales. Approximately $766,540 of the distributor reserve related to sales recorded in the first nine months of Fiscal 1997.

The Company sold 31 BioZ systems, including 12 BioZ.com systems, during the three month period ended August 31, 1998. During the third quarter of fiscal 1998 the Company's sales of BioZ.com systems included sales to four targeted Luminary Accounts: UCSF Stanford Health Care (Stanford, California), Crawford Long Hospital (Atlanta, Georgia), Harper Hospital (Detroit, Michigan), and Medical University of South Carolina (Charleston, South Carolina). In addition, four BioZ systems, including one BioZ.com system, were shipped during the third quarter under the Company's "No Risk" and "Preferred Partnership" rental programs, whereby a BioZ System and "No Risk" disposable sensors are provided to targeted accounts for little or no cost for a trial period, in exchange for a minimum monthly usage-based charge.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

The Company believes that allowing clinicians the opportunity to experience the clinical benefits and cost savings of the BioZ products, without the risk typically associated with a capital equipment purchase, will result in greater knowledge and acceptance of the Company's products and provide local reference sites to facilitate additional sales. During the third fiscal quarter of 1998 five "No-Risk" program participants made the decision to purchase the equipment.

The Company achieved a gross margin of 55% in the third quarter and 39% for the first nine months of fiscal 1998 compared with a 28% gross margin in the third quarter and 44% for the first nine months of fiscal 1997. The gross margin is expected to improve as the Company's manufacturing capacity is more fully utilized, the BioZ.com comprises a greater percentage of the overall product mix and as average unit sales prices increase as a result of direct sales to end-users. However, significant increases in sales will be required to enable the Company to generate enough gross margin to cover operating expenses.

Selling, general and administrative costs for the three and nine months ended August 31, 1998 increased 55% and 29% over the same quarter and nine months of fiscal 1997 due to the Company's continued strategic investment in a direct sales force and marketing related expenses. The Company's investment in sales activities is expected to continue to increase as it expands its direct sales force and develops selling and marketing materials customized for direct sales targeted at both the hospital and outpatient markets. As a result of ongoing cost containment efforts, general and administrative expenses were reduced by 14% in the third fiscal quarter and 7% in the first nine months of 1998, when compared with the same periods of 1997.

Research and development expenses increased by $85,379, or 18%, during the third quarter of fiscal 1998 over last year's same quarter. For the first nine months of fiscal 1998 the Company's investment in research and development increased by $825,862, or 94%, over the same period of fiscal 1997. The increases are mainly due to the accelerated 11-month development cycle, from specification to shipment, of the BioZ.com product and compliance testing toward European CE Mark certification. Much of the non-proprietary product development was contracted from Rivertek Medical Systems.

In April of 1998, the Company signed a distribution alliance agreement with Cardiomedics, Inc. under which the Company shipped five BioZ.com units during the third quarter of fiscal 1998. In order to penetrate the BioZ product line's numerous potential markets, the Company plans to seek additional alliances with select medical device manufacturers and managed care facilities.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued):

The Company incurred interest expense of $76,121, net of interest earned on invested funds, largely related to the $3 million Imperial Bank term loan at the Bank's prime interest rate plus one percent, compared with net interest income of $54,947 in the comparable quarter of fiscal 1997. In the first quarter of 1997, the Company recognized a loss of on the sale of securities of $164,853 related to the disposition of securities that had been held for payment to preferred shareholders upon the exercise of a right to redeem their preferred shares for common stock and a pro-rata portion of the proceeds of the marketable securities.

The Company incurred a net loss for the third quarter and first nine months of 1998 of $1,292,175 and $3,971,300 or $.04 and $.12 per common share respectively, compared with a net loss of $1,012,907 and $2,499,177 or $.03 and $.08 per common share in the same fiscal periods last year. The increase in the weighted average number of common shares outstanding during the third quarter and first nine months of fiscal 1998 was primarily due to the automatic conversion in August 1997 of 183,115 shares of the Company's preferred stock into common stock and the issuance of approximately 2.5 million common shares in a private placement through EVEREN Securities, Inc., in early 1997.

Liquidity and Capital Resources

In May of 1998, the Company entered into a six month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement the Company could borrow up to $4,000,000, of which the Company borrowed $3,000,000. The loan bears interest at one percent above the Bank's Prime Rate. In August 1998, the Company repaid $1,000,000 of the $3,000,000, reducing the outstanding balance to $2,000,000. In exchange, the Bank extended the term of the loan until February 28, 1999.

In March 1998, the Company entered into an 18 month unsecured private line of credit agreement with the co-chairmen of the Company's Board of Directors. Under the terms of the agreement the Company may borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10.0%. In August of 1998 the Company borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the bank term loan.

In August of 1998, the Company completed the first phase of a $6,000,000 equity private placement to institutional investors. The first phase provided $3,000,000 ($2,880,903 net proceeds) through the issuance of Series A Convertible Preferred Stock. The funding of the remaining $3,000,000 of Preferred Stock, which is targeted for February 1999, is contingent upon certain conditions being met. There can be no assurance that this second phase of financing will be completed then, or ever. The Company is using the net proceeds from the first phase to further expand its direct sales force and execute marketing programs for the new BioZ.com product line. If the second phase is funded, the Company anticipates using the net proceeds to retire its existing bank and private loans.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

Longer term, the Company's liquidity will depend on its ability to successfully commercialize the BioZ product line and other diagnostic products and raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all.

Other Matters

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has taken steps to assess the internal readiness of its computer systems and the compatibility of its products sold to customers for handling the year 2000 issue. The Company's primary internal computer operations run on a networked IBM compatible PC hardware server with Microsoft Windows NT running Fourth Shift manufacturing requirements planning software which the vendor has certified as being year 2000 compliant. The Company has tested its own products sold to customers and thus far has not identified any year 2000 problems. In addition, the Company is assessing the readiness of third-parties (e.g., customers and suppliers) which interact with the Company's systems. The Company intends to develop a contingency plan in the event that its internal systems, products or suppliers are not year 2000 compliant.

At this time the Company is in the assessment stage of the process and expects to have any necessary implementation completed within the next twelve months. The Company currently believes that the cost of addressing this issue will not have a material adverse effect on the Company's business, results of operations, and financial condition. However, if the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce and sell its products, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                None.

ITEM 2.         CHANGES IN SECURITIES
          (a)   None.

          (b) On July 24, 1998, the Company's articles of incorporation were amended to provide therein for the creation of 18,000,000 shares of Preferred Stock in one or more series with voting and other rights as determined by the Board of Directors. In August the Company issued 3,000 shares of Series A Convertible Preferred Stock, which has a cumulative preferred dividend of 3% per year and a liquidation preference of $3,000,000 plus accumulated dividends. The Company cannot pay cash dividends on the Common Stock without the consent of a majority of the Series A Convertible Preferred Stock outstanding.

          (c) On August 21, 1998, the Company sold 3,000 shares of Series A Convertible Preferred Stock and 123,000 common stock warrants to institutional investors controlled by AG Ramius Partners, L.L.C. and Angelo, Gordon & Co., L.P. The purchase price was $3,000,000. The Company incurred $119,097 of expenses related to the offering including a $60,000 finder's fee paid to EVEREN Securities, Inc. Under Section 4(2) of the Securities Act, the transaction was exempt from registration.

                The "stated value" of the Series A Convertible Preferred Stock ($3,000,000) and any accumulated dividends are convertible into Common Stock at the Fixed Conversion Price, or the Floating Conversion Price, whichever is more favorable to the investor. The Fixed Conversion Price is $2.70 (subject to certain adjustments); the Floating Conversion Price is 95% of the then-current Common Stock market value (calculated using a formula involving closing bid prices) until August 21, 1999 and 92% of the then-current Common Stock market value (calculated using the formula) thereafter.

                The Series A Convertible Preferred Stock cannot be converted at all before January 19, 1999 unless certain events occur, and in certain circumstances the number of shares which could be converted after January 19, 1999 and before April 19, 1999 is limited on a per-month basis.

                All Series A Convertible Preferred Stock still outstanding on the Mandatory Conversion Date will automatically be converted then. The Mandatory Conversion Date is August 21, 2002, subject to the possibility of extension is certain events occur.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES (CONTINUED)

                No holder of Series A Convertible Preferred Stock may elect to convert for Common Stock which would give it more than a 4.99% of the Company's outstanding Common Stock, unless it has given the Company 61 days' advance notice of its intent to do so. Also, the Company shall not be obligated to issue, upon conversion of the Series A Convertible Preferred Stock as a whole, more shares than are allowed by Rule 4460(i) of the Nasdaq Stock Market, unless such above-the-threshold conversion is approved by the Company's shareholders; the excess above the threshold would, absent such shareholder approval, be handled by redemption rather than by conversion. The Rule 4460(i) threshold is 6,422,748 shares of Common Stock (19.99% of the Company's outstanding Common Stock at August 21, 1998.)

                In conjunction with the financing, the Company issued 123,000 warrants, exercisable for shares of Common Stock at $2.55 per share, subject to anti-dilution adjustments. The Warrants expire on August 21, 2003.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Annual Meeting of Shareholders held on July 23, 1998, the shareholders voted on the following proposals. Each such proposal was approved.

                  Proposal 1: Election of Directors for the coming year. The balloting for the directors was as follows:

                                                               AGAINST/  ABSTAINED/
                                               FOR             WITHHELD  NON-VOTES
                                            ---------          --------  ---------
                  Stephenson M. Dechant     29,454,841          36,404      0
                  Nicholas V. Diaco         29,454,841          36,404      0
                  Louis P. Ferrero          29,454,841          36,404      0
                  Cam L. Garner             29,454,841          36,404      0
                  James C. Gilstrap         29,454,841          36,404      0
                  Richard O. Martin         29,454,841          36,404      0
                  Richard E. Otto           29,454,841          36,404      0
                  Michael D. Padilla        29,454,841          36,404      0
                  Allen E. Paulson          29,454,841          36,404      0
                  Michael K. Perry          29,453,931          37,314      0


                    CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                  Proposal 2: Approve certain May 20, 1998 amendments to the 1995 Stock Option/Stock Issuance Plan.

                  28,152,310 shares voted in favor of the amendments, 223,626 shares were voted against the amendments, 1,045,504 shares abstained and 66,804 shares were broker non-votes.

                  Proposal 3: Amend the Company's Articles of Incorporation to authorize the issuance of up to 18,000,000 shares of Preferred Stock.

                  25,183,615 shares voted in favor of the amendment, 232,471 shares voted against, 1,055,876 shares abstained and 3,019,282 shares were broker non-votes.

                  Proposal 4: Ratify the Board's selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending November 30, 1998.

                  29,449,060 shares voted in favor of the ratification, 8,200 shares voted against ratification, 33,985 shares abstained and there were no broker non-votes.

ITEM 5.         OTHER INFORMATION

                In July 1998 the Company received approval from the Japanese Ministry of Health to begin marketing the Company's BioZ System throughout Japan. The Japanese approval substantially expands the Company's available market.

                The Securities and Exchange Commission (the "SEC") recently amended Rule14a-4, which governs the use by Company-affiliated proxyholders of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the Company-affiliated proxyholders would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement.

                                     CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                  3.1      Restated Articles of Incorporation as filed July 24,
                           1998.

                  3.2      Certificate of Determination of Preferences of Series
                           A Convertible Preferred Stock. (Incorporated by reference to Form 8-K for the event of August 21, 1998, filed September 3, 1998.)

                  4.1      Sixth Amended and Restated Secured Convertible
                           Promissory Note, dated August 15, 1998 between
                           CardioDynamics Holdings, LLC and the Company.

                  10.1     Promissory Note and Credit Agreement, dated August
                           19, 1998 between Imperial Bank and the Company.

                  10.2     Warrants to purchase 33,334 shares of CardioDynamics
                           International Corporation Common Stock to Imperial
                           Bank dated May 14, 1998.

                  10.3     Warrants to purchase 15,000 shares of CardioDynamics
                           International Corporation Common Stock to Imperial
                           Bank dated August 21, 1998.

                  10.4     1995 Stock Option/Stock Issuance Plan, as amended
                           June 10, 1997. (Incorporated by reference to August
                           31, 1997 Form 10-QSB.)

                  10.5 Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998.

                  10.6 Securities Purchase Agreement dated August 21, 1998 between the Company and certain Selling Shareholders.
                           (Incorporated by reference to Form 8-K for event of August 21, 1997, filed September 3, 1998.)

                  10.7     Form of Warrant issued August 21, 1998 to certain
                           Selling Shareholders. (Incorporated by reference to Form 8-K for event of August 21, 1998, filed
                           September 3, 1998.)

                  10.8 Registration Rights Agreement dated August 21, 1998 between the Company and certain Selling Shareholders.
                           (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September 3, 1998.)


                    CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                27    Financial Data Schedule.

                (b)   Reports on Form 8-K:

                      On September 3, 1998, the Company filed a report on From 8-K with regard to an August 21, 1998 event: the completion of the first phase of a $6,000,000 private placement of Convertible Preferred Stock through a group of institutional investors. The report included material under Item 5 and Item 7 of Form 8-K.

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

                  CARDIODYNAMICS  INTERNATIONAL  CORPORATION


Date: October 15, 1998                  By: /s/ MICHAEL K. PERRY
      ----------------                      ------------------------------------
                                            Michael K. Perry
                                            Chief Executive Officer


Date: October 15, 1998                  By: /s/ STEPHEN P. LOOMIS
      ----------------                      ------------------------------------
                                            Stephen P. Loomis
                                            Vice President, Finance
                                            Chief Financial Officer and
                                            Corporate Secretary