Form 10QSB/A
period 1998-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1998-11-20
CIK 719722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB\A

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

                                 (619) 535-0202
                         (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                 ---    ---
As of October 31, 1998, 32,120,434 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
   (check one):
Yes        No   X
    -----     -----

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------
PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

         Balance Sheets at August 31, 1998 and November 30, 1997.              3

         Statements of Operations for the three and nine months
         ended August 31, 1998 and August 31, 1997.                            4

         Statements of Cash Flows for the nine months ended August 31,
         1998 and August 31, 1997.                                             5

         Notes to Financial Statements                                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   7


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 2.  CHANGES IN SECURITIES                                                13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

ITEM 5.  OTHER INFORMATION                                                    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     16

         SIGNATURES                                                           18

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 BALANCE SHEETS


                                                                             AUGUST 31,       NOVEMBER 30,
                                                                                1998              1997
                              ASSETS                                        (Unaudited)       (Audited)
                                                                            ------------     ------------
Current assets:
   Cash and cash equivalents                                                $  4,119,056     $  2,655,349
   Accounts receivable, net of allowance for doubtful accounts
        and returns of $26,562 and $161,824, respectively                        544,845           51,568
   Inventory, net                                                              1,012,202          906,111
   Other current assets                                                           54,643          137,735
                                                                            ------------     ------------
               Total current assets                                            5,730,746        3,750,763

Property and equipment, net                                                      182,903          244,654
Deposits                                                                          40,099           27,788
                                                                            ------------     ------------
               Total assets                                                 $  5,953,748     $  4,023,205
                                                                            ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $    537,852     $    295,524
   Accrued expenses                                                              140,327           22,292
   Accrued salaries, wages and benefits                                          210,224           83,632
   Note payable - related parties                                              1,000,000               --
   Note payable to bank                                                        2,000,000               --
   Current maturities of long-term debt                                           11,280           11,300
   Customer deposits                                                               1,935            2,995
   Reserve for inventory returns                                                  93,850          614,860
                                                                            ------------     ------------
               Total current liabilities                                       3,995,468        1,030,603

Long-term debt, less current maturities                                           50,333           26,523

Commitments and contingencies

Convertible Preferred stock, no par value; 18,000,000 shares authorized:
        issued and outstanding 3,000 Series A shares at August 31, 1998,       2,880,903               --
        No shares authorized or outstanding at November 30, 1997

Shareholders' equity:
   Common stock, no par value; 50,000,000 shares authorized;
        issued and outstanding 32,113,743 shares at August 31,
        1998 and 32,085,743 at November 30, 1997                              14,859,027       14,826,762
   Accumulated deficit                                                       (15,831,983)     (11,860,683)
                                                                            ------------     ------------
               Total shareholders' equity                                       (972,956)       2,966,079
                                                                            ------------     ------------
               Total liabilities and shareholders' equity                   $  5,953,748     $  4,023,205
                                                                            ============     ============



                 See accompanying notes to financial statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 AUGUST 31,                       AUGUST 31,
                                       -----------------------------     -----------------------------
                                           1998             1997             1998            1997
                                       -----------------------------     -----------------------------
Net sales                              $    670,723     $    265,000     $  1,295,961     $  1,175,456

Cost of sales                               299,172          191,717          784,750          653,319
                                       ------------     ------------     ------------     ------------
       Gross margin                         371,551           73,283          511,211          522,137

Operating expenses:
   Research and development                 564,562          479,183        1,709,040          883,178
   Selling, general and
     administrative expenses              1,023,944          661,954        2,708,204        2,103,125
                                       ------------     ------------     ------------     ------------
       Total operating expenses           1,588,506        1,141,137        4,417,244        2,986,303

Loss from operations                     (1,216,955)      (1,067,854)      (3,906,033)      (2,464,166)

Other income (expense):
   Interest, net                            (76,121)          54,947          (68,368)         130,642
   Loss on  sales of securities                  --               --               --         (164,853)
   Other, net                                   901               --            3,901               --
                                       ------------     ------------     ------------     ------------
       Total other income (expense)         (75,220)          54,947          (64,467)         (34,211)

Loss before income taxes                 (1,292,175)      (1,012,907)      (3,970,500)      (2,498,377)

Income taxes                                     --               --             (800)            (800)
                                       ------------     ------------     ------------     ------------
        Net loss                       $ (1,292,175)    $ (1,012,907)    $ (3,971,300)    $ (2,499,177)
                                       ============     ============     ============     ============
Net loss per common share,
     basic and diluted                 $      (0.04)    $      (0.03)    $      (0.12)    $      (0.08)
                                       ============     ============     ============     ============
Weighted-average number of
   common shares outstanding             32,105,450       31,926,368       32,097,451       31,159,407
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


BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for Form 10-QSB and therefore do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles.

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

CONVERTIBLE PREFERRED STOCK

On August 21, 1998, the Company sold 3,000 shares of Series A convertible preferred stock and 123,000 warrants to institutional investors for $3,000,000. The Series A preferred stock is convertible into common stock at the lesser of $2.70 or 95% of the then-current common stock market value. The holders of the preferred stock can require redemption for cash (at 130% of stated value) instead of conversion for shares in the event that the Company is acquired or defaults in certain ways. The preferred stock has a cumulative dividend of 3% per year.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report, and with the Company's audited financial statements and notes thereto for the fiscal year ended November 30, 1997. Certain statements set forth herein are forward-looking and involve risks and uncertainties. For information regarding identification of such statements and potential factors that could have a material adverse effect on the Company's business, operating results, and financial condition refer to the Company's November 30, 1997 Form 10-KSB and page 18 of this report.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time the Company does not believe that this statement will have a significant impact on the financial position or results of operations for the year ending November 30, 1998.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Matters (Continued)


In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. At this time the Company does not believe that this Statement will have a significant impact on the financial position or results of operations for the year ending November 30, 1998.

In February 1998, the FASB issued SFAS No.132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits." This statement specifies information to be disclosed by employers for defined benefit plans or defined benefit post retirement plans. This statement shall be in effect for financial statement periods beginning after December 15, 1997. At this time the Company does not believe that this statement has a significant impact on the financial position or results of operations for the year ending November 30, 1998.

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses hedging activities relating to changes in foreign exchange rates and other futures contracts. As of August 31, 1998 the Company has no investments in derivatives.


YEAR 2000 COMPLIANCE

Many computer systems experience problems handling dates beyond the year 1999. Virtually any business that relies on computers will be impacted by this issue. In addition to areas within the Company there are governmental agencies, financial institutions, utilities and other basic service providers that may encounter problems that are outside the control of the Company. In order to correct this issue, some computer hardware and software will need to be modified prior to the year 2000 in order for it to remain functional.

The Company has taken steps to assess the internal readiness of its computer systems and the compatibility of its products sold to customers for handling the year 2000 issue. The Company has created a Year 2000 task force and a plan to address these issues. The project has been broken down into the following phases.

o Awareness: To create awareness of the potential business implications of the Year 2000 challenge within the Company. Appropriate Company employees will be kept informed of the news and issues related to the Year 2000 issue. The Company will focus on both its technology systems as well as its products.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Matters (Continued)


o Inventory and Assessment: The Company will inventory all of its computer software and hardware as well as facilities, telecommunications, and external interfaces. Significant third party vendors will be contacted to determine their are Year 2000 readiness.

o Renovation: As problems are discovered, strategies will be developed to either correct the problem or determine if new equipment or software is necessary.

o Testing: Testing of the renovated systems will occur to determine whether they are performing reliably under Year 2000 conditions.

o Implementation: Upon successful completion of the testing process the assets will be reintroduced into production in order to allow adequate time to prevent any unforeseen circumstances.

o Contingency: In addition, the Company will develop a contingency plan in the event that its internal systems, products or suppliers are not Year 2000 compliant.

The Company is currently in the inventory and assessment stage and anticipates completing any necessary renovation, testing and implementation within the next twelve months. It has already been determined that the internal network, and manufacturing requirements planning software is certified as Year 2000 complaint. Additionally, the Company's newest products have been specifically tested for Year 2000 performance and no Year 2000 problems were identified. The Company is still in the early stages of contacting key third party vendors. Renovation and testing, if required, will begin if problems are identified. The Company plans to have all stages of the Year 2000 project completed no later than the fall of 1999.

Thus far, the Company has not had to spend significant amounts of money through this phase of the process. The Company currently believes that the cost of addressing this issue will not have a material adverse effect on the Company's business, results of operations, and financial condition. However, if the vendors of the Company's most important goods and services, or suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce and sell its products, such failure could have material adverse effect on the results of operations, liquidity and financial condition of the Company.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION



PART II -- OTHER INFORMATION

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

          All Series A Convertible Preferred Stock still outstanding on the Mandatory Conversion Date will automatically be converted then. The Mandatory Conversion Date is August 21, 2002, subject to the possibility of extension is certain events occur. The holders of the preferred stock can require redemption for cash (at 130% of stated value) instead of conversion for shares in the event that the Company is acquired or defaults in certain ways.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION



PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES (CONTINUED)

          No holder of Series A Convertible Preferred Stock may elect to convert for Common Stock which would give it more than a 4.99% of the Company's outstanding Common Stock, unless it has given the Company 61 days' advance notice of its intent to do so. Also, the Company shall not be obligated to issue, upon conversion of the Series A Convertible Preferred Stock as a whole, more shares than are allowed by Rule 4460(i) of the Nasdaq Stock Market, unless such above-the-threshold conversion is approved by the Company's shareholders; the excess above the threshold would, absent such shareholder approval, be handled by redemption rather than by conversion. The Rule 4460(i) threshold is 6,422,748 shares of Common Stock (19.99% of the Company's outstanding Common Stock at August 21, 1998).

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

          Proposal 1: Election of Directors for the coming year. The balloting for the directors was as follows:

                                                       AGAINST/       ABSTAINED/
                                           FOR         WITHHELD       NON-VOTES
                                        ----------------------------------------
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

PART II -- OTHER INFORMATION

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

          The Securities and Exchange Commission (the "SEC") recently amended Rule 14a-4, which governs the use by Company-affiliated proxyholders of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the Company-affiliated proxyholders would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     3.1 Restated Articles of Incorporation as filed July 24, 1998. (Incorporated by reference to August 31, 1998 Form 10-QSB, filed October 15, 1998.)

     3.2 Certificate of Determination of Preferences of Series A Convertible Preferred Stock. (Incorporated by reference to Form 8-K for the event of August 21, 1998, filed September 3, 1998.)

     4.1 Sixth Amended and Restated Secured Convertible Promissory Note, dated August 15, 1998 between CardioDynamics Holdings, LLC and the Company. (Incorporated by reference to August 31, 1998 Form 10-QSB, filed October 15, 1998.)

    10.1 Promissory Note and Credit Agreement, dated August 19, 1998 between Imperial Bank and the Company. (Incorporated by reference to August 31, 1998 Form 10-QSB, filed October 15, 1998.)

    10.2 Warrants to purchase 33,334 shares of CardioDynamics International Corporation Common Stock to Imperial Bank dated May 14, 1998. (Incorporated by reference to August 31, 1998 Form 10-QSB, filed October 15, 1998.)

    10.3 Warrants to purchase 15,000 shares of CardioDynamics International Corporation Common Stock to Imperial Bank dated August 21, 1998. (Incorporated by reference to August 31, 1998 Form 10-QSB, filed October 15, 1998.)

    10.4 1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference to August 31, 1997 Form 10-QSB.)

    10.5 Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference to August 31, 1998 Form 10-QSB, filed October 15, 1998.)

    10.6 Securities Purchase Agreement dated August 21, 1998 between the Company and certain Selling Shareholders. (Incorporated by reference to Form 8-K for event of August 21, 1997, filed September 3, 1998.)

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

    10.7 Form of Warrant issued August 21, 1998 to certain Selling Shareholders. (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September 3, 1998.)

    10.8 Registration Rights Agreement dated August 21, 1998 between the Company and certain Selling Shareholders. (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September 3, 1998.)

    10.9 Distribution Agreement dated March 31, 1998 between The Company and CARDIOMEDICS, Inc.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION


Date: November 18, 1998                 By: /s/ Michael K. Perry
                                            ------------------------------------
                                            Michael K. Perry
                                            Chief Executive Officer


Date: November 18, 1998                 By: /s/ Stephen P. Loomis
                                            ------------------------------------
                                            Stephen P. Loomis
                                            Vice President, Finance
                                            Chief Financial Officer and
                                            Corporate Secretary