Form 10KSB40/A
period 1997-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 1998-11-24
CIK 719722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended: NOVEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number: 0-11868

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-3533362
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    6175 NANCY RIDGE DRIVE, SUITE 300                    92121
          SAN DIEGO, CALIFORNIA                        (Zip Code)
(Address of principal executive offices)

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

The aggregate market value of the common stock held by nonaffiliates of the registrant at November 20, 1998, was approximately $88,331,191, based on the closing price for the Common Stock in the Nasdaq SmallCap Market. At November 20, 1998, 32,120,434 shares of registrant's Common Stock were outstanding.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X} No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

PART I, ITEM 7 Has been replaced in its entirety to eliminate the reference to fiscal 1995 in the Independent Auditors' Report of Peterson & Co.


ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CardioDynamics International Corporation

We have audited the accompanying balance sheet of CardioDynamics International Corporation (the "Company") as of November 30, 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation, as of November 30, 1996, and the results of its operations, changes in shareholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       /s/ PETERSON & CO.
                                       ------------------
                                          PETERSON & CO.

San Diego, CA
February 25, 1997

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


                                       /s/ KPMG PEAT MARWICK LLP
                                       -------------------------

San Diego, California
March 11, 1998

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                           November 30, 1997 and 1996

                 ASSETS (NOTES 4 AND 5)                               1997               1996
                                                                  ------------       -----------
Current assets:
  Cash and cash equivalents                                         $2,655,349          $706,190
  Investments in marketable securities                                      --           262,619
  Accounts receivable, less allowance for doubtful accounts
  and returns of $161,824 in 1997 and $7,461 in 1996
  (notes 7 and 10)                                                      51,568            24,925
  Inventory, net (notes 2, 7 and 10)                                   906,111           293,629
  Other current assets                                                 137,735            68,336
                                                                  ------------       -----------
              Total current assets                                   3,750,763         1,355,699
                                                                  ------------       -----------
Property and equipment, net (note 3)                                   244,654           109,632
Deposits                                                                27,788             4,250
                                                                  ------------       -----------
              Total assets                                          $4,023,205        $1,469,581
                                                                  ============       ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $295,524          $125,385
  Accrued expenses                                                      22,292            67,264
  Accrued salaries, wages and benefits                                  83,632            28,882
  Current maturities of long-term debt (note 4)                         11,300            12,100
  Customer deposits                                                      2,995            23,012
  Marketable securities held for redeemed preferred shares                  --            22,676
  Reserve for inventory returns (note 7)                               614,860                --
                                                                  ------------       -----------
              Total current liabilities                             1,030,603           279,319
                                                                  ------------       -----------
Long-term debt, less current maturities (note 4)                        26,523            37,822
                                                                  ------------       -----------

Shareholders' equity: (notes 4, 5 and 6)
  Preferred stock, no par value; no shares authorized in
    1997 and 500,000 shares authorized in 1996; no shares
    issued and outstanding in 1997 and 183,115 shares issued
    and outstanding at November 30, 1996                                    --           457,791
  Common stock, no par value; 50,000,000 shares authorized;
    issued and outstanding 32,085,743 shares at November 30,
    1997 and 29,581,696 shares at November 30, 1996                 14,826,762         8,366,514
  Unrealized loss on marketable securities                                  --           (89,270)
  Accumulated deficit                                              (11,860,683)       (7,582,595)
                                                                  ------------       -----------
              Total shareholders' equity                            2,966,079         1,152,440
                                                                  ------------       -----------
Commitments and contingencies (notes 7, 9 and 10)
              Total liabilities and shareholders' equity           $4,023,205        $1,469,581
                                                                  ============       ===========

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS

                 For the years ended November 30, 1997 and 1996


                                                         1997               1996
                                                     ------------       ------------
Net sales                                               $477,588           $146,655
Cost of sales                                            582,344            240,987
                                                     -----------        -----------
              Gross margin                             (104,756)           (94,332)

Operating expenses:
  Research and development                             1,334,900            680,549
  Selling, general, and administrative expenses        2,832,908          1,690,710
                                                     -----------        -----------
              Total operating expenses                4,167,808          2,371,259
                                                     -----------        -----------

Loss from operations                                  (4,272,564)        (2,465,591)

Other income (expense):
  Interest, net                                          173,329             (7,514)
  Loss on sale of securities                            (164,853)                --
  Other, net                                             (13,200)           (36,762)
                                                     -----------        -----------
                                                          (4,724)           (44,276)
                                                     -----------        -----------

Loss before income taxes                              (4,277,288)        (2,509,867)
Income taxes                                                (800)              (800)
                                                     -----------        -----------
              Net loss                              $(4,278,088)       $(2,510,667)
                                                     ===========        ===========

Net loss per common share                                  $(.14)             $(.11)
                                                     ===========        ===========

Weighted-average number of common and common
  equivalent shares outstanding                       31,385,507         22,926,074
                                                     ===========        ===========

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the years ended November 30, 1997 and 1996

                                                            PREFERRED STOCK                    COMMON STOCK
                                                      --------------------------       ---------------------------
                                                       SHARES           AMOUNT           SHARES           AMOUNT
                                                      --------       -----------       ----------      -----------
Balance at November 30, 1995                           246,793          $616,986       19,251,320       $4,919,858

Issuance of common stock - private placement                --                --          236,220          625,000
Issuance of common stock - professional services            --                --           45,000           11,250
Issuance of common stock - related parties                  --                --        9,948,000        2,487,000
Compensatory stock options granted                          --                --               --           50,878
Preferred shares redeemed                              (63,678)         (159,195)          63,678          136,519
Unrealized gain on marketable securities                    --                --               --               --
Exercise of Class A warrants                                --                --              113              226
Exercise of Class B warrants                                --                --           25,350           93,730
Exercise of Class C warrants                                --                --           12,015           42,053
Net loss                                                    --                --               --               --
                                                      --------       -----------       ----------      -----------
Balance at November 30, 1996                           183,115           457,791       29,581,696        8,366,514

Issuance of common stock, net of issuance
  costs and rescinded stock purchases                       --                --        2,290,882        5,946,015
Issuance of common stock - upon exercise of
  stock options                                             --                --           30,000           37,600
Compensatory stock options granted                          --                --               --           18,642
Preferred shares converted                            (183,115)         (457,791)         183,115          457,791
Unrealized loss on marketable securities                    --                --               --               --
Exercise of Class C warrants                                --                --               50              200
Net loss                                                    --                --               --               --
                                                      --------       -----------       ----------      -----------
Balance at November 30, 1997                                --          $     --       32,085,743      $14,826,762
                                                      ========       ===========       ==========      ===========


                                                     UNREALIZED
                                                      LOSS ON
                                                     MARKETABLE      ACCUMULATED
                                                     SECURITIES        DEFICIT             TOTAL
                                                     ----------      ------------       -----------
Balance at November 30, 1995                          $(92,738)       $(5,071,928)         $372,178

Issuance of common stock - private placement                --                 --           625,000
Issuance of common stock - professional services            --                 --            11,250
Issuance of common stock - related parties                  --                 --         2,487,000
Compensatory stock options granted                          --                 --            50,878
Preferred shares redeemed                                   --                 --           (22,676)
Unrealized gain on marketable securities                 3,468                 --             3,468
Exercise of Class A warrants                                --                 --               226
Exercise of Class B warrants                                --                 --            93,730
Exercise of Class C warrants                                --                 --            42,053
Net loss                                                    --         (2,510,667)       (2,510,667)
                                                      --------       ------------       -----------
Balance at November 30, 1996                           (89,270)        (7,582,595)        1,152,440

Issuance of common stock, net of issuance
  costs and rescinded stock purchases                       --                 --         5,946,015
Issuance of common stock - upon exercise of
  stock options                                             --                 --            37,600
Compensatory stock options granted                          --                 --            18,642
Preferred shares converted                                  --                 --                --
Unrealized loss on marketable securities                89,270                 --            89,270
Exercise of Class C warrants                                --                 --               200
Net loss                                                    --         (4,278,088)       (4,278,088)
                                                      --------       ------------       -----------
Balance at November 30, 1997                                --       $(11,860,683)       $2,966,079
                                                      ========       ============       ===========

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                 For the years ended November 30, 1997 and 1996

                                                                    1997              1996
                                                                -----------       -----------
Cash flows from operating activities:
  Net loss                                                      $(4,278,088)      $(2,510,667)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                    82,678            92,029
    Loss on disposal of fixed assets                                     --            37,348
    Loss on disposition of marketable securities                    164,853                --
    Provision for refurbishment of demonstration inventory
      units                                                          69,337            73,766
    Provision for doubtful receivables                              154,363             7,575
    Compensatory stock options granted                               18,642            50,878
    Changes in operating assets and liabilities:
      Accounts receivable                                          (181,006)           43,361
      Inventory                                                    (681,819)         (133,303)
      Other current assets                                          (69,399)          (67,694)
      Deposits                                                      (23,538)            2,365
      Accounts payable                                              170,139           (60,642)
      Accrued expenses                                              (44,972)          (17,268)
      Accrued salaries, wages and related benefits                   54,750           (18,975)
      Customer deposits                                             (20,017)           (3,063)
      Reserve for inventory returns                                 614,860                --
                                                                -----------       -----------
              Net cash used in operating activities              (3,969,217)       (2,504,290)
                                                                -----------       -----------
Cash flows from investing activities:
  Purchases of property and equipment                              (217,700)          (43,415)
  Proceeds from sale of marketable securities                       164,360                --
                                                                -----------       -----------
              Net cash used in investing activities                 (53,340)          (43,415)
                                                                -----------       -----------
Cash flows from financing activities:
  Repayment of long-term debt                                       (12,099)          (12,805)
  Proceeds from debt issuance to related party                           --         1,800,000
  Issuance of common stock                                        5,983,815         1,459,259
                                                                -----------       -----------
              Net cash provided by financing activities           5,971,716         3,246,454
                                                                -----------       -----------
Net increase in cash and cash equivalents                         1,949,159           698,749
Cash and cash equivalents at beginning of year                      706,190             7,441
                                                                -----------       -----------
Cash and cash equivalents at end of year                        $ 2,655,349       $   706,190
                                                                ===========       ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                        $     5,943       $     9,490
  Cash paid for income taxes                                    $       800       $       800

Supplemental disclosures of noncash investing and
    financing activities:
  Common stock issued upon redemption or conversion of          $   457,791       $   136,519
    preferred stock
  Decrease in unrealized loss on marketable securities          $    89,270       $     3,468
  Common stock issued upon conversion of long-term debt         $        --       $ 1,800,000
  Marketable securities held for redeemed preferred shares      $        --       $    22,676

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

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(2) INVENTORY

    Inventory at November 30 consists of the following:

                                                        1997          1996
                                                      --------      --------
   Electronic components and subassemblies            $490,707      $134,371
   Finished goods                                           --       115,905
   Demonstration units                                  48,037        43,353
   Distributor inventory to be returned (note 7)       367,367            --
                                                      --------      --------
                                                      $906,111      $293,629
                                                      ========      ========

    The Company purchases most electronic components and subassemblies from three suppliers. The Company believes that, should these suppliers not be able to provide inventory to the Company, it would be able to obtain alternate suppliers within a reasonable amount of time to meet production demands.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

(3) PROPERTY AND EQUIPMENT

    Property and equipment at November 30 consist of the following:

                                                          1997            1996
                                                       ---------       ---------
   Furniture                                           $  82,840       $  40,084
   Exhibit booth                                          48,013          48,013
   Other equipment                                        91,924          69,222
   Lab equipment                                          68,122          48,381
   Manufacturing equipment and fixtures                   13,532           3,500
   Sales equipment                                        55,040          48,917
   Computers                                              10,814           7,664
   Leasehold improvements                                113,196              --
                                                       ---------       ---------
                                                         483,481         265,781
   Less accumulated depreciation and amortization       (238,827)       (156,149)
                                                       ---------       ---------
                                                       $ 244,654       $ 109,632
                                                       =========       =========

    Depreciation and amortization expense for property and equipment for the years ended November 30, 1997 and 1996 was $82,678 and $62,739, respectively.

(4) LONG-TERM DEBT

    Long-term debt at November 30 consists of the following:

                                                                                 1997           1996
                                                                               --------       --------
   Capitalized equipment lease payable in 60
     monthly installments of $350 including
     interest at 18% through March 31, 1997                                    $     --       $    820

   Prepetition and postpetition payroll taxes
     payable in installments including interest at
     8% through March 1999                                                       12,823         24,102

   Note payable to CardioDynamics Holdings, LLC, a related party, collateralized by substantially all assets of the Company, bearing interest at 7.5% per annum with interest-only payments due quarterly, maturing March 31, 2000, convertible into common stock at a rate of $.25 per share through March 30, 1998, $.30
     per share through March 30, 1999, and $.36 per
     share thereafter                                                            25,000         25,000
                                                                               --------       --------
                                                                                 37,823         49,922
  Less current maturities of long-term debt                                     (11,300)       (12,100)
                                                                               --------       --------
                                                                               $ 26,523       $ 37,822
                                                                               ========       ========

    The aggregate maturities of long-term debt subsequent to November 30, 1997 are as follows: 1998, $11,300; 1999, $1,523; and 2000, $25,000.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

(5) SHAREHOLDERS' EQUITY

    During February 1995, the Company entered into an agreement with a related party, CardioDynamics Holdings, LLC ("CDH"), a California limited liability company, for the purchase of approximately 37.6% of the Company's common stock. In exchange for the issuance of these shares, the Company received $225,000. Additionally, the Company issued a five-year secured promissory note (the "CDH note") in the amount of $100,000. In fiscal 1996 and 1997, the CDH note was amended to increase the loan amount, establish a per share conversion price of $0.25 per share, subject to adjustment under specified circumstances, and change the maturity date to March 31, 2000. In March 1996, CDH advanced $1,800,000 under the CDH note. This advance was converted into 7,200,000 shares of common stock of the Company in June 1996 at a rate of $0.25 per share. The CDH note is collateralized by an unsubordinated interest in substantially all of the assets of the Company. Advances under the CDH note accrue interest at 7.5% with interest-only payable quarterly through maturity at March 31, 2000. At any time after February 6, 1997, the CDH note is convertible into the shares of the Company's common stock at CDH's option at predetermined conversion prices. Additionally, CDH obtained the right to purchase, at $0.25 per share, the same number of shares of common stock as the Company may from time to time issue to others. At November 30, 1997 and 1996, $25,000 was outstanding under this note.

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

    At November 30, 1997, the Company has outstanding warrants to purchase shares of common stock as follows:

                                 COMMON STOCK     EXERCISE       EXERCISABLE
                                    SHARES         PRICE         ON OR BEFORE
                                 ------------     --------     -----------------
    EVEREN Securities, Inc.        276,514         $3.56       March 6, 2002
    Series C warrants              231,747          6.00       December 31, 1997
                                   -------

   Total warrants exercisable
     for common stock              508,261
                                   =======

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

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

                                            1997                1996
                                        -----------         -----------
   Net loss, as reported                $(4,278,088)        $(2,510,667)
   Pro forma net loss                   $(4,627,069)        $(2,662,271)
   Net loss per share, as reported      $      (.14)        $      (.11)
   Pro forma net loss per share         $      (.15)        $      (.12)

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

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

    Stock option activity during the periods indicated is as follows:

                                                        WEIGHTED-
                                                        AVERAGE
                                        NUMBER OF       EXERCISE
                                        SHARES           PRICE
                                      ---------         ---------
    Balance at November 30, 1995        186,000          $1.26
    Granted                             495,000           1.73
                                      ---------          -----

    Balance at November 30, 1996        681,000           1.60
    Granted                             829,000           3.23
    Exercised                           (30,000)          1.25
    Forfeited                           (28,000)          3.12
    Expired                              (8,000)          3.44
                                      ---------          -----

   Balance at November 30, 1997       1,444,000          $2.50
                                      =========          =====

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

                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                           -------------------------------------   -----------------------
                                          WEIGHTED-
                                           AVERAGE     WEIGHTED-                 WEIGHTED-
              RANGE OF                    REMAINING    AVERAGE                    AVERAGE
              EXERCISE       NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
               PRICES      OUTSTANDING       LIFE       PRICE      EXERCISABLE     PRICE
            ------------   -----------  ------------  ----------   -----------   ---------
            0.95 - 1.31       485,000        5.9         1.08        265,000      $1.16
            2.16 - 3.19       608,000        8.9         3.03        124,000       2.89
            3.25 - 4.56       351,000        8.1         3.55        145,500       3.69
                            ---------                                -------
                            1,444,000        7.7         2.50        534,500      $2.25
                            =========                                -------

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

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

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

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

(8) INCOME TAXES

    Income taxes in the accompanying statements of operations are comprised of the following:

                                       1997      1996
                                       ----      ----
                          Federal      $ --      $ --
                          State         800       800
                                       ----      ----

                                       $800      $800
                                       ====      ====

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

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of November 30, 1997 are:

           YEAR ENDING NOVEMBER 30,
           ------------------------

                    1998                       $261,970
                    1999                        256,932
                    2000                        245,069
                    2001                        212,772
                    2002                        165,293
                                             ----------
           Total minimum lease payments      $1,142,036
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT INDEX

        The following exhibits are attached to this Report and are incorporated herein by reference:

EXHIBIT  TITLE
-------  -----

 23.1    Consent of Independent Auditors, KPMG Peat Marwick, LLP

 23.2    Consent of Independent Auditors, Peterson & Co.


 (b)     REPORTS ON FORM 8-K:

         None.


                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of San Diego, State of California, on the 24th day of November, 1998.

                                    CARDIODYNAMICS  INTERNATIONAL  CORPORATION

                                    By: /s/ Michael K. Perry
                                    Michael K. Perry
                                    Director and Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Michael K. Perry, as attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment to this Registration Statement and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting to said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                        Title                    Date
          ---------                        -----                    ----
/s/ MICHAEL K. PERRY                   Director and            November 24, 1998
----------------------------      Chief Executive Officer
      Michael K. Perry         (Principal Executive Officer)

/s/ STEPHEN P. LOOMIS          Vice President, Finance and     November 24, 1998
----------------------------     Chief Financial Officer
      Stephen P. Loomis         (Principal Financial Officer
                                            and
                               Principal Accounting Officer)

/s/ STEPHENSON M. DECHANT*                Director             November 24, 1998
----------------------------
    Stephenson M. Dechant

          Signature                        Title                    Date
          ---------                        -----                    ----
/s/ NICHOLAS V. DIACO, M.D.*             Director              November 24, 1998
----------------------------
    Nicholas V. Diaco, M.D.

/s/ LOUIS P. FERRERO*                    Director              November 24, 1998
----------------------------
       Louis P. Ferrero

/s/ CAM L. GARNER*                       Director              November 24, 1998
----------------------------
        Cam L. Garner

/s/ JAMES C. GILSTRAP*                   Director              November 24, 1998
----------------------------
      James C. Gilstrap

/s/ RICHARD O. MARTIN*                   Director              November 24, 1998
----------------------------
      Richard O. Martin

/s/ RICHARD E. OTTO*                     Director              November 24, 1998
----------------------------
       Richard E. Otto

/s/ MICHAEL D. PADILLA*                  Director              November 24, 1998
----------------------------
     Michael D. Padilla

/s/ ALLEN E. PAULSON*                    Director              November 24, 1998
----------------------------
      Allen E. Paulson

*By Michael K. Perry, as attorney-in-fact