Form 10-K405
period 1998-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 1999-03-01
CIK 719722

                         UNITED  STATESUNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF
     1934

              For the fiscal year ended:  November 30, 1998

                                      OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ending November 30, 1998, were $2,098,696.

The aggregate market value of the Common Stock held by nonaffiliates of the registrant at February 20, 1999, was approximately $ 21,855,716 based on the closing price for the Common Stock in the Nasdaq SmallCap Market. At February 20, 1999, 32,741,126 shares of registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Form 10-KSB including the section entitled "Risk Factors" on pages 16 to 25 of this document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

                                    PART  I

ITEM 1.   DESCRIPTION  OF  BUSINESS

At CardioDynamics International Corporation, we develop, manufacture and market heart monitoring devices which provide physicians with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike other cardiac function monitoring technologies, our monitors are non-invasive. Our primary products, the BioZ(TM) System, the BioZ(TM) Portable, and the BioZ.com(TM) use a technology called thoracic electrical bioimpedance to obtain data which is typically available only through a time-consuming, costly, and potentially dangerous invasive procedure known as right heart catheterization, or pulmonary artery catheterization.

Many patients who might otherwise benefit from cardiac function monitoring are often not given such treatment because the risks and costs associated with pulmonary artery catheterization often outweigh the potential benefits. The BioZ(TM) Systems allow such patients to receive treatment in a safe, efficient, and cost-effective manner. Since the BioZ(TM) Systems provide cardiac function monitoring noninvasively, these systems have the potential to expand the number of clinical applications well beyond cardiac, intensive care, and surgery. These include applications for emergency, hypertensive, congestive heart failure, high risk obstetric, immune suppressed, dialysis, pacemaker, and sports medicine patients.

In November 1996, we received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") to market the BioZ(TM) System, a completely re-engineered, digital signal processing-based version of an earlier, previously-approved analog thoracic electrical bioimpedance machine developed by Bomed in the 1980's. Additionally, in September 1997, the FDA granted 510(k) clearance to us to market the BioZ(TM) Portable System and implement our proprietary Digital Impedance Signal Quantifier ("DISQ(TM)") technology into our next generation of monitors. DISQ(TM) provides improved measurement of impedance waveforms through enhanced digital signal processing and automatic calibration.

In March 1998, we received 510(k) marketing clearance for our next generation monitoring system, the BioZ.com(TM) incorporating the Z MARC(TM) (Modulating Aortic Compliance) algorithm which allows the system to sense and modulate values on patients with over or under compliant aortas. The BioZ.com(TM) is even more compact than the BioZ(TM) Portable and features a transport battery, integrated blood pressure module and direct data interface to most hospital central monitoring systems. In November 1998, our systems received from the Health Care Financing Administration (HCFA) formal approval for full Medicare coverage on a nationwide basis. These FDA clearances, together with Medicare reimbursement, provide us with the opportunity to significantly increase our sales.

We were incorporated as a California corporation in June 1980 as Bomed Medical Manufacturing, Ltd. ("Bomed") and changed our name to CardioDynamics International Corporation in October 1993. Our principal executive offices are located at 6175 Nancy Ridge Drive, Suite 300, San Diego, California 92121, and our telephone numbers are (888) 522-2342 and (619) 535-0202. Our Common Stock trades on The Nasdaq Stock Market(SM), under the symbol CDIC.

Industry Overview

Hemodynamic measurements provide information about the cardiovascular system's ability to deliver oxygen-rich blood throughout the body. There are several parameters that are used to assess the effectiveness of the cardiovascular system. For example, heart rate and blood pressure provide important information about of the effectiveness of the cardiovascular system. In healthy or slightly ill patients, heart rate and blood pressure often provide physicians with sufficient information to adequately evaluate their patients. However, in critically ill patients, or patients with complex diseases, more precise hemodynamic parameters are required for assessment and patient management. Examples of these more physiologically precise parameters include:

          .      The speed and strength of the heart's contraction;
          .      The amount of blood pumped per beat;
          .      The amount of blood pumped per minute;
          .      The resistance to the flow of blood throughout the vascular system;
          .      The amount of fluid in the chest.

The BioZ(TM) Systems continuously measure, calculate, and display each of these physiological parameters.

Invasive Methodology. Although hemodynamic parameters are critical in assessing cardiac function, historically they have been difficult to obtain. The primary method currently used to measure hemodynamic parameters is pulmonary artery catheterization. Introduced in the 1970's, pulmonary artery catheterization is invasive in that it requires direct access to the heart. The procedure involves an incision into a patient's neck or groin region and insertion of a catheter through the vascular system and through the heart directly into the pulmonary artery.

This procedure can cause serious complications including pneumothorax, pulmonary artery rupture, arrhythmia, and severe infections. Complication rates are approximately 10% to 24% (Moore et al., Surgical Clinics of North America, August 1991). Additionally, a study which was reported in the September 1996 issue of the Journal of the American Medical Association ("JAMA") by Connors et al., determined that the use of pulmonary artery catheterization to monitor cardiac output significantly increased the risk of death in critically ill patients. This study, which examined data from 5,735 intensive-care patients treated at five U.S. medical centers, reported that patients who underwent pulmonary artery catheterization had a 21% higher risk of death within 30 days of discharge compared to those who did not undergo the procedure. The importance of this finding is underscored by the fact that patients in both groups were matched for disease severity and prognosis.

Another significant consideration in the use of pulmonary artery catheterization is cost. The pulmonary artery catheterization procedure requires a hospital to allocate valuable resources in terms of an intensive care unit bed, cardiac catheterization laboratory, or operating room, highly skilled medical personnel and expensive equipment to obtain non-continuous hemodynamic data. According to the above referenced JAMA article, the mean cost of the hospital stay for critically ill patients having a pulmonary artery catheterization was $49,300, or $13,600 (38%) greater than the $35,700 cost for similar critically ill patients who did not undergo pulmonary artery catheterization. Overall, it is estimated by the authors of the JAMA article that there are one million pulmonary artery catheterizations performed annually in the U.S. The associated annual cost to the U.S. healthcare system is estimated at $2 billion for the cost of catheters and their insertion and an additional $12 billion per year for the cost of complications arising from the procedure.

Many patients who might otherwise benefit from hemodynamic monitoring are excluded presently because the risks and costs associated with pulmonary artery catheterization often outweigh the potential benefits.

Noninvasive Methodology. Our core technology, thoracic electrical bioimpedance, is a noninvasive technology, which determines the mechanical activity of the heart (blood flow), rather than its electrical activity (ECG). Thoracic electrical bioimpedance has significant advantages over pulmonary artery catheterization, including:

    . Elimination of pulmonary artery catheterization-caused complications and death;
    . Lower costs;
    . Reduction in set-up and procedure time;
    . Immediate availability of hemodynamic parameters;
    . Continuous, real time data;
    . Expanded clinical applications.

Thoracic electrical bioimpedance is based on Ohm's Law and the fact that blood is the most electrically conductive substance in the body. Blood volume and blood velocity change with each heart beat and results in a change in the electrical conductivity, or impedance, of the chest.

In order to measure this conductivity change, the BioZ(TM) Systems use four dual electrodes (two on the neck and two on the chest) to deliver a high frequency (70 kHz), low magnitude (4 mA) alternating current through the chest. Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain. Additionally, at a high frequency, there is no sensation to the patient. With current set at a constant magnitude, variations in blood volume and velocity in the descending thoracic aorta cause a proportional voltage change. The measured voltage change is processed by the BioZ(TM) Systems, using sophisticated proprietary Digital Signal Processing ("DSP") technology. An impedance waveform is captured and electronically processed to produce a rate of impedance change. The changes in impedance are then applied to the Z MARC(TM) algorithm to calculate 12 hemodynamic parameters including:

    . Stroke volume;
    . Cardiac output;
    . Systemic vascular resistance;
    . Thoracic fluid content;
    . Velocity index;
    . Acceleration index;
    . Pre-ejection period;
    . Left ventricular ejection time;
    . Heart rate.

In the simplest of terms, thoracic electrical bioimpedance measures the change in conductivity (or the inverse, which is impedance) over a change in time, while pulmonary artery catheterization measures the change in blood temperature over a change in time. Because our products noninvasively measure cardiac function parameters, broader clinical applications exist for our products, including use on critically ill, surgical, emergency, hypertensive, congestive heart failure, high risk obstetric, dialysis, sports medicine, and pacemaker patients.

Some hemodynamic measurements using thoracic electrical bioimpedance are subject to inaccuracies when the theoretical calculations do not fit a particular patient's clinical circumstances. The following conditions may limit the accuracy of thoracic electrical bioimpedance data:

          .  Severe septic shock;*
          .  Significant pulmonary hypertension;
          .  Severe aortic valve regurgitation;
          .  Severe hypertension;
          .  Ventricular rhythms;
          .  Tachycardia rates greater than 180 beats per minute;
          .  Patients shorter than 47 inches;*
          .  Patients who weigh less than 66 pounds or more than 342 pounds,*
          .  Extreme patient movement.*
             _______________
             * We are currently working on algorithms that, if we succeed in developing them, may allow the technology to function on patients with these conditions.

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

In November 1998 our systems received from the Health Care Financing Administration (HCFA) recommended approval for full Medicare coverage on a nationwide basis. This approval provides for national coverage to over 75 million Americans.

Company History

Noninvasive alternatives for cardiac function monitoring have been studied for a number of years. In fact, thoracic electrical bioimpedance has been researched since the 1940's. In the 1960's and 1970's, thoracic electrical bioimpedance research was funded by NASA, whose goal was to monitor non-invasively astronauts' cardiac functions under conditions of space flight. While this was not practical with the technological limitations of that time, thoracic electrical bioimpedance found its way into medical research.

In 1980, Bomed Medical Manufacturing (Bomed) was founded to capitalize on the advent of managed healthcare. Throughout the 1980's, Bomed obtained patents on thoracic electrical bioimpedance and ultimately produced a noninvasive analog-based cardiac output monitor. The product had only modest commercial success due to reimbursement disincentives, microprocessor limitations and inaccurate physiological assumptions. Bomed entered into Chapter 11 bankruptcy in March 1992, and emerged in October 1993, under the name of CardioDynamics International Corporation.

Recognizing the potential value of thoracic electrical bioimpedance and the advancement of microprocessors, a group of investors, which included Allen E. Paulson, James C. Gilstrap, and Nicholas V. Diaco, M.D., purchased control of CardioDynamics International Corporation in February 1995. A new management team was recruited to revitalize the business and commercialize thoracic electrical bioimpedance. Since that time, we have made significant advances in many areas including:

    . Continued development of the core technologies related to our products; . Establishment of a prominent medical advisory board;
    . Completion of  important clinical trials;
    . Arrangement of additional capital;
    . Implementation of a sales and marketing plan;
    . Implementation of quality assurance and regulatory programs;
    . Three FDA product approvals;
    . HCFA reimbursement for nationwide Medicare coverage.

We believe our technological advancements, product improvements, high quality clinical trials, strong medical advisory board, and the product's low cost/low risk nature will enhance physician and insurance company acceptance of the BioZ(TM) Systems.

Products

BioZ(TM) System. The BioZ(TM) System is a noninvasive cardiac function monitoring device, with a suggested retail price of $22,900. It consists of a Pentium-based CPU, 15" high-resolution medical grade color monitor, and keyboard. Included in the CPU is our proprietary DSP circuit board and software. The BioZ(TM) System is available in ergonomically designed shelf cart or pole cart configurations. With the application of four dual electrodes to the patient's neck and chest, the physician is able to immediately assess twelve hemodynamic parameters.

Portable BioZ(TM) System. The Portable BioZ(TM) System is a noninvasive cardiac function monitoring device, with a suggested retail price of $24,540. This more compact version has a 10.4" active matrix color display and built-in keyboard. Our proprietary DSP circuit board and patented software are also an integral part of this system.

BioZ.com(TM) System. The BioZ.com(TM) is our newest product. This noninvasive cardiac function monitoring device, with a suggested retail ranging from $25,400 to $30,900 depending on accessories, is even more compact than the BioZ(TM) Portable and features a transport battery, integrated blood pressure module and direct data interface to most hospital central monitoring systems. The BioZ.com(TM) utilizes our proprietary DISQ(TM) technology and Z MARC(TM) algorithm, which provide improved measurement of impedance waveforms and automatic electronic calibration.

BioZ(TM) Transducer/Sensor Electrodes. We also market disposable sensors designed specifically for use with the BioZ(TM) Systems. With each monitoring event, four dual sensors are utilized. These sensors are placed on the patient's neck and chest and are generally replaced after each use or every 24 - 36 hours. Sales of this disposable component of the product mix should continue to increase as more of our machines are sold. The suggested retail price of the sensors is $10.00 per set (four dual sensors). An optional transducer sensor set with pre-attached lead wires is priced at $27.00 per set. The transducer sensors are preferred in operating rooms or for patients with infectious diseases.

Cardiac Function Parameters Provided by BioZ(TM) Systems and Corresponding PAC Parameters

-----------------------------------------------------------------------------------------------------------------------
BioZ(TM) System                             PAC                  Comments
Parameters                                  Parameters
-----------------------------------------------------------------------------------------------------------------------
SV (stroke volume, ml) and SVI               SV, SVI             BioZ measures volumes of blood flow; PAC measures
 (stroke volume indexed, ml/m/2/)                                pressures of blood flow.  SVI = SV divided by BSA
                                                                 (body surface area)
-----------------------------------------------------------------------------------------------------------------------
CO (cardiac output, l/min) and CI             CO, CI             Calculated parameters in both techniques:
 (cardiac output indexed,                                        CO = SV x HR, CI = CO divided by BSA
 l/min/m/2/)
-----------------------------------------------------------------------------------------------------------------------
SVR (systemic vascular resistance,           SVR                 Calculated from Mean Arterial Pressure (mmHg)
 mmHg x min x liters/-1/)
-----------------------------------------------------------------------------------------------------------------------
EDV (end diastolic volume, ml)               PAOP or "wedge      Wedge provides a reflection of left ventricular
                                             pressure"           pressure via measurement of the "back pressure" of
                                                                 blood flow in the pulmonary artery; inaccurate in
                                                                 patients with mitral valve disease. The BioZ EDV
                                                                 (which is an estimated value) provides a left
                                                                 ventricular end diastolic volume instead of pressure
-----------------------------------------------------------------------------------------------------------------------
VI (velocity index, liters/seconds)          No similar          Index of velocity of blood in the aorta; provides
                                             measurement         insight into LV contractility
-----------------------------------------------------------------------------------------------------------------------
ACI (acceleration index, liters              No similar          Index of acceleration of blood in the aorta; provides
 per seconds/2/)                             measurement         insight into LV contractility
-----------------------------------------------------------------------------------------------------------------------
LCW (left cardiac work,                      No similar          Useful clinical data regarding LV contractility and
kg x m x m/-2/)                              measurement         volemic status
-----------------------------------------------------------------------------------------------------------------------
PEP (pre-ejection period, msec)              No similar          Time from onset of ventricular depolarization to
                                             measurement         opening of aortic valve.  Used in calculation of STR
-----------------------------------------------------------------------------------------------------------------------
LVET (left ventricular ejection              No similar          Time from opening to closing of the aortic valve.
 time, msec)                                 measurement         Used in calculation of STR
-----------------------------------------------------------------------------------------------------------------------
STR (systolic time ratio,                    No similar          An index of LV performance.  An increase in STR
PEP/LVET)                                    measurement         indicates LV dysfunction; whereas, a decrease in STR
                                                                 indicates a stronger, more athletic heart
-----------------------------------------------------------------------------------------------------------------------
TFC (thoracic fluid content,                 No similar          Useful clinical data regarding patients' thoracic
ohms/-1/)                                    measurement         fluid status (intravascular, interstitial,
                                                                 intra-alveolar) and is important in distinguishing
                                                                 between cardiac and pulmonary problems.  Also, TFC
                                                                 trends with shock.
-----------------------------------------------------------------------------------------------------------------------
No similar measurement                       PVR (pulmonary      Determines pressure within the pulmonary vascular
                                             Vascular            circulation
                                             Resistance)
-----------------------------------------------------------------------------------------------------------------------
HR (heart rate, beats/min)                   No similar          BioZ measures HR via modified ECG leads
                                             measurement
-------------------------------------------------------------------------------------------------------------------------------

The Features and Benefits of the BioZ(TM) Systems, as Compared to PAC

--------------------------------------------------------------------------------------------------------------------
Feature                         Benefit
--------------------------------------------------------------------------------------------------------------------
Noninvasive                     Painless
                                No complications or death from procedure
                                Reduced costs and liabilities
                                May be used on wider range of patients
--------------------------------------------------------------------------------------------------------------------
Portable                        May be easily transported and used in many settings, including multiple hospital departments, physician offices and clinics
--------------------------------------------------------------------------------------------------------------------
Quick Setup                     Simple procedure performed by nurses or technicians
                                Rapid assessment with potential for improved patient outcomes
                                Immediate clinical decision capabilities
--------------------------------------------------------------------------------------------------------------------
Continuous Data                 Reports continuous changes
                                Potential for improved patient outcomes
--------------------------------------------------------------------------------------------------------------------
Disposable Sensors              Reduced cost per evaluation
--------------------------------------------------------------------------------------------------------------------

Warranty and Service

Our systems are sold with a limited thirteen-month parts and labor warranty commencing at the date of shipment. When warranty repairs are necessary, we generally perform them at our headquarters or, in some cases, by our distributors in authorized service centers. We also provide field clinical application specialists as necessary, as well as 24-hour on-call technical support. In addition to the standard warranty we offer extended service agreements, called Z CARE(TM) for hardware and software maintenance beyond the warranty period. Otherwise, we may also service equipment on a time and materials basis.

Marketing

Until recently, comprehensive cardiac function information has been available only in acute care settings, such as an intensive care unit (ICU) or operating room. The BioZ(TM) Systems make obtaining and assessing this type of information simple, rapid, cost-effective, safe, continuous and painless. For these reasons, we expect utilization of noninvasive cardiac function information to spread from the ICU and operating room to other areas of the hospital and expand beyond the hospital setting.

Departments serving high-risk surgical, critical care, obstetrics, acute dialysis, and emergency patients are the primary targets in the hospital market. The primary targets in the outpatient market include: cardiologists/general internists caring for congestive heart failure (CHF), hypertension, surgicenters, and obstetric/gynecology patients. Among the patients in the United States who can benefit from our technology are 60 million hypertensive patients, five million CHF patients, one million pacemaker patients, 50 million emergency patients and many patients requiring fluid management. CHF-related expenditures exceeded $40 billion in 1998, more than any other illness. Our products can facilitate the appropriate pharmacological treatment of these highly unstable patients.

In addition to significant savings in these costly disease states, with recent HCFA-mandated Medicare reimbursement, our BioZ(TM) Systems provide a tremendous financial incentive to the practicing outpatient physician. We have also identified a number of secondary target markets where thoracic electrical bioimpedance has potential applicability including: pharmaceutical companies, pacemaker companies, cardiac rehabilitation, burn units, home health care, exercise stress testing, and medical schools.

Our marketing strategy has been designed to:

    . Increase physicians' and hospital personnel's knowledge of thoracic electrical bioimpedance;

    . Remind physicians and hospital staff of the limitations and relative contraindications of pulmonary artery catheterization;

    . Remind physicians and hospital staff of the importance of hemodynamics in the treatment of patients who would normally not be monitored with a PAC, due to practice setting, costs, and complications;

    . Present the BioZ(TM) Systems as the technology of choice;

    . Build sales to establish ourselves as the market leader.

To accomplish this, we have invested considerable resources on market research, development of product literature, and attendance at trade shows that target our primary markets.

We will continue to participate in key medical trade shows including the North American Society of Pacing and Electrophysiologists, the American Society of Anesthesiology, the American Heart Association, the Society for Critical Care Medicine, the American College of Cardiology, the American Society of Cardiovascular Professionals, the American College of Emergency physicians, the American Society of Critical Care Medicine, American College of Surgeons, and others. These trade shows result not only in valuable exposure of our Company and its products, but also are a good source of leads, some of which have resulted in product sales.

Advertising in key medical publications has been used to a limited degree. The target audience and publications have been carefully selected to maximize exposure at a reasonable cost. Targeted direct mailing campaigns were used in fiscal 1997. In 1998, our efforts were refined and expanded to support the direct sales efforts. Targeted audiences included anesthesiologists, surgeons (orthopedic, vascular, and general), critical care physicians, biomedical technicians, hospital Chief Financial Officers, cardiologists, internists, and home health care agencies.

In late 1998 we received authorization from TUV Rhineland of North America to place the CE Mark on our BioZ.com(TM). The CE Mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ.com(TM) throughout Europe. In anticipation of receiving the CE Mark approval we have already established a network of European Distributors. As of the end of fiscal 1998 we have formalized distribution agreements covering eleven European countries.

We actively support research utilizing the BioZ(TM) Systems. In addition to providing further clinical validation for thoracic electrical bioimpedance, we plan to have each study published in a peer-reviewed journal and/or presented at major medical conferences. Clinical publications and presentations at major medical conferences provide us with the exposure necessary to establish the credibility of thoracic electrical bioimpedance, and the BioZ(TM) Systems in particular.

Sales and Distribution

The United States medical marketplace consists of two distinct segments: the hospital (acute care) market, and the outpatient (alternative care) market. During fiscal 1997, we established distribution agreements with seventeen regional specialty distributors as our representatives in the hospital market. These distributors collectively covered 44 states, and employed over 100 sales representatives. By the end of fiscal 1997, it was apparent that we needed to broaden our sales channel. We opted to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the United States, and reduced the number of domestic distributors.

We determined that a direct sales force could more effectively demonstrate the cost and safety advantages of the BioZ(TM) over traditional invasive techniques by directly marketing to, and educating, health care professionals and insurance companies, including HMOs, as to the positive cost advantages and clinical outcome profiles of the BioZ(TM) Systems. This marketing strategy has proven to be more effective and is one of the major reasons we show such a substantial increase in our annual sales for fiscal 1998.

Despite the significant benefits and numerous applications of the BioZ(TM) Systems, it is a "concept sale" that requires physicians to change conventional practices (some of which are reimbursed at a higher rate than thoracic electrical bioimpedance). In addition, the hospital buying cycle can be long and complex, particularly for a new product that is unbudgeted. Consequently, the amount of time and effort required to penetrate these markets is often greater than the time and effort many of the distributor sales representatives were willing to invest.

In 1998, we hired 12 domestic direct sales representatives and our three existing territory sales managers assumed responsibilities as direct sales representatives. These sales representatives have been placed in major metropolitan areas throughout the United States. We have an aggressive hiring plan that calls for as many as 24 direct sales representatives to be in place by the end of 1999.

As we began to expand our direct sales force in targeted metropolitan areas, we recognized that we might not be able to maintain satisfactory relationships with our regional specialty distributors. Under the terms of the distribution agreements, distributors have the right, under certain circumstances (including our placing a direct sales representative in the distributor's territory), to terminate the distribution agreement and return demonstration and stocking inventory purchased from us. Because we anticipated that we might be required to take back BioZ(TM) Systems and unused supplies and refund amounts paid by distributors (net of contracted depreciation and restocking charges), we established a reserve for distributor returns. This reserve represented 100% of sales to domestic distributors that had not, as of November 30, 1997, been resold to end-users. At November 30, 1998, all but three of these distributor agreements have been terminated.

In November of 1998, we received CE Mark approval and have been actively pursuing European and Asian markets. In anticipation of this approval, we established a network of European and Asian distributors to market the BioZ.com(TM). As of November 30, 1998 agreements have been formalized with four distinguished medical distributors representing 11 European countries. In addition to our European distribution partners, we have established relationships with seven distributors in Asia Pacific, the Middle East and Latin America. We plan to increase the number of international distributors to as many as 20 during 1999.

Research and Development and Clinical Studies

Our research and development ("R&D") team has extensive experience in the areas of impedance tomography, thoracic electrical bioimpedance, biological signal processing, hardware/software development, and regulatory compliance. The team is responsible for on-going product engineering, new product development, and basic research into thoracic electrical bioimpedance and additional noninvasive monitoring applications.

To supplement our engineering staff, we utilize Rivertek Medical Systems, Inc. ("Rivertek"), located in Minneapolis, Minnesota. Rivertek serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies. Rivertek was founded in 1988 by Dennis Hepp, our Chief Technology Officer, and employs over 30 medical hardware, software, and biomedical engineers.

The R&D team participates in monitoring and analysis of Company-sponsored clinical trials, for which we employ Clinical Application Specialists ("CAS"). Each of these individuals has strong clinical backgrounds and is responsible for monitoring clinical studies and assisting in research and customer training.

Studies Utilizing Previous Generation CDIc (Bomed) Technology. A considerable amount of research has been published on thoracic electrical bioimpedance. In fact, more than 80 research papers have been published using our previous system, the Bomed NCCOM System ("Bomed System"). In general, these studies reported favorable results when comparing cardiac output measurements using the Bomed System with that of other techniques, such as pulmonary artery catheterization.

The Bomed System worked fairly well, in a select group of patients. However, there were significant limitations of the system. These became evident when monitoring patients with increasing heart rates, high heart rates, abnormal heartbeats, high respiration rates, pacemakers, and hospitalized ventilated patients. These limitations related to both hardware and software inadequacies of the Bomed System. As a result of intense focus and concerted effort we have successfully addressed these limitations in the BioZ(TM) Systems by improving the electronics and processing as well as the algorithms.

Studies Utilizing the BioZ(TM) Systems. We are committed to supporting well-designed clinical research studies utilizing TEB technology. Studies which are of most importance to us are those which demonstrate:

        .  Validity;
        .  Reproducibility;
        .  Clinical utility;
        .  Cost-effectiveness.

We are currently involved in several studies targeted at further validation in each of these areas.

Medical Advisory Board

We have established a distinguished Medical Advisory Board consisting of 15 physicians, many of whom are affiliated with prestigious universities and well-known medical institutions throughout the United States, such as Stanford University School of Medicine, Scripps Clinic, Crawford Long Hospital, Mayo Clinic, and the University of California, San Diego. Members of our Medical Advisory Board have expertise in cardiology, electrophysiology, anesthesiology, hypertension, pulmonary and critical care, internal medicine, heart failure, and emergency medicine. The Medical Advisory Board provides guidance to us on structuring clinical trials as well as identifying technological improvements and potential uses for our products.

Members of the Medical Advisory Board receive reimbursement for their expenses in attending Company sponsored meetings and in certain cases receive consulting fees for time spent working on our behalf. During the fiscal year ended November 30, 1997, the members of the Medical Advisory Board each received an average of $2,000 in consulting fees. For the fiscal year ended November 30, 1998 there were no consulting fees paid.

Manufacturing

We are licensed as a healthcare device manufacturer by the Food and Drug Branch of the California Department of Health Services (equivalent to a State FDA) and operate under the U. S. FDA Good Manufacturing Practice ("GMP") regulation 21 CFR 820.

ISO 9000 Series. In concert with management's commitment to quality, we have implemented quality procedures and documentation required for successful International Organization for Standardization ("ISO") 9001 certification. In June 1998, we received ISO 9001 and EN 46001 quality certification for developing and marketing medical devices.

CE Mark. In late 1998, we received authorization from TUV Rhineland of North America to place the CE Mark on the BioZ.com(TM). The CE Mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ.com(TM) throughout Europe. In anticipation of receiving the CE Mark approval, we have already begun to establish a network of European and Asian distributors. As of the end of fiscal 1998, we have formalized agreements with four medical distributors representing eleven European countries.

Competition

Indirect Competition

Pulmonary Artery Catheterization - Also known as thermodilution, right heart catheterization, and Swan-Ganz(TM) catheterization. The PAC procedure was introduced in the early 1970's and despite its limitations, is the most commonly used invasive technology for monitoring a patient's hemodynamic status. It is estimated that pulmonary artery catheterization procedures are used more than one million times per year in the United States and more than two million times per year worldwide. The estimated cost to the U.S. healthcare system is estimated at $2 billion for the cost of the catheters and their insertion and $12 billion per year for the cost of complications arising from the procedure. Baxter Healthcare Corporation, Abbott Laboratories and B. Braun Medical, Inc. produce the majority of right heart catheters used in the U.S. The PAC Procedure has significant limitations. Some of the limitations of PAC include:

Limitations of the PAC Procedure

---------------------------------------------------------------------------------------------------------------------
Limitation                              Explanation                                         Reference (If Applicable)
---------------------------------------------------------------------------------------------------------------------
Complications                           Rates of 10% to 24%, including infection,           Per Moore, op. cit.
                                        cardiac arrhythmia, air embolus, pulmonary
                                        infarction, pulmonary artery rupture and
                                        Pneumothorax
---------------------------------------------------------------------------------------------------------------------
Death                                   Increased 30 day death rates in patients          Per Connors, op. cit.
                                        undergoing PAC as compared to those patients
                                        not receiving PAC
---------------------------------------------------------------------------------------------------------------------
Costs                                   Average increased hospitalization costs           Per Connors, op. cit.
                                        Of $13,600 per patient
---------------------------------------------------------------------------------------------------------------------
Insertion requirements                  Hospitalization in an intensive care setting,
                                        operating room or cardiac catheterization
                                        laboratory; sterile environment; physician,
                                        nurses and trained personnel required for
                                        insertion; X-ray confirmation of placement
---------------------------------------------------------------------------------------------------------------------
Availability of data                    Intermittent; requires multiple personnel
---------------------------------------------------------------------------------------------------------------------
Variability of data                     +/-20% error/inconsistency                         Per Moore, op. cit.
---------------------------------------------------------------------------------------------------------------------
Conditions that may limit               Obesity; anatomical, vascular and cardiac
placement or accuracy                   structure anomalies; tricuspid, pulmonary and
                                        mitral valve abnormalities
---------------------------------------------------------------------------------------------------------------------

Echocardiography (Doppler and Trans-esophageal). Echocardiography ("Echo") is a medical diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart, valvular structures, and coronary arteries. Echo technology was developed during the 1970's, and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images.

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

Limitations in measuring cardiac output via doppler echo include:

        . Inconsistency in images and in the data generated, due to differences in technician skill and experience, patient size and disease state;

        . Difficulty in procuring images in patients with evidence of pulmonary disease, tracheotomies, chest wounds, or obesity;

        .  Time consuming procedure that typically requires 30-45 minutes;

        . In some patients, reliable, accurate images simply cannot be obtained by doppler echo for unknown reasons.

Trans-esophageal Echo ("TEE") has been developed in recent years to obtain closer images of the heart. It is useful in patients in whom examination from the usual position is technically impossible and in patients undergoing cardiac surgery. TEE is performed with the ultrasound transducer placed invasively in the esophagus through the mouth. Although this procedure enables more direct, accurate images of the heart, several disadvantages accompany this technique because of its invasive nature including increased patient discomfort and the requirement for patient sedation to promote procedure tolerance. In addition, patient airway complications may result, necessitating the need for available emergency equipment, such as oxygen, intubation equipment, and ECG monitoring. Consequently, the procedure customarily is performed with several attendants, usually an Echo technician, a nurse and a physician.

Direct Competition

We are aware of three other manufacturers of thoracic electrical bioimpedance cardiac function monitors. Since all three companies are privately held, sales and financial figures for these potential competitors are not available. We believe that our BioZ(TM) products provide the most advanced TEB monitoring, commercially attractive designs, at prices that are competitive. Thus far, sales and marketing efforts by our competitors has not been visible to us. No industry ads, trade show participation, or significant direct sales efforts were known to us in 1998.

Intellectual Property

Our success will, to some extent, depend on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others. As of November 30, 1998, we have six U.S. patents and multiple international patents and patent applications based on our U.S. patents.

All of our existing patents were issued prior to the re-engineering of the products to a DSP-based system. As such, several of the patents are not integral to the design of the BioZ(TM). We also possess proprietary software, which we have strategically elected not to disclose through patents. In addition, we may file new patent applications covering certain modifications to our products and algorithms during 1999.

Government Regulation

Our products and activities are subject to extensive regulation by the FDA and other governmental and foreign regulatory agencies. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could have a very negative effect on our business.

Under the federal Food, Drug, and Cosmetic Act (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use.

Before a new device can be introduced into the market, the manufacturer generally must obtain either FDA 510(k) clearance or approval of a premarket approval application. Following submission of a 510(k) or PMA application, the manufacturer may not market the new device until an order is issued by the FDA granting clearance or approval, which can entail an expensive, lengthy and uncertain process. We have received a marketing clearance for the BioZ(TM) System, the BioZ(TM) Portable and the BioZ.com(TM). However, such clearances are subject to continued FDA audits and can be rescinded. Further, we plan to submit additional new products for FDA approval in the future. It is possible that our future products might not gain FDA approval in a timely fashion, or at all. It is also possible that our current products may someday lose their FDA approval.

We are also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with Good Manufacturing Practice (GMP) requirements, Medical Device Reporting requirements and other applicable regulations. Although we work hard at attempting to comply with all governmental regulations, it is possible that an inspector could someday find a violation. Such a violation could result in government action ranging from warning letters to fines to criminal prosecution. Should we ever incur a significant penalty it is possible it would be detrimental to us. The FDC Act requires that medical devices be manufactured in accordance with Good Manufacturing Practice requirements. Good Manufacturing Practice requirements specify, among other things, that:

        . The manufacturing process be regulated and controlled by the use of written procedures;

        . The ability to produce devices which meet the manufacturer's specifications be validated by the extensive and detailed testing of every aspect of the process;

        . Deficiencies in the manufacturing process or in the products produced be investigated and detailed records kept.

Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with current GMP requirements. Labeling and promotional activities are regulated by the FDA and, in certain circumstances, by the Federal Trade Commission. For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device require a new 510(k) submission. If the FDA requires us to submit a new 510(k) notice for any product modification, we may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

The FDA also regulates computer software that performs the function of a regulated device or that is intimately associated with a given device, such as control software for diagnostic devices like our products. The FDA is reevaluating its regulation of such software, and if the FDA undertakes increased or more rigorous regulation of such software, the BioZ(TM) product line and related products may become subject to further regulatory processes and clearance requirements.

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. Future changes in the regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may adversely affect us.

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. We currently rely on our international distributors and sub-distributors for the receipt of pre-market approvals and compliance with clinical trial requirements in those countries that require them, and we expect to continue to rely on them in those countries where we continue to use distributors. If our international distributors fail to obtain or maintain required pre-market approvals or fail to comply with foreign regulations, foreign regulatory authorities may require us to cause the applicable distributor to file revised governmental notifications, cease commercial sales of our products in the applicable countries, or otherwise cure the problem. Such enforcement action by regulatory authorities could be costly.

In order to sell our products within the European Economic Area, we have to comply with the European Commission's Medical Device Directive and affix a "CE" marking on our products to attest such compliance. In November 1998, we received authorization from TUV Rhineland of North America to place the CE Mark on our BioZ.com(TM).

Third-Party Reimbursement

Most medical procedures are reimbursed by a variety of third-party payers, including Medicare and private insurers. Health Care Finance Association
(HCFA), the governmental body that approves medical diagnosis and treatment for financial reimbursement for Medicare coverage, determines whether to reimburse for a given type of procedure and what dollar amount should be allowed. In November of 1998 we received HCFA approval for Medicare coverage on a nationwide basis. We believe that this reimbursement approval for our BioZ(TM) Systems will improve our ability to penetrate the inpatient and outpatient markets.

The financial and health care cost containment pressures at U.S. hospitals, resulting from per-capita compensation techniques required by HMOs, are driving medical departments to decrease costs. In a managed care system involving capitation, the health care provider is strongly induced to utilize the most cost-efficient methods available in order to maintain per-patient costs within the monthly fees. Our products can reduce hospital costs by an estimated minimum of $600 per patient in non-complicated cases (Clancy, T.V., et al., Journal of Trauma, August 1991) to as much as $13,600 where pulmonary artery catheterization is used (Connors, op. cit.). Therefore, a financial incentive exists, independent of third-party reimbursement circumstances, for hospitals to purchase and use our products.

Employees

As of February 20, 1999, we had 49 employees, 48 of which are considered full-time. We believe that the success of our business will depend, in part, on our ability to identify, attract and retain qualified personnel. In the future, we will add additional skilled personnel or retain consultants in such areas as research and development, manufacturing, administration and marketing and sales. We consider our relationships with our employees to be good.

Risk Factors

Dependence on BioZ(TM) Product Line Whose Market Acceptance is Unclear

Our future is dependent upon the success of the BioZ(TM) product line and similar products that are based on the same technology. The market for thoracic electrical bioimpedance products is in a relatively early stage of development, and it is possible that this market will never fully develop. The long-term commercial success of the BioZ(TM) product line and any follow-on products requires widespread acceptance of our thoracic electrical bioimpedance products as safe, efficient, and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. Historically, some medical professionals have indicated hesitancy in using thoracic electrical bioimpedance products such as analog-based monitors previously manufactured by us. Invasive procedures, such as pulmonary artery catheterization, are generally accepted in the medical community and have a long history of use.

We have limited clinical data with which to demonstrate the clinical benefits of our products. However, we have sponsored and plan to continue to sponsor and/or conduct clinical trials that we hope will demonstrate consistent clinical benefits resulting from the use of our products. We cannot be certain that these clinical trials will be completed or if they will have a positive outcome or if a positive outcome in these trials would be sufficient to enable acceptance of the BioZ(TM) product line by the medical community

Some hemodynamic measurements using thoracic electrical bioimpedance are subject to inaccuracies and may limit the accuracy of our products, such as:

        .  Severe septic shock;
        .  Significant pulmonary hypertension;
        .  Aortic valve regurgitation;
        .  Severe hypertension;
        .  Ventricular rhythms;
        .  Tachycardia rates greater than 180 beats per minute;
        .  Patients who are shorter than 47";*
        .  Patients who weigh less than 66 lbs.;*
        .  Extreme patient movement.*
           ___________________
           * We are currently working on algorithms that, if we succeed in developing them, may allow the technology to function on patients with these conditions.

History of Losses and Expected Continued Losses

Since its emergence from bankruptcy proceedings in 1993, we have had large annual losses in the course of researching, developing and enhancing our technology and products and establishing our sales, marketing, and administrative organizations. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue the development of our technology. Accordingly, we expect to incur additional losses for fiscal 1999 and it is possible that we will never achieve or sustain revenue growth or profitability.

Future Additional Capital Requirements; No Assurance Future Capital Will Be Available

Our commercialization of the BioZ(TM) product line and the development and commercialization of any additional products will require substantial expenditures. Our capital requirements will depend on numerous factors, including:

        . Our rate of sales growth--fast growth could actually increase our need for additional capital to hire additional staff, purchase additional component supplies, and supply additional support services;

        . Our progress in marketing-related clinical evaluations and product development programs--these programs represent potential avenues for growth, but will require additional capital;

        . Our receipt of, and the time required to obtain, regulatory clearances and approvals--the longer regulatory approval takes, the more working capital we need to support our regulatory and development efforts in advance of sales;

        . Resources we devote to the development, manufacture and marketing of our products--any decision we make to improve, expand or simply change our process, products or technology will require increased funds;

        . Resources required to hire and develop medical sales representatives and independent distributors and to develop internal manufacturing capacity--requires substantial working capital;

        . Facilities requirements--as we grow we may need additional manufacturing, warehousing and administration facilities and the costs of the facilities would be borne long before any increased revenue from growth would occur;

        . Market acceptance and demand for our products--although growth could increase our capital needs, the lack of growth and continued losses would also increase our need for capital; and

        . Our ability to speed up hospitals' otherwise lengthy purchasing processes by offering leasing programs as an alternative to outright purchasing--faster decisions by purchasers will reduce our need for working capital.

The timing and amount of such capital requirements cannot be accurately predicted. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our current debt load, our history of losses or our technology's lack of acceptance as too great a risk to bear and, as a result, such additional funding may not be available on attractive terms, or at all. If we cannot obtain additional capital when needed we might be forced to agree to unattractive finance terms.

Competition From Other Producers; and Technological Change Which May Benefit Our Competitors

We compete with other companies that are developing and marketing non-invasive hemodynamic monitors. We are also subject to competition from invasive-technology companies, including Baxter Healthcare Corporation, which have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than we do. Such competitors may be able to devote greater resources to the development, promotion and sales of their products.

The current widespread acceptance of pulmonary artery catheterization, and lack of widespread acceptance of thoracic electrical bioimpedance, is an important competitive disadvantage that we must overcome. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share. Any of these could hurt our business, results of operations and financial condition. It is possible that we will not be able to compete successfully.

The introduction by others of products embodying new technologies and the emergence of new industry standards could render our products obsolete and unmarketable. Other companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products. Accordingly, our products' life cycles are difficult to estimate. To compete successfully, we must continually develop and introduce new products that keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.

We may not succeed in satisfactorily and timely developing and introducing additional products. Even if we succeed in developing and marketing products that achieve market acceptance, our competitors may develop and market products that will replace ours.

Technological Change is Difficult to Predict and to Manage

Although not in fact a new company, we currently face many of the challenges that are typically faced by new companies just emerging from the development phase. The BioZ(TM) product line has required, and any future products will require, substantial development efforts and compliance with all governmental clearance/approval requirements. We have to continue to build up our sales and marketing functions. We may encounter unforeseen technological or scientific problems that may force abandonment or substantial change in the development of a specific product or process. Technological change or product developments by others may also have a significant negative effect on us.

Ability to Manage Growth

If successful, we will experience a period of growth that could place a significant strain upon our managerial, financial and operational resources.
Our infrastructure, procedures and controls may not be adequate to support our operations and to achieve the rapid execution necessary to fully exploit any future market opportunity for our products. Our future operating results will also depend on our ability to complete our geographic network of direct sales persons and distributors, expand our sales and marketing organizations, and fill out our support staff organization. If we are unable to manage expansion effectively, our business, results of operations and financial condition will suffer. However, we are not promising you that such expansion or growth will occur.

Control by Our Co-Chairmen

Allen E. Paulson and James C. Gilstrap, the co-chairmen of CardioDynamics, beneficially own, directly or through CardioDynamics Holdings, LLC, which they control, approximately 66% of the outstanding shares of our Common Stock (including shares owned by others which CardioDynamics Holdings, LLC has the right to vote). In addition, Mr. Paulson's sons beneficially own another 9% of the outstanding shares of Common Stock. Accordingly, these persons, individually and as a group, are able to control CardioDynamics and direct our affairs and business, including any future issuances of Common Stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors. Further, in their position as holders of our stock, they owe us no duty. Our stock price and our ability to raise capital could be injured if they were to sell even a portion of their holdings on the open market.

We May Not Continue to Receive Necessary Approvals from the Food and Drug Administration

Our products and activities are subject to extensive regulation by the FDA and other governmental authorities. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could have a very negative effect on our business.

Our thoracic electrical bioimpedance products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use.

Before a new device can be introduced into the market, the manufacturer generally must obtain either FDA 510(k) clearance or approval of a pre-market approval application. Following submission of a 510(k) or PMA application, the manufacturer may not market the new device until an order is issued by the FDA granting clearance or approval, which can entail an expensive, lengthy and uncertain process. We have received a marketing clearance for the BioZ(TM) System, the BioZ(TM) Portable and the BioZ.com(TM). However, such clearances are subject to continued FDA audits and can be rescinded. Further, we plan to submit additional new products for FDA approval in the future. It is possible that our future products might not gain FDA approval in a timely fashion, or at all. It is also possible that our current products may someday lose their FDA approval.

We are also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with Good Manufacturing Practice (GMP) requirements, Medical Device Reporting requirements and other applicable regulations. Although we work hard at attempting to comply with all governmental regulations, it is possible that an inspector could someday find a violation. Such a violation could result in government action ranging from warning letters to fines to criminal prosecution. Should we ever incur a significant penalty it is possible it would be detrimental to us. The FDC Act requires that medical devices be manufactured in accordance with Good Manufacturing Practice requirements.

Good Manufacturing Practice requirements specify, among other things, that:

        . the manufacturing process be regulated and controlled by the use of written procedures;

        . the ability to produce devices which meet the manufacturer's specifications be validated by the extensive and detailed testing of every aspect of the process; and

        . any deficiencies in the manufacturing process or in the products produced be investigated and detailed records kept.

Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with current GMP requirements. Labeling and promotional activities are regulated by the FDA and, in certain circumstances, by the Federal Trade Commission. For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device require a new 510(k) submission. If the FDA requires us to submit a new 510(k) notice for any product modification, we may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

The FDA regulates computer software that performs the function of a regulated device or that is intimately associated with a given device, such as control software for diagnostic devices like our products. The FDA is reevaluating its regulation of such software and if the FDA undertakes increased or more rigorous regulation of such software, the BioZ(TM) product line and related products may become subject to further regulatory processes and clearance requirements.

Laws are regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. Future changes in the regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may adversely affect us.

We May Not Receive Approvals by Foreign Regulators Which Are Necessary for Foreign Sales

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. We currently rely on our international distributors and sub-distributors for the receipt of pre-market approvals and compliance with clinical trial requirements in those countries that require them, and we expect to continue to rely on them in those countries where we continue to use distributors. If our international distributors fail to obtain or maintain required pre-market approvals or fail to comply with foreign regulations, foreign regulatory authorities may require us to cause the applicable distributor to file revised governmental notifications, cease commerical sales of our products in the applicable countries, or otherwise cure the problem. Such enforcement action by regulatory authorities could be costly.

In order to sell our products within the European Economic Area, we have to comply with the European Commission's Medical Device Directive and to affix a "CE" marking on our products to attest such compliance. In November 1998 we received authorization from TUV Rhineland of North America to place the CE Mark on our BioZ.com(TM).

Third-Party Reimbursement; Pricing Pressures

Our commercial success will depend in part on the availability of adequate reimbursement from third-party healthcare payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. Even with an FDA approved device, third-party payers may not cover the device and related services, or they may place significant restrictions on the circumstances in which coverage will be available. Medicare reimbursement for use of the Bioz(TM) product line is now available under the heading of plethysmography, but private third-party payers are not required to follow Medicare's lead. We may not be able to obtain a specific code for reimbursement of thoracic electrical bioimpedance tests in a reasonable time frame, or at all, from either Medicare or private third-party payers. In addition, reimbursement may not be at or stay at price levels sufficient to allow medical professionals to realize an appropriate return on an investment in our products. Downward pricing pressure in the industry could hurt our operations.

Our business plan contemplates an income stream from sales of disposable sensors and which are compatible with an installed base of our monitors. We may be subject to price competition from other sensor manufacturers.

Dependence on Management and Other Key Personnel

We are dependent upon a limited number of key management and technical personnel and we do not have insurance on these people. The loss of the services of one or more of such key employees could hurt our business. In addition, our success depends upon our ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. We face intense competition in our recruiting activities and we may not be able to attract and/or retain qualified personnel.

Dependence on Rivertek Medical Systems for Development Services and Other Third Parties for Development and Manufacturing Services

Our strategy for development and commercialization of certain of our products depends upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations. It is possible that we will not be able to negotiate acceptable arrangements in the future or that our existing arrangements will not be successful. We rely heavily on contracted development services, particularly from Rivertek Medical Systems, Inc

Small Market Float Can Produce Both Stock Price Volatility and a Potential Lack of Liquidity

Market float is the aggregate value of all of a company's publicly traded stock. Our market float is smaller than that of many other publicly traded companies. Because our market float is smaller, changes in the opinion of one investor or one analyst can have a significant effect on our stock price. As a result, the market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors beyond our control, including:

        .  quarterly variations in operating results;

        . announcements of technological innovations, new products or pricing by our competitors;

        . changes in, or failure to meet, financial estimates of securities analysts;

        . the rate of adoption by physicians of thoracic electrical bioimpedance technology in targeted markets;

        .  timing of patent and regulatory approvals;

        .  timing and extent of technological advancements;

        .  results of clinical studies;

        . the sales, by the Selling Shareholders or other persons, of derivative securities relating to CardioDynamics stock such as entering into short sales contracts which obligate the party to sell their shares for less than current market value in the future;

        .  general market conditions.

In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices of the stock of many medical device companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our Common Stock. Our somewhat small market float may not be entirely adequate to provide market liquidity and mitigate stock price volatility.

Reliance on Patents and Proprietary Technology

Although we believe that we have effective patent protection, our patents and proprietary technology may not be able to prevent effective competition by others and our products could possibly be found to infringe the rights of others. Intellectual property litigation, whether defensive or offensive, would have no certain outcome other than to drain our resources.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions. Future patent applications may not be issued, the scope of any patent protection may not exclude competitors and it may not provide competitive advantages to us. Further, our patents may be found to be invalid, and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Also, our existing patents might not cover products we want to bring out in the future. Moreover, when our key patents expire, the inventions will enter the public domain.

Potential Drop in Stock Price Due to Conversion Feature of Preferred Stock

Our Series A Convertible Preferred Stock is convertible into Common Stock at either a fixed conversion price or a floating conversion price, whichever is more favorable to the holder. The floating conversion price is tied to our Common Stock market price. If our Common Stock price declines, the Series A Convertible Preferred Stock may be convertible into a substantially increased number of shares of Common Stock, resulting in dilution to other holders of Common Stock and a potential adverse effect on the Common Stock price thereafter. In addition, if the Selling Shareholders convert part of their Series A Convertible Preferred Stock and sell the Common Stock in the market, this could result in an unbalance of supply and demand for our Common Stock and further reduce its price. Because there is no lower limit on the floating conversion price, all this could lead to a vicious cycle, driving the stock price ever further down. The further our stock price declines, the further the floating conversion price will fall and the greater number of shares we will have to issue upon conversion. For example:

-------------------------------------------------------------------------------------------------------------------------
Date                                            Nov. 30, 1998      Feb. 20, 1999         sample              sample
-------------------------------------------------------------------------------------------------------------------------
Public market value                               $     2.50        $     1.88          $     1.10         $     0.90
-------------------------------------------------------------------------------------------------------------------------
Number of shares of Common Stock into                943,157         1,201,404           2,047,847          2,502,924
which the remaining Series A Stock would
convert
-------------------------------------------------------------------------------------------------------------------------
Estimate of total number of shares of              1,498,753         1,813,064           2,659,507          3,114,584
Common Stock into which Series A Stock is
convertible (including shares of Common
Stock which have already been issued upon
conversion)
-------------------------------------------------------------------------------------------------------------------------
Percentage of total shares outstanding                   4.3%              5.3%                7.6%               8.8%
that such converted shares will represent
-------------------------------------------------------------------------------------------------------------------------

Further, it is likely that we will pay dividends on the Series A Convertible Preferred Stock in the form of Common Stock. Such dividends would further dilute current holders and could also lead to a drop in our stock price.

We Could be Required to Issue Dilutive Series B Preferred Stock

Under certain conditions the original purchasers of our Series A Preferred Stock can require us to sell them up to 3,000 shares of Series B Preferred Stock at a purchase price of $1,000 per share. They can only require this between approximately May 23, 1999 and November 19, 1999 and they can only require it if and when our Common Stock price exceeds $2.70 per share for ten consecutive days. The Series B Preferred Stock would be substantially similar to the Series A Preferred Stock, but it would have a fixed conversion price of at least $3.10 per share which is higher than the $2.70 fixed conversion price of the Series A Preferred Stock. There are other technical requirements, but each of those can be waived by the original purchasers.

If we were required to issue the Series B Preferred Stock on these terms, the convertibility of the Series B Preferred Stock would be potentially dilutive and could cause our Common Stock Price to drop. This could impair our ability to raise capital in the future.

We Could be Required to Redeem the Series A Convertible Preferred Stock

The holders of the Series A Convertible Preferred Stock can require us to redeem for cash (at 130% of stated value) instead of conversion for shares in the event that we are acquired by another company or in the event that we default in any of the following four ways:

        . If either our stock is suspended from trading on NASDAQ for more than five consecutive days or more than thirty days in any year-long period, or

        . If the Registration statement, relating to the Preferred Stock, has its effectiveness or its use suspended for more than 30 days in any year-long period, or

        . If our Common Stock is not listed on either NASDAQ National Market, NASDAQ SmallCap Market, the American Stock Exchange, or the New York Stock Exchange, for a period of fifteen consecutive days or thirty days in any year-long period, or

        . If we fail to deliver shares of our Common Stock as required upon conversion.

If the event that we are required to redeem the Series A Convertible Preferred Stock under any of these mandatory situations, it is likely that we would not have sufficient cash available to effect the redemption. In such case we would be forced to attempt to find other sources of financing. If we could find such financing at all, it is likely that that such financing would be on unfavorable terms. The inability to find financing or the terms of such unfavorable financing and our resulting lack of liquidity could force us to close portions of, or all of, our operations.

Low Stock Price Could Result in Our Being De-Listed from NASDAQ and Subject Us to Regulations Which Could Reduce Our Ability to Raise Funds

If our stock price were to drop below $1.00 per share and remain below $1.00 per share for an extended period of time, certain NASDAQ regulations would require the de-listing of our shares and then our shares could no longer be traded on NASDAQ. In such an event, our shares could only be traded on over-the-counter bulletin board systems. This method of trading could significantly impair or completely remove our ability to raise new capital.

In the event our Common Stock becomes characterized as a penny stock, our market liquidity could be severely affected. In such event, the regulations relating to penny stocks could limit the ability of broker-dealers to sell our Common Stock and thus, the ability of purchasers in this offering to sell their Common Stock in the secondary market.

In the event that we were de-listed from NASDAQ due to low stock price, we might be subject to certain rules, called penny stock rules, that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative, and current quotations for the securities and monthly statements must be sent disclosing recent price information.

Product Liability Risk and Product Recall; Limited Insurance Coverage

The nature of our business exposes it to risks of product liability or product recalls that are typical in the medical devices industry. Medical devices as complex as ours frequently contain errors or failures, especially when first introduced or when new versions are released. Our products are designed to be used in certain procedures where there is a high risk of serious injury or death. Such risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale.

We did not carry product liability insurance during certain periods before May 15, 1995. So far, this has not hurt us. Since then, we have maintained product liability insurance at levels that we believe are sufficient and consistent with industry standards for companies with our current sales levels. We intend to increase our product liability insurance policy limits as sales grow.
Currently, our product liability insurance policy limits are $5,000,000 per occurrence and $5,000,000 in the aggregate. Our product liability insurance may not be adequate and it is possible that such insurance coverage may not continue to be available on commercially reasonable terms or at all. In addition, product liability claims or recalls could hurt us in various ways even if we have adequate insurance coverage.

Uncertainty and Potential Negative Effects of Healthcare Reform

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to:

        .  Increase access to health care for the uninsured;

        .  Control the escalation of healthcare expenditures within the economy;

        . Use of health care reimbursement policies to help balance the federal budget.

We anticipate that Congress and state legislatures will continue to review and assess such proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering healthcare reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could disrupt our strategies.

No Dividends

We do not intend to pay any cash dividends on the Common Stock any time soon. Payment of such cash dividends would, in any event, be prohibited or limited under the terms of our bank loans and/or the Series A Convertible Preferred Stock.

Year 2000 Risks

Many computer systems experience problems handling dates beyond the year 1999. This issue will impact virtually any business that relies on computers. In addition to our own potential problems, there are governmental agencies, financial institutions, utilities and other basic service providers that may encounter problems that are outside of our control. In order to correct this issue, some computer hardware and software will need to be modified prior to the year 2000 in order for it to remain functional. We have taken steps to assess the internal readiness of our computer systems and the compatibility of our products for handling the year 2000 issue. We have created a Year 2000 task force and we are addressing these issues. The project has been broken down into the following phases.

        (a) Awareness: To create awareness of the potential business implications of the Year 2000 challenge within CardioDynamics. Our employees, when appropriate, will be kept informed of the news and issues related to the Year 2000 issue. We will focus on both our information technology systems as well as our products.

        (b) Inventory and Assessment: We will inventory all of our computer software and hardware as well as facilities, telecommunications, and external interfaces. Significant third party vendors will be contacted to determine their Year 2000 readiness.

        (c) Renovation: As problems are discovered, strategies will be developed to either correct the problem or determine if new equipment or software is necessary.

        (d) Testing: Testing of the renovated systems will occur to determine whether they are performing reliably under Year 2000 conditions.

        (e) Implementation: Upon successful completion of the testing process the assets will be reintroduced into production in order to allow adequate time to prevent any unforeseen circumstances.

        (f) Contingency: In addition, we will develop a contingency plan in the event that our internal systems, products or suppliers are not Year 2000 compliant.

Currently, we are in the inventory and assessment stage and we anticipate completing any necessary renovation, testing and implementation within the next nine months. It has already been determined that the internal network, and manufacturing-requirements-planning software is certified as Year 2000 compliant. Additionally, our newest products have been specifically tested for Year 2000 performance and no Year 2000 problems were identified. We are still in the early stages of contacting key third party vendors. Renovation and testing, if required, will begin if problems are identified. We plan to have all stages of the Year 2000 project completed no later than the fall of 1999.

Thus far, we have not had to spend significant amounts of money through this stage of the process. We currently believe that the cost of addressing this issue will not have a significant effect on us. However, it is possible that because of year 2000 problems, our vendors of our most important goods and services, or the suppliers of our necessary energy, telecommunications and transportation needs, could fail to provide us with the materials and services which are necessary to produce and sell our products.

ITEM 2.   DESCRIPTION  OF  PROPERTY

Our executive offices are located in an approximately 19,000 square foot leased facility in San Diego, California. This facility houses all of our research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock trades on the Nasdaq SmallCap market under the symbol CDIC. The following table sets forth for the periods indicated the high and low closing prices of the Common Stock as furnished by The Nasdaq Stock Market(SM).

                                                                                            High     Low
                                                                                            -----   -----
          Year Ending November 30, 1998
          Fourth Quarter.................................................................   $2.75   $1.03
          Third Quarter .................................................................    3.00    1.75
          Second Quarter.................................................................    3.94    2.19
          First Quarter .................................................................    3.31    2.38

          Year Ending November 30, 1997
          Fourth Quarter.................................................................   $4.63   $2.38
          Third Quarter..................................................................    4.94    3.09
          Second Quarter.................................................................    4.09    2.81
          First Quarter .............................................................        4.00    3.16

On February 20, 1999 there were approximately 500 holders of record of the Common Stock.

We have not declared or paid any cash dividends on shares of our Common Stock and do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in along with our Financial Statements and the Notes that go along with the financial statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involve risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our Company's business, refer to Item I of this Form 10-KSB, Description of Business - Risk Factors

Results of Operations (This discussion refers to fiscal years which end on November 30)

Fiscal Year 1998 Compared to Fiscal Year 1997

In March 1998, we received FDA 510(k) marketing clearance for our next generation monitoring system called the BioZ.com(TM). The BioZ.com(TM) is even more compact than our BioZ(TM) Portable system and features a transport battery, integrated blood pressure module and direct data interface to most hospital central monitoring systems. The BioZ.com(TM) fully utilizes our DISQ(TM) technology that provides improved measurement of impedance waveforms and automatic electronic calibration.

Net sales for fiscal 1998 increased to $2,098,696, an increase of 339% over net sales of $477,588 recorded in fiscal 1997. The increase in sales in 1998 is primarily due to the transition to a domestic direct sales force, expansion of our international distributor network, and commencement of shipments of our new BioZ.com(TM) noninvasive cardiac function monitoring system. During fiscal 1998, we established international distribution agreements with eleven medical distributors to represent us in eleven European countries, Asia Pacific, the Middle East and Latin America.

During fiscal 1998 we hired eleven direct sales representatives and our four existing Territory Sales Managers assumed new responsibilities as direct sales representatives. We continue to expand our domestic direct sales force in targeted metropolitan areas and plan to have as many as 24 by the end of 1999. The success of the direct sales approach depends, to a large degree, on our ability to identify, attract and retain qualified sales representatives with successful medical device capital equipment sales experience.

We achieved a gross margin of $900,715 or 43% in fiscal 1998 compared to negative gross margin in 1997. We expect gross margins to continue to improve as (i) our manufacturing capacity is more fully utilized, (ii) the BioZ.com(TM) comprises a greater percentage of the overall product mix and (iii) as average unit sales prices increase as a result of increasing direct sales to end users. However, significant increases in sales will be required to enable us to generate enough gross margin to cover our operating expenses.

Selling, general and administrative expenses in 1998 were $3,815,673, up 35% from $2,832,908 in 1997. We increased our strategic investment in sales and marketing related activities by 75% in fiscal 1998 over 1997. The majority of the increase was related to the costs associated with establishment of our own domestic direct sales force and development of selling and marketing materials for our new BioZ.com(TM). During 1998 we hired 12 direct sales representatives and our three existing territory sales managers assumed responsibilities as direct sales representatives. We plan to continue to invest in sales activities in order expand our direct sales force and develop selling and marketing materials customized for direct sales targeted at both the hospital and outpatient markets. As a result of ongoing cost containment efforts, we were able to reduce general and administrative expenditures by nearly $75,000, or 5%, compared with 1997.

We continue to invest a significant portion of our resources into research, clinical studies, further enhancements to the BioZ(TM) Systems, and new product development. As a result, research and development expenses increased by $974,576, or 73%, in fiscal 1998 over fiscal 1997. The majority of the increase was due to costs associated with the development and regulatory approvals of our new BioZ.com(TM).

We incurred interest expense of $109,440, net of $104,358 of interest income earned on invested funds, compared with interest income of $179,272 and interest expense of $5,943 in fiscal 1997. Interest expense in fiscal 1998 increased $207,855 mainly due to our term loan with Imperial Bank and borrowings on our private line of credit with our Chairmen. In 1997, we recognized a loss of $164,853 related to the disposition of certain marketable securities. These securities had been held for payment to preferred shareholders upon exercise of a right to redeem their preferred shares for Common Stock and a pro-rata portion of the proceeds of the marketable securities. Because the time for exercising the redemption right had expired, we sold the securities to provide additional cash for operating activities.

We incurred a net loss to Common shareholders in 1998 of $5,357,749 or $.17 per Common share versus a net loss to Common shareholders of $4,278,088 or $.14 per share in fiscal 1997. The fiscal 1998 increase in the number of Common shares outstanding was primarily due to conversion in November 1998 of 760 shares of Series A Preferred Stock.

Fiscal Year 1997 Compared to Fiscal Year 1996

We received FDA 510(k) marketing clearance for the BioZ(TM) System in late November 1996. In addition, in September 1997, we received 510(k) marketing clearance from the FDA for our Portable BioZ(TM) monitoring system and for its proprietary Digital Impedance Signal Quantifier (DISQ(TM)) technology which provides improved measurement of impedance waveforms and automatic electronic calibration. These FDA clearances provide us the opportunity to commercialize our BioZ(TM) Systems.

Net sales for fiscal 1997 increased to $477,588, up 226% from $146,655 recorded in fiscal 1996. The increase in sales in 1997 is due to the commencement of shipments of our BioZ(TM) noninvasive cardiac function monitoring system. Sales in the comparable periods of 1996 were of a prior product line. During fiscal 1997, we established distribution agreements with seventeen regional specialty distributors as our representatives in the hospital market. These distributors collectively covered 44 states, and employed over 100 sales representatives. We shipped $1,423,048 of BioZ(TM) Systems and disposable bioimpedance dual electrodes in fiscal 1997, primarily to our network of specialty distributors for demonstration and stocking units.

By the end of fiscal 1997, it was apparent that there we needed to broaden our sales channel. We opted to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the United States, and reduce the number of domestic distributors. We determined that a direct sales force can more effectively demonstrate the cost and safety advantages of the BioZ(TM) over traditional invasive techniques by directly marketing to, and educating, health care professionals and insurance companies, including HMOs, as to the positive cost advantages and clinical outcome profiles of the BioZ(TM) Systems.

As we planned to expand our direct sales force in targeted metropolitan areas, we recognized that we might not be able to maintain satisfactory relationships with our regional specialty distributors. Under the terms of the distribution agreements, distributors have the right, under certain circumstances (including placing a direct sales representative in the distributor's territory), to terminate the distribution agreement and return demonstration and stocking inventory purchased from us. Because we anticipated that we may be required to take back BioZ(TM) Systems and unused supplies and refund amounts paid by distributors (net of contracted depreciation and restocking charges), we established a $766,540 reserve for distributor returns. This reserve represented 100% of sales to domestic distributors that had not, as of November 30, 1997, been resold to end-users.

We had a negative gross margin in both fiscal 1997 and 1996 primarily due to expenses related to BioZ(TM) Systems built and shipped to distributors and to clinical study sites for which no revenue was recognized.

Selling, general and administrative costs for the twelve-month period ended November 30, 1997 were $2,832,908, up 68% from $1,690,710 in the comparable period of fiscal 1996. We increased our investment in sales and marketing related activities by 121% in fiscal 1997 over 1996. The majority of the increase was related to the costs associated with establishing of a network of specialty distributors, addition of regional sales managers, development of advertising and marketing materials for the BioZ(TM) Systems, and the addition in June 1997, of a Chief Operating Officer to coordinate and direct the clinical, sales and marketing teams.

Research and development expenses increased by $654,351 or 96% in fiscal 1997 over fiscal 1996 primarily as a result of expenditures related to the development of our new BioZ.com(TM) monitoring system.

We recorded $179,272 in interest income and $5,943 of interest expense in fiscal 1997 compared with interest income of $13,282 and interest expense of $20,796 in fiscal 1996. In the first fiscal quarter of 1997, we recognized a loss of $164,853 related to the disposition of certain marketable securities. These securities had been held for payment to Preferred shareholders upon exercise of a right to redeem their Preferred shares for Common Stock and a pro-rata portion of the proceeds of the marketable securities. Because the time for exercising the redemption right had expired, we sold the securities to provide additional cash for operating activities.

We incurred a net loss in 1997 of $4,278,088 or $.14 per Common share versus a net loss of $2,510,667 or $.11 per share in fiscal 1996. We issued approximately 2.3 million Common shares in a private placement through EVEREN Securities, Inc., in early 1997 and issued 183,115 Common shares in conjunction with the automatic conversion in August 1997 of our shares of Preferred Stock into Common Stock.

Liquidity and Capital Resources

To fund our BioZ(TM) product commercialization, ongoing research and development efforts, direct sales force expansion and execute marketing programs for our new BioZ.com(TM), capital expenditures and working capital requirements, we raised gross proceeds of approximately $7.2 million in a private placement of Common Stock in early 1997 and we raised an additional $3 million in August of 1998 through the issuance of Series A Convertible Preferred Stock.

In June 1997, we entered into a five-year lease for a 19,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease commenced on September 1, 1997 with current lease payments of $16,486 per month. In fiscal 1997, we invested $217,700 in property and equipment, principally for computer equipment, and leasehold improvements to our new manufacturing and office facility. During fiscal 1998, $165,989 was invested primarily in additional computer equipment.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we may borrow up to $3,000,000 on an as-needed basis with monthly
interest-only payments at an annual interest rate of 10.0%.   In August of 1998
we borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the bank term loan. In February 1999, the line of credit was extended to September 30, 2000. At November 30, 1998 the Company had $1,000,000 outstanding under his line of credit.

In May of 1998, the Company entered into a six month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement the Company could borrow up to $4,000,000, of which the Company borrowed $3,000,000. The loan bears interest at one percent above the Bank's Prime Rate. In August 1998, the Company repaid $1,000,000 of the $3,000,000, reducing the outstanding balance to $2,000,000. In exchange, the Bank extended the term of the loan until February 28, 1999. On February 25, 1999 the Company entered into a three year unsecured term loan agreement with City National Bank whereby the proceeds of the new loan will be used to repay the Imperial Bank term loan. Under the terms of the City National Bank agreement the Company will borrow $2,000,000 with monthly interest-only payments for the first year at the Bank's Prime Rate. Beginning March 2000, the Company will commence consecutive monthly principal installments of $83,333 each plus interest at one percent above the Bank's Prime Rate.

In August of 1998, we completed the first phase of a $6,000,000 equity private placement to institutional investors. The first phase provided $3,000,000 ($2,882,537 net proceeds) through the issuance of Series A Convertible Preferred Stock. The funding of the second phase is contingent upon certain conditions being met. There can be no assurance that this second phase of financing will be completed.

In January 1999, the Company obtained a secured revolving credit line with a bank. The credit line provides for borrowing up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, the Company is required to meet certain loan covenants, including maintenance of minimum quick ratio and maximum quarterly losses. The credit line is collateralized by all the assets of the Company.

Nonetheless, without additional debt or equity financing, our ability to execute the transition to a direct sales strategy will be constrained, due to the strategy's higher cash requirements. We expect our operating losses to continue through at least the short term. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) Systems and other diagnostic products and raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

We have federal operating loss carryforwards of approximately $20,037,800. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of certain occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

Other Matters

Year 2000 Compliance

Many computer systems experience problems handling dates beyond the year 1999. This issue will impact virtually any business that relies on computers. In addition to our own potential problems, there are governmental agencies, financial institutions, utilities and other basic service providers that may encounter problems that are outside of our control. In order to correct this issue, some computer hardware and software will need to be modified prior to the year 2000 in order for it to remain functional. We have taken steps to assess the internal readiness of our computer systems and the compatibility of our products for handling the year 2000 issue. We have created a Year 2000 task force and we are addressing these issues. The project has been broken down into the following phases.

        . Awareness: To create awareness of the potential business implications of the Year 2000 challenge within CardioDynamics. Our employees, when appropriate, will be kept informed of the news and issues related to the Year 2000 issue. We will focus on both our information technology systems as well as our products.

        . Inventory and Assessment: We will inventory all of our computer software and hardware as well as facilities, telecommunications, and external interfaces. Significant third party vendors will be contacted to determine their Year 2000 readiness.

        . Renovation: As problems are discovered, strategies will be developed to either correct the problem or determine if new equipment or software is necessary.

        . Testing: Testing of the renovated systems will occur to determine whether they are performing reliably under Year 2000 conditions.

        . Implementation: Upon successful completion of the testing process the assets will be reintroduced into production in order to allow adequate time to prevent any unforeseen circumstances.

        . Contingency: In addition, we will develop a contingency plan in the event that our internal systems, products or suppliers are not Year 2000 compliant.

We are currently in the inventory and assessment stage and anticipate completing any necessary renovation, testing and implementation within the next nine months. It has already been determined that the internal network, and manufacturing requirements planning software is certified as Year 2000 complaint. Additionally, our newest products have been specifically tested for Year 2000 performance and no Year 2000 problems were identified. We are still in the early stages of contacting key third party vendors. Renovation and testing, if required, will begin if problems are identified. We plan to have all stages of the Year 2000 project completed no later than the fall of 1999.

Thus far, we have not had to spend significant amounts of money through this phase of the process. We currently believe that the cost of addressing this issue will not have a material adverse effect on the our business, results of operations, and financial condition. However, if our vendors of the most important goods and services, or our suppliers of necessary energy, telecommunications and transportation needs, fail to provide us with the materials and services which are necessary to produce and sell our products, such failure could have material adverse effect on the results of operations, liquidity and financial condition of our Company.

Item 7.     Financial  Statements


                          Independent Auditors' Report


The Board of Directors and Shareholders
CardioDynamics International Corporation:

We have audited the accompanying balance sheets of CardioDynamics International Corporation as of November 30, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation as of November 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                          /s/ KPMG LLP

San Diego, California
January 15, 1999,
except as to note 4, which
is as of February 26, 1999

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 Balance Sheets

                           November 30, 1998 and 1997

                     Assets (notes 4, 5, and 6)
                                                                                     1998                    1997
                                                                                  ----------              ----------
Current assets:
 Cash and cash equivalents                                                      $ 2,633,086             $ 2,655,349
 Accounts receivable, net of allowance for doubtful accounts
 and returns of $32,728 in 1998 and $161,824 in 1997 (note 9)                       632,190                  51,568
 Inventory, net (notes 2 and 9 )                                                    995,364                 906,111
 Other current assets                                                                81,229                 137,735
                                                                                -----------             -----------
          Total current assets
                                                                                  4,341,869               3,750,763
                                                                                -----------             -----------
Property and equipment, net (note 3)                                                266,917                 244,654
Deposits                                                                             40,099                  27,788
                                                                                -----------             -----------
          Total assets                                                          $ 4,648,885             $ 4,023,205
                                                                                ===========             ===========

                Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                               $   577,836             $   295,524
 Accrued expenses                                                                    89,663                  25,287
 Accrued salaries, wages and benefits                                               276,179                  83,632
 Current maturities of long-term debt (note 5)                                       37,816                  11,300
 Note payable to bank (note 4)                                                    2,000,000                      --
 Provision for inventory returns (note 9)                                            23,040                 614,860
                                                                                -----------             -----------
          Total current liabilities                                               3,004,534               1,030,603

Note payable related parties (notes 4 and 5)                                      1,000,000                      --
Long-term debt, less current maturities (note 5)                                    112,215                  26,523
                                                                                -----------             -----------
          Total liabilities                                                       5,116,749               1,057,126

Convertible Preferred stock, no par value; 18,000,000 shares authorized;  issued and outstanding 2,240 Series A shares at
 November 30, 1998 and no shares authorized or outstanding at
 November 30, 1997 (Note 7)                                                       2,152,294                      --

Shareholders' equity: (notes  5, 6, 7 and 8)
Common stock, no par value; 50,000,000 shares authorized;  issued and outstanding 32,676,029 shares at November 30, 1998 and
 32,085,743 shares at November 30, 1997                                          15,598,274              14,826,762
Accumulated deficit                                                             (17,218,432)            (11,860,683)
                                                                                -----------             -----------
          Total shareholders' equity (deficit)                                   (1,620,158)              2,966,079
                                                                                -----------             -----------
Commitments and contingencies (notes 9 and 11)

          Total liabilities and shareholders' equity                            $ 4,648,885             $ 4,023,205
                                                                                ============            ============

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Operations

                 For the years ended November 30, 1998 and 1997



                                                                                   1998                       1997
                                                                             -----------------           -----------------
Net sales                                                                      $  2,098,696            $    477,588
Cost of sales                                                                     1,197,981                 582,344
                                                                               ------------            ------------

          Gross margin                                                              900,715                (104,756)

Operating expenses:
 Research and development                                                         2,309,476               1,334,900
 Selling, general, and administrative expenses                                    3,815,673               2,832,908
                                                                               ------------            ------------

          Total operating expenses                                                6,125,149               4,167,808
                                                                               ------------            ------------
Loss from operations                                                             (5,224,434)             (4,272,564)

Other income (expense):
 Interest, net                                                                     (109,440)                173,329
 Loss on sale of securities                                                           --                   (164,853)
 Other, net                                                                            (275)                (13,200)
                                                                               ------------            ------------

          Total other income (expense)                                             (109,715)                 (4,724)

Loss before income taxes                                                         (5,334,149)             (4,277,288)
Income taxes (Note 10)                                                                 (800)                   (800)
                                                                               ------------            ------------

          Net loss                                                               (5,334,949)             (4,278,088)

          Preferred stock dividends                                                 (22,800)                 --
                                                                               ------------            ------------
          Net loss to common shareholders                                      $ (5,357,749)           $ (4,278,088)
                                                                               ============            ============

Net loss per common share, basic and diluted                                   $       (.17)           $       (.14)
                                                                               ============            ============

Weighted-average number of common shares outstanding                             32,117,853              31,385,507
                                                                               ============            ============







See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                       Statements of Shareholders' Equity (Deficit)

                 For the years ended November 30, 1998 and 1997



                                                                                              Unrealized
                                                   Preferred stock         Common stock        loss on
                                                 -------------------  ----------------------- marketable  Accumulated
                                                  Shares     Amount      Shares      Amount   securities    Deficit       Total
                                                 --------  ---------  ----------- ----------- ---------- ------------- ------------
Balance at November 30, 1996                      183,115  $ 457,791   29,581,696 $ 8,366,514  $(89,270) $ (7,582,595) $ 1,152,440

Issuance of common stock, net of issuance costs
   and rescinded stock purchases                       --         --    2,290,882   5,946,015        --            --    5,946,015

Issuance of common stock - upon exercise of
   stock options                                       --         --       30,000      37,600        --            --       37,600

Compensatory stock options granted                                --           --      18,642        --            --       18,642

Preferred shares converted                       (183,115)  (457,791)     183,115     457,791        --            --           --

Unrealized loss on marketable securities               --         --           --          --    89,270            --       89,270

Exercise of Class C warrants                           --         --           50         200        --            --          200

Net loss                                               --         --           --          --        --    (4,278,088)  (4,278,088)
                                                 --------  ---------   ---------- -----------  --------  ------------  -----------

Balance at November 30, 1997                           --         --   32,085,743  14,826,762        --   (11,860,683)   2,966,079

Issuance of common stock - upon exercise of
   stock options                                       --         --       28,000      29,700        --            --       29,700

Issuance of common stock - upon conversion of
   preferred stock                                     --         --      554,134     730,243        --            --      730,243

Preferred dividends paid in common stock               --         --        8,152      11,569        --       (22,800)     (11,231)

Net loss                                               --         --           --          --        --    (5,334,949)  (5,334,949)
                                                 --------  ---------   ---------- -----------  --------  ------------  -----------
Balance at November 30, 1998                           --  $      --   32,676,029 $15,598,274  $     --  $(17,218,432) $(1,620,158)
                                                 ========  =========   ========== ===========  ========  ============  ===========

See accompanying notes to financial statements.  31

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                            Statements of Cash Flows
                 For the years ended November 30, 1998 and 1997


                                                                                     1998           1997
                                                                                  -----------    -----------
Cash flows from operating activities:
 Net loss                                                                         $(5,334,949)   $(4,278,088)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        93,728         82,678
  Gain on sale of fixed assets                                                         (3,000)            --
  Loss on disposition of marketable securities                                             --        164,853
  Provision for obsolete inventory                                                     80,822        129,305
  Provision for warranty repairs                                                       53,602         11,600
  Provision for inventory returns                                                    (591,820)       614,860
  Provision for refurbishment of demonstration inventory units                        117,818         69,337
  Provision for doubtful receivables                                                   13,609        154,363
  Compensatory stock options granted                                                       --         18,642
  Changes in operating assets and liabilities:
   Accounts receivable                                                               (594,231)      (181,006)
   Inventory                                                                         (287,895)      (822,724)
   Other current assets                                                                56,505        (69,399)
   Deposits                                                                           (12,311)       (23,538)
   Accounts payable                                                                   282,312        170,139
   Accrued expenses                                                                      (456)       (64,989)
   Accrued salaries, wages and related benefits                                       192,547         54,750
                                                                                ---------------  -------------
         Net cash used in operating activities                                     (5,933,719)    (3,969,217)
                                                                                ---------------  -------------
Cash flows from investing activities:
 Purchases of property and equipment                                                  (58,771)      (217,700)
 Proceeds from sale of fixed assets                                                    53,000             --
 Proceeds from sale of marketable securities                                               --        164,360
                                                                               ---------------  -------------
          Net cash used in investing activities                                        (5,771)       (53,340)
                                                                               ---------------  -------------
Cash flows from financing activities:
 Repayment of long-term debt                                                          (27,260)       (12,099)
 Borrowing of long-term debt                                                           32,250             --
 Proceeds from debt issuance to related parties                                     1,000,000             --
 Proceeds from note payable to bank                                                 3,000,000             --
 Repayment of note payable to bank                                                 (1,000,000)            --
 Issuance of preferred stock                                                        3,000,000             --
 Preferred stock insurance costs                                                     (117,463)            --
 Issuance of common stock                                                              29,700      5,983,815
                                                                                ---------------  ------------
          Net cash provided by financing activities                                 5,917,227      5,971,716
                                                                                ---------------  ------------
Net (decrease) increase in cash and cash equivalents                                  (22,263)     1,949,159
Cash and cash equivalents at beginning of year                                      2,655,349        706,190
                                                                                ---------------  -------------
Cash and cash equivalents at end of year                                      $     2,633,086    $ 2,655,349
                                                                                ==============   ============

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                           November 30, 1998 and 1997

                                                                                   1998                   1997
                                                                                ----------             ----------
Supplemental disclosures of cash flow information:
 Cash paid for interest                                                         $  213,798             $    5,943
 Cash paid for income taxes                                                     $      800             $      800

Supplemental disclosures of non-cash investing and financing activities:
 Common stock issued upon redemption or conversion of preferred stock           $  730,243             $  457,791
 Decrease in unrealized loss on marketable securities                           $       --             $   89,270
 Fixed assets acquired by capital lease                                         $  107,218             $       --
 Preferred stock dividends paid in common stock                                 $   22,800             $       --

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997


(1) Summary of Significant Accounting Policies

    Description of Business

    CardioDynamics International Corporation (the "Company") was incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd., and changed its name to CardioDynamics International Corporation in October 1983. The Company develops, manufactures and markets noninvasive digital heart monitoring devices which provide continuous data on a wide range of hemodynamic parameters (measurements of the heart's ability to deliver oxygen-rich blood throughout the body). The Company's primary products, the BioZ(TM) System, BioZ(TM) Portable, BioZ.com(TM) use Thoracic Electrical Bioimpedance (TEB) technology to obtain data which is typically obtained only through a time-consuming, costly, and potentially dangerous invasive procedure called Pulmonary Artery Catheterization (PAC). The BioZ(TM) product line uses the Company's core technology, the proprietary DISQ(TM) (Digital Impedance Signal Quantifier) Technology, and the Z MARC(TM) (Modulating Aortic Compliance) algorithm, which together provide improved measurements of impedance waveforms and automatic electronic calibration, thereby increasing the repeatability and reliability of TEB technology. Since TEB monitoring is noninvasive, it eliminates procedure risk and potentially decreases the length of a hospital stay, thereby reducing patient cost.

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

    Until such time, if ever that the Company is able to successfully market its products and attain positive cash flow and profitability, the Company will be dependent on outside financing sources to meet its liquidity needs. There can be no assurance that such additional future funding will be available on terms attractive to the Company, or at all.

    Cash Equivalents

    Cash equivalents consist of short-term money market funds and commercial paper and are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable. At November 30, 1998, the Company has cash deposits in excess of federally insured limits totaling $505,107.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997


   Investments in Marketable Securities

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, management classified the Company's investments as available-for-sale securities. Available-for-sale securities are carried at fair-value, with the unrealized gains and losses, net of tax (if applicable). Realized gains and losses and declines in value deemed to be other-than-temporary are charged to operations, and a new cost basis for the security is established. The cost of securities sold is based on the specific identification method. Interest on securities available-for-sale is included in other expense, net. During fiscal 1997, certain equity securities were sold for a loss of $164,853. The Company had no investments in marketable securities at November 30, 1998 or November 30, 1997.

   Inventory

   Inventory is stated at the lower of cost or market, cost being determined on
   a first-in, first-out (FIFO) basis.   The company evaluates inventory on hand
   against historical and planned usage to determine appropriate reserves for obsolete, slow-moving and non-saleable inventory.

   Property and Equipment

   Property and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

   Revenue Recognition

   Revenue is recognized when a product is shipped or a service is provided to the customer with appropriate provisions for returns and allowances. During the first three quarters of 1997, the Company recognized revenue upon shipment to distributors. As a result of the Company's decision to sell its products primarily through a direct sales force (Note 9), a 100% provision for inventory returns was established for sales to distributors which had not, as of November 30, 1997, been resold to end users. During fiscal 1998, $591,820 of product had been returned against this provision.

   Warranty Cost

   The Company provides, by a current charge to cost of goods sold, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the accompanying balance sheets.

   Research and Development

   All research and development costs are expensed in the period incurred.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997

   Advertising

   All advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $339,470 and $329,354 in 1998 and 1997, respectively.

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

   Net Loss Per Share

   Effective December 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS 128). Net loss per common share is computed by dividing the net loss to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share, calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per common share are the same for the years ended November 30, 1998 and 1997 as all potentially dilutive securities are antidilutive. For the year ended November 30, 1998, 3,550,000 options and 447,848 warrants, each convertible into one share of common stock, were not included in the diluted earnings per share calculation as their effect was antidilutive. All current and prior period information presented conforms to the provisions of SFAS 128.

   Significant Customers

   During fiscal years 1998 and 1997, the Company's sales to customers and distributors outside of the United Stated accounted for 25% and 30% of net sales, respectively. One distributor, Landice International, accounted for 7% of net sales in fiscal 1998, and 29% in 1997. One end user that accounted for 12% of net sales in 1997, accounted for no sales during fiscal 1998. As a result of the Company's decision to direct it's sales efforts to the end user market, no one customer represented more than 10% of net sales in fiscal 1998.

   Fair Value of Financial Instruments

   The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued salaries, wages and benefits are considered to be representative of their fair values because of the short-term nature of these financial instruments. The carrying amount of the note payable to bank and long-term debt is a reasonable estimate of fair value as the loans bear interest based on market rates available for debt with similar terms. It is not practical to estimate the fair value of Notes payable to related parties because of the related party nature.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997

   Stock-Option Plan

   The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, which established accounting and disclosure requirements using fair-value-based method of accounting for stock based employee compensation plans.

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses for long-lived assets to be held and used are recorded by reducing the carrying value, to the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

   Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   Reclassifications

   Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(2) Inventory

   Inventory at November 30, 1998 and 1997 consists of the following:

                                                                      1998                   1997
                                                                   ---------              ----------
Electronic components and subassemblies                            $ 497,050              $ 420,481
Finished goods                                                       410,191                  70,226
Demonstration units                                                  547,101                 346,398
Distributor inventory to be returned (note 9)                         38,025                 367,367
Less provision for obsolete inventory                               (296,885)               (155,258)
Less provision for demonstration inventory                          (200,118)               (143,103)
                                                                   ---------              ----------
                                                                   $ 995,364              $  906,111
                                                                   =========              ==========

   In 1998 the Company used a number of vendors for components and subassemblies and believes that, should these suppliers not be able to provide inventory to the Company, it would be able to obtain alternate suppliers within a reasonable amount of time to meet production demands. During fiscal 1997 the Company purchased most electronic components and subassemblies from three suppliers.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997

(3) Property and Equipment

    Property and equipment at November 30, 1998 and 1997 consist of the following:


                                                          1998         1997
                                                       ---------     ---------
        Furniture                                      $  85,362     $  82,840
        Exhibit booth                                      4,800        48,013
        Other equipment                                  120,579        91,924
        Lab equipment                                     68,122        68,122
        Manufacturing equipment and fixtures              26,429        13,532
        Sales equipment                                  106,853        55,040
        Computer software and equipment                   27,429        10,814
        Leasehold improvements                           115,885       113,196
                                                       ---------     ---------

                                                         555,459       483,481
        Less accumulated depreciation and amortization  (288,542)     (238,827)
                                                       ---------     ---------
                                                       $ 266,917     $ 244,654
                                                       =========     =========

    At November 30, 1998, the Company had $107,218 of property and equipment under capital lease with accumulated amortization of $19,677. The Company had no property and equipment under capital lease at November 30, 1997.

(4) Financing Agreements

    In May of 1998, the Company entered into a six month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement the Company could borrow up to $4,000,000, of which the Company borrowed $3,000,000. The loan bears interest at one percent above the Bank's Prime Rate, and is guaranteed by the co-chairmen of the Company's Board of Directors. In August 1998, the Company repaid $1,000,000 of the $3,000,000, reducing the outstanding balance to $2,000,000. In exchange, the Bank extended the term of the loan until February 28, 1999.

    On February 26, 1999 the Company and City National Bank signed a commitment letter to enter into a three year unsecured term loan agreement. The proceeds of the new loan will be used to repay the Imperial Bank term loan. Under the terms of the City National Bank agreement the Company will borrow $2,000,000 with monthly interest-only payments for the first year at the Bank's Prime Rate and is guaranteed by the Co-chairmen of the Company's Board of Directors. Beginning March 2000, the Company will commence consecutive monthly principal installments of $83,333 each plus interest at one percent above the Bank's Prime Rate.

    In March 1998, the Company entered into an 18 month unsecured private line of credit agreement with the co-chairmen of the Company's Board of Directors. Under the terms of the agreement the Company may borrow up to $3,000,000 on an as-needed basis at an annual interest rate of 10.0%. In August of 1998 the Company borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the bank term loan. In February 1999, the line of credit was extended to September 30, 2000.

    In January 1999, the Company obtained a secured revolving credit line with a bank. The credit line provides for borrowing up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, the Company is required to meet certain loan covenants, including maintenance of minimum quick ratio and maximum quarterly losses. The credit line is collateralized by all the assets of the Company.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION


                         Notes to Financial Statements

                           November 30, 1998 and 1997

(5)   Long-term Debt

      Long-term debt at November 30 , 1998 and 1997 consists of the following:

                                                                                1998                     1997
                                                                             ----------               ---------
Prepetition and postpetition payroll taxes payable in
 installments including interest at 8% through March 1999                     $  33,793                $ 12,823

Capital lease obligations payable in monthly installments
 between $182 and  $1,192, bearing interest at rates between
 10% and 17.2%, maturing from December 2000 to February 2003.                    91,238                     --

Note payable to CardioDynamics Holdings, LLC, a related party, collateralized by a subordinate interest in substantially all assets of the Company, bearing interest at 7.5% per annum with interest-only payments due quarterly, maturing March 31, 2000.
 Convertible into common stock at a rate of $.25 per share.                      25,000                  25,000
                                                                               --------                 --------
Less current maturities of long-term debt                                       150,031                  37,823
                                                                                (37,816)                (11,300)
                                                                               --------                 --------
                                                                               $112,215                 $ 26,523
                                                                               ========                 ========

   The aggregate maturities of long-term debt subsequent to November 30, 1998 are as follows: 1999, $37,816; 2000, $66,404; 2001, $29,818; 2002, $12,517
   and 2003 $3,476.

(6) Shareholders' Equity

    During February 1995, the Company entered into an agreement with a related party, CardioDynamics Holdings, LLC ("CDH"), a California limited liability company, for the sale of approximately 37.6% of the Company's common stock. Additionally, the Company issued a five-year secured promissory note (the "CDH note") in the amount of $100,000. In fiscal 1996 and 1997, the CDH note was amended to increase the loan amount, establish a per share conversion price of $0.25 per share, subject to adjustment under specified circumstances, and change the maturity date to March 31, 2000. The CDH note is collateralized by a subordinated interest in substantially all of the assets of the Company. Advances under the CDH note accrue interest at 7.5% with interest-only payable quarterly through maturity at March 31, 2000. At November 30, 1998 and 1997, $25,000 was outstanding under this note. (See note 5).

    On March 6, 1997, the Company sold 2,527,102 shares of common stock in a $7.2 million private placement. EVEREN Securities, Inc. served as placement agent for 2,298,950 shares and another 228,152 shares were sold pursuant to a related offering. After issuance costs of approximately $550,000, the Company received net proceeds of approximately $6,650,000. In August 1997 the Company registered such common stock for public resale.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997


    In accordance with the terms of their stock purchase agreements, several private investors rescinded their purchases of a total of 236,220 shares of common stock (purchased in fiscal 1996 for $0.6 million cash) and reinvested the $0.6 million in 228,152 shares of common stock, issued under and subject to the terms of the offering, at a price of $2.85 per share.

    The Company converted all previously outstanding preferred stock to common stock during 1997.

    All Series C warrants outstanding at November 30, 1997 expired unexercised on December 31, 1997.

    In connection with the March 6, 1997 private placement the Company issued 276,514 common stock purchase warrants. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.56, until the expiration date of March 6, 2002.

    On May 15, 1998 in connection with the completion of the bank financing agreement 33,334 common stock purchase warrants were issued. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.00, until the expiration date of May 14, 2003. On August 21,1998 an additional 15,000 common stock purchase warrants were issued to the bank. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.00, until the expiration date of August 21, 2003.

    On August 21, 1998 the Company sold 3,000 shares of Series A convertible preferred stock to institutional investors. In conjunction with this financing 123,000 common stock purchase warrants were issued. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.55, until the expiration date of August 21, 2003.

(7) Convertible Preferred Stock

    On August 21, 1998, the Company sold 3,000 shares of Series A convertible preferred stock and 123,000 warrants to institutional investors for $3,000,000, net of issuance costs of $117,463. The Series A preferred stock is convertible into common stock at the lesser of $2.70 or 95% of the then-current common stock market value (92% after August 21, 1999). The Series A preferred stock has a cumulative dividend of 3% per year, which can be paid in cash or the Company's common stock at the discretion of the Company. For the year ended November 30, 1998, the Company issued 8,152 shares of common stock as dividends to the preferred shareholders.

    All Series A convertible preferred stock still outstanding on August 21, 2002, will automatically be converted to common stock. The holders of the Series A preferred stock can require redemption for cash (at 130% of the stated value) instead of conversion for shares in the event that the Company is acquired or defaults in certain ways, such as: NASDAQ delisting, NASDAQ extended suspension, or failure to deliver common stock as required upon conversion.

    During fiscal 1998, the preferred shareholders converted 760 shares of Series A preferred stock in exchange for 554,134 shares of common stock. The original purchasers of the Series A preferred stock can, under certain conditions, require the Company to sell them up to 3,000 shares of Series B preferred stock. They can only require this between May 23, 1999 and November 19, 1999 and they can only require it if and when the Company's common stock exceeds $2.70 per share for ten consecutive days. The Series B preferred stock would be substantially similar to the Series A preferred stock, but it would have a fixed conversion price of at least $3.10 per common share.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997


(8) Stock Options

    In 1995, the shareholders approved a Stock Option/Stock Issuance Plan (the "Option Plan") that provides for the granting of options to officers, directors and key employees to purchase the Company's common stock. Under the Option Plan, as amended in 1998, 4,000,000 shares of common stock have been reserved for granting of options at 100% of the fair market value of the Company's common stock on the date of grant.

    The Option Plan also provides for monthly grants, at fair market value to each non-employee director of the Company, of options to purchase 1,000 shares of Company common stock as payment for director fees for each full month of service. The options are exercisable immediately upon grant and expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board. During 1998 and 1997, 100,000 and 156,000 options were granted to the Board of Directors.

    The Option Plan also provides for grants of options and issuances of stock in exchange for professional services. During 1998, the Company did not grant any stock options in exchange for professional services. In 1997, the Company granted 35,000 stock options to four individuals in exchange for professional services.

    At November 30, 1998, there were 1,967,000 shares available for grant under the Option Plan. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $1.22 and $1.81 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0%, risk-free interest rate of 4.86%, expected volatility of 74.5% and an expected life of 4 years; 1997 - expected dividend yield 0%, risk-free interest rate of 6.26%, expected volatility of 67% and an expected life of 4 years.

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

                                                                     1998                  1997
                                                               -----------------     -----------------
Net loss to common shareholders, as reported                     $(5,357,749)          $(4,278,088)
Pro forma net loss to common shareholders                        $(6,595,785)          $(4,627,069)
Net loss per share to common shareholders, basic and
  diluted, as reported                                           $      (.17)          $      (.14)
Pro forma net loss per share to common shareholders
  basic and diluted                                              $      (.21)          $      (.15)

   Pro forma net loss reflects only options granted since November 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of up to 4 years, and compensation cost for options granted prior to December 1, 1995 is not considered.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997

   Stock option activity during the periods indicated is as follows:

                                                              Weighted-
                                            Number of          average
                                             shares         exercise price
                                       -------------       ----------------

Balance at November 30, 1996                681,000    $         1.60
Granted                                     829,000              3.23
Exercised                                   (30,000)             1.25
Forfeited                                   (28,000)             3.12
Expired                                      (8,000)             3.44
                                       --------------      -----------------
Balance at November 30, 1997              1,444,000    $         2.50

Granted                                   1,464,000              1.99
Exercised                                   (28,000)             1.06
Cancelled                                       -0-               -0-
Forfeited                                  (537,832)             2.85
Expired                                    (337,168)             3.32
                                       --------------      ---------------

Balance at November 30, 1998              2,005,000    $         1.91
                                       ==============      ===============


   At November 30, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.95 - $4.56 and 8.7 years. At November 30, 1998 and 1997, the number of options exercisable was 604,002 and 534,500, respectively, and the weighted-average exercise price of those options was $2.21 and $2.25, respectively.

   The following table sets forth information regarding options outstanding at November 30, 1998:



                                     Options Outstanding                        Options Exercisable
                             ---------------------------------------------    ---------------------------
                                                 Weighted-
                                                  average         Weighted-                      Weighted-
               Range of                          remaining         average                        average
               exercise             Number       contractual       exercise        Number         exercise
                prices           outstanding        life            price        exercisable        price
            ---------------    ---------------  --------------  -------------   -------------    -------------
          $    0.95 - 1.31        565,000           7.4            $ 1.12         271,000       $     1.16
               1.50 -  2.25       983,000           9.7              1.80          30,000             1.89
               2.34 - 3.50        410,000           8.2              3.07         266,002             3.09
               3.57 - 4.56         47,000           6.3              3.85          37,000             3.87
                               ------------                                      ----------
                                2,005,000           8.7            $  1.92        604,002       $     2.21
                               ============                                      ==========

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997


   On October 16, 1998, the Company adopted a Stock Option Cancellation/Regrant program. Each employee was given the opportunity to exchange their existing options for new options, exercisable at $1.625 per share, the fair value of common stock on October 16, 1998. All accrued vesting under the old stock options was forfeited, and the new options began a new vesting schedule (over the same number of years as the old option's vesting schedule). For all employees other than executive officers, the new options were granted for the same number of shares as the old options. For executive officers, the new options were granted for a fewer number of shares. The reduction in option shares for the executive officers was calculated by a formula based on the Black-Scholes option valuation model.

   Under the program 537,832 Plan options were forfeited with an average exercise price of $2.74. 673,000 new options were granted under the Plan with an exercise price of $1.625 per share and 135,168 options were forfeited. Eligible optionees representing 678,000 options with an average price $1.75 elected not to participate in the program.

   In June 1995, the Company entered into an employment agreement with its then Chief Executive Officer, Richard Otto. Under the terms of the agreement, Mr. Otto was granted 500,000 non-transferable stock options (not under the Option
   Plan) at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company's stock attains specified levels. Upon the attainment of the specified levels, the Company will record compensation cost. During 1997, Mr. Otto voluntarily agreed to reduce the number of options to 250,000. At November 30, 1998, none of the criteria have been met whereby these options would vest. The options expire June 15, 2005.

   On March 23, 1998, the Company entered into an employment agreement with Michael Perry who succeeds Mr. Otto as Chief Executive Officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (not under the Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche was not scheduled to vest until March 23, 2002. Under the October 16, 1998 Stock Option Cancellation/Regrant program, Mr. Perry cancelled his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over a four-year period with a commencement date of October 16, 1998. At
   November 30, 1998, none of the options are vested. The options expire on October 15, 2008.

(9) Revenue Recognition and Distributor Agreements

   During fiscal 1997, the Company established exclusive distribution agreements with seventeen regional specialty distributors to represent the Company in the U.S. hospital market. Together these distributors covered 44 states and employed over 100 sales representatives. During the third quarter of fiscal 1997, the Company terminated three of these distributor agreements and established a provision for returns of $168,920 for anticipated returns of demonstration and stocking units from these underperforming distributors. By the end of fiscal 1997, it was apparent that there was a need to broaden the sales channel. The Company opted to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the U.S. The Company believes that in many situations, a direct sales force can more effectively leverage the cost and safety advantages of the BioZ over traditional invasive techniques by marketing to and educating health care professionals and third-party payers, including HMOs, as to the positive cost advantages and positive clinical outcome profiles of the BioZ.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997

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

   As the Company planned to expand its direct sales force in targeted metropolitan areas, it recognized that it may not be able to maintain satisfactory relationships with its current regional specialty distributors. Under the terms of the domestic distribution agreements, distributors have the right, under certain circumstances (including the Company placing a direct sales representative in the distributor's territory), to terminate the distribution agreement and return demonstration and stocking inventory purchased from the Company. Because the Company anticipated that it may be required to take back BioZ Systems and unused supplies, and refund amounts paid by distributors (net of contracted depreciation and restocking charges), the Company established a $776,540 provision for distributor returns which represented 100% of sales to domestic distributors which had not, as of November 30, 1997 been resold to end users. At November 30, 1997, $161,680 of the provision for returns was applied against distributor accounts receivable as an allowance for returns with the $614,860 balance classified as a provision for inventory returns. At November 30, 1998, $20,492 remained as an allowance against accounts receivable and $23,040 as a provision for inventory returns.


(10)   Income Taxes

   Income taxes in the accompanying statements of operations are comprised of the following:

                                                   1998                 1997
                                       -----------------     -----------------
     Federal                        $          --           $        --
     State                                    800                    800
                                       -----------------      -----------------
                                    $         800           $        800
                                       =================      =================


At November 30, 1998, the Company had federal net operating loss carryforwards of approximately $20,037,800, expiring as follows:

          1999          $1,342,000        2008         $433,300
          2000             328,900        2009          513,000
          2001             442,500        2010        2,376,000
          2002           1,284,000        2011        2,445,000
          2005             752,600        2012        3,201,100
          2006             787,400        2013        5,575,400
          2007             556,600

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


                         Notes to Financial Statements

                          November 30, 1998 and 1997



   These amounts may be subject to significant limitations under IRC Section
   382. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of certain occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

   At November 30, 1998, the Company had state net operating loss carryforwards of approximately $13,596,000 that expire in years 1999 to 2002.



   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30, 1998 and 1997 are as follows:


                                                            1998                 1997
                                                         -----------          -----------
    Deferred tax assets:
      Net operating loss carryforwards                   $ 8,076,500          $ 5,208,800
      Inventory principally due to the provision             150,400              346,207
      Accrued expenses                                       219,100                   --
      Other                                                   18,500              164,193
                                                         -----------          -----------
           Total gross deferred tax assets                 8,464,500            5,719,200
    Valuation allowance                                   (8,464,500)          (5,719,200)
                                                         -----------          -----------
           Net deferred tax assets                       $        --          $        --
                                                         ===========          ===========


   A 100% valuation allowance has been applied to these net deferred tax assets. Accordingly, no tax benefit has been recorded for the years ended November 30, 1998 and 1997.


(11)  Leases


   In June 1997, the Company entered into a five-year operating lease for a 19,000 square-foot manufacturing facility which also houses the Company's research, development, marketing, sales and administrative activities. Rent expense for the operating lease was $291,214 and $114,102 during 1998 and 1997, respectively.

   Future minimum lease payments under all non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of November 30, 1998 are:


               Year ending November 30,
     ----------------------------------------
           1999                                      $    266,115
           2000                                           255,444
           2001                                           230,140
           2002                                           179,600
                                                     -------------
           Total minimum lease payments              $    931,299
                                                     =============


(12) 401K Plan


    Effective April 1996 the Company established a qualified savings plan under
    Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and are 21 years of age are eligible to participate. Eligible employees may contribute up to 20% of annual compensation, subject to limitations. The Company may make discretionary contributions to the plan. The Company made no contributions to the plan during 1997 and contributed $7,035 to the plan during fiscal 1998.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1998 and 1997



(12) 401k Plan

     Effective April 1996 the Company established a qualified savings plan under
     Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and are 21 years of age are eligible to participate. Eligible employees may contribute up to 20% of annual compensation, subject to limitations. The Company may make discretionary contributions to the plan. The Company made no contributions to the plan during 1997 and contributed $ 7,035 to the plan during fiscal 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 1997, the Audit Committee of the Board of Directors recommended, and the Board of Directors approved, the engagement of the independent certified public accounting firm of KPMG LLP to audit the financial statements of our Company for the fiscal year ended November 30, 1997. Accordingly, that firm was so engaged on June 26, 1997 and the engagement of Peterson & Co. as our independent auditors was discontinued on June 26, 1997.

The report of Peterson & Co. on our financial statements for the fiscal year ended November 30, 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The report did contain, however, an explanatory paragraph regarding our ability to continue as a going concern. Our financial statements for the fiscal year ended November 30, 1996 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

We had no disagreements with Peterson & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Peterson & Co., would have caused Peterson & Co. to make reference to the matter in their reports, and Peterson & Co. never advised us of any event of the kind mentioned in Item 304(d)(1)(iv)(B) of Regulation S-B.

We had not consulted with KPMG LLP during the prior two years or subsequent interim period prior to June 26, 1997 on either the application of accounting principles to a specific completed or contemplated transaction, or the type of opinion KPMG LLP might issue on our financial statements. No written or oral advice was provided to us by KPMG LLP that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

We requested Peterson & Co. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Peterson & Co. agrees with the above statements. The furnished letter states that Peterson & Co. agrees with the above statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The names of our directors and executive officers, together with certain information regarding them, as of February 20, 1999 are as follows:

               Name                       Age                    Position
               ----                       ---                    --------
Allen E. Paulson                          76         Co-Chairman of the Board of Directors
James C. Gilstrap                         62         Co-Chairman of the Board of Directors
Michael K. Perry                          38         Chief Executive Officer and Director
Rhonda F. Pederson                        38         President
Stephen P. Loomis                         38         Chief Financial Officer
Richard E. Trayler                        48         Chief Operating Officer
Dennis G. Hepp                            50         Chief Technology Officer
Stephenson M. Dechant                     43         Director
Nicholas V. Diaco, M.D. (1)               59         Director
Louis P. Ferrero                          56         Director
Cam L. Garner                             50         Director
Richard O. Martin, Ph.D.                  59         Director
Richard E. Otto                           49         Director
Michael D. Padilla                        50         Director

___________________
(1)   Chairman of our Medical Advisory Board

During the past five years, the business experience, principal occupations and employment of our directors and executive officers have been as follows:

Allen E. Paulson. Mr. Paulson has been Co-Chairman of our Board since June 1996 and Director since February 1995. Mr. Paulson owns numerous companies having substantial investments in diverse industries, including aircraft; energy exploration; horse breeding, training, and racing; automobile dealerships; gaming and entertainment; and real estate and resorts. Mr. Paulson is the founder and Chairman Emeritus of Gulfstream Aerospace Corporation, the world's leading designer, manufacturer and marketer of large corporate jets. He has earned numerous awards including the Horatio Alger Award for Distinguished Americans, and the American Academy of Achievement's Golden Plate Award, as well as five honorary doctorates.

James C. Gilstrap. Mr. Gilstrap served as Chairman of the Board of our Company from May 1995 to June 1996, and has been Co-Chairman of the Board since June 1996. Mr. Gilstrap is retired from Jefferies & Company, where he served as Senior Executive Vice President, Partner, and Member of the Executive Committee. Mr. Gilstrap serves on the Board of Full House Resorts, Inc. and is past President of the Dallas Securities Dealers as well as a past member of the Board of Governors of the National Association of Securities Dealers, Inc.

Michael K. Perry. Mr. Perry has been our Chief Executive Officer and a Director of our Company since April 1998. From November 1994 until June 1996, Mr. Perry served as Vice President of Operations at Pyxis Corporation, a publicly traded company that provides healthcare automation and information management services as well as pharmacy management services to hospitals and outpatient facilities. In 1996, Pyxis was acquired by Cardinal Health, Inc. Prior to that, Mr. Perry held the positions of Director of Quality for the Hewlett Packard DeskJet Group and Business Manager for the Hewlett Packard Medical Products Group. Mr. Perry holds a Bachelor of Science in Mechanical Engineering from General Motors Institute and a Masters in Business Administration from Harvard Business School.

Rhonda F. Pederson. Ms. Pederson has been the President of our Company since June 1997. She served as Vice President of Operations from June 1995 to January 1996 and as Chief Operating Officer from February 1996 to May 1997. Ms. Pederson has over 15 years of healthcare experience, including medical product development, rapid growth transitions, sales and marketing, and executive management. From July 1992 until May 1995, Ms. Pederson held the positions of President/Chief Executive Officer, Vice President of Sales and Marketing, and Board member at Culture Technology, Inc., a privately held biotechnology company specializing in culturing autologous skin for burn patients. Ms. Pederson has also held positions at General Electric Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Pederson holds a Bachelor of Pharmacy from Washington State University and is completing a Masters in Business Administration, Executive Program, from UCLA Anderson School of Business in Los Angeles.

Stephen P. Loomis. Mr. Loomis joined our Company in September 1996 as Vice President of Finance and has held the positions of Vice President of Finance, Chief Financial Officer and Corporate Secretary since April 1997. Mr. Loomis is a Certified Public Accountant with more than 13 years experience in finance and business development with both publicly traded and privately held companies. From 1993 until joining CardioDynamics, he served as Director of Financial Reporting at the Kinko's Inc. group of companies. From 1988 to 1993, Mr. Loomis was the Chief Financial Officer for Terminal Data Corporation, a publicly traded high-speed document imaging company. Prior to that, Mr. Loomis was with Peat Marwick Main & Co. He earned his Bachelor of Science Degree in Business Administration from California State University at Northridge.

Richard E. Trayler. Mr. Trayler joined our Company in July 1997 as Chief Operating Officer. From 1982 to 1997, Mr. Trayler held positions of regional and divisional sales manager at Quinton Instrument Company, a medical device subsidiary of American Home Products Corporation. He has also held positions at the Heart Institute for CARE, the University of Washington, and the Boeing Company where he assisted cardiologists in the clinical assessment of cardiac patients. Mr. Trayler was also the founder of the Health Enrichment Institute and the Amarillo Cardiopulmonary Rehabilitation Program, specializing in cardiology/health hazard appraisals and the development of cardiopulmonary exercise programs. Mr. Trayler earned a Bachelor of Science Degree from Texas A&M University, a Master of Science Degree from the University of Washington, and a Master of Christian Leadership Degree from Western Conservative Baptist Seminary (Phoenix Seminary).

Dennis G. Hepp. Mr. Hepp was appointed Chief Technology Officer of our Company in June 1997. Mr. Hepp has served as a consultant to us since July 1995. He has over 29 years experience in cardiovascular clinical medicine and the medical device industry. From 1974 to 1986, Mr. Hepp held various engineering and management positions at Medtronic, Inc. In 1989, Mr. Hepp founded and he continues to serve as Managing Director of Rivertek Medical Systems, Inc., Minneapolis, Minnesota, which serves as an engineering consulting firm to medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies such as CardioDynamics. Mr. Hepp holds a Bachelor of Electrical Engineering from the University of Detroit.

Stephenson M. Dechant. Mr. Dechant has been a Director of our Company since February 1995 and served as Chief Financial Officer of our Company from February 1995 to March 1997 and Corporate Secretary from February 1995 to July 1997. Mr. Dechant has been Chief Financial Officer for many of Mr. Allen Paulson's companies since 1992. His previous experience involves financial management and reporting for high net worth individuals and companies primarily involved in the food industry, including Dole Fresh Fruit and Chart House Enterprises. Mr. Dechant graduated from the University of Southern California with a Bachelor of Science in Business Administration and from the University of San Diego with a Masters in Business Administration.

Nicholas V. Diaco, M.D. Dr. Diaco has served as a Director of our Company and Chairman of our Medical Advisory Board since February 1995. Currently, he is the Director of the Coronary Care Unit and the Heart Catheterization Laboratory at St. John's Hospital and Health Center in Santa Monica, California. He is a Fellow of the American College of Cardiology and is board certified in Cardiovascular Disease. He serves as a Clinical Assistant Professor of Medicine at the University of California, Los Angeles. Dr. Diaco was a Chief of Internal Medicine in the U.S. Air Force and has published numerous articles on the effects of exercise on the heart. He received his M.D. with honors from Hahnemann Medical College and Hospital in Pennsylvania.

Louis P. Ferrero. Mr. Ferrero has served as a Director of our Company since July 1997. Mr. Ferrero has been Chairman and Chief Executive Officer of Conseco Global Investments since 1991. Conseco Global Investments is an investment company, which identifies emerging investment opportunities for Conseco, Inc., a major insurance holding company. Before joining Conseco Global Investments, Mr. Ferrero was Chairman and Chief Executive Officer of Anacomp, Inc., a full-service provider of computer and micrographics equipment, service and supplies. Mr. Ferrero holds a Bachelor of Economics and Marketing degree from the University of Florida.

Cam L. Garner. Mr. Garner has served as a Director of our Company since July 1997. Mr. Garner has been Chairman, President and Chief Executive Officer of Dura Pharmaceuticals, Inc., a respiratory products company, since 1990. Prior to joining Dura Pharmaceuticals, Inc., Mr. Garner was Senior Vice President of Sales and Marketing with Hybritech, Inc., a division of Eli Lilly & Co. Mr. Garner serves as Director for Trega Biosciences, Inc., Nanogen, Inc., Safeskin Corporation and Spiros Development Corporation as well as for Dura Pharmaceuticals. Mr. Garner earned a Masters Degree in Business Administration from Baldwin-Wallace College and a Bachelor of Arts degree in Biology from Virginia Wesleyan.

Richard O. Martin, Ph.D. Dr. Martin has served as a Director of our Company since July 1997. Dr. Martin is currently President of Medtronic-Physio-Control Corporation, a medical device company which designs, manufactures and sells external defibrillators and heart monitors. Until Medtronic's acquisition in 1998 of Physio-Control Corporation, Dr. Martin was Chairman and CEO. Prior to that he was Vice President of Cardiovascular Business Development with Sulzer Medica and has held several management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the Boards of Maxxim Medical, Inc., SeaMED Corporation and Encore Medical. Dr. Martin earned a Doctorate in Electrical/ Biomedical Engineering at Duke University.

Richard E. Otto. Mr. Otto has been a Director of our Company since September 1996 and served as Chief Executive Officer of our Company from June 1995 until April 1998. Mr. Otto is currently providing consulting services to various small businesses in the area of financial investments. From September 1987 to May 1994, Mr. Otto was with Sensor Technology, Inc., a privately held medical distribution company, of which he was a founder. In 1994, Sensor Technology, Inc. was sold to a division of Eli Lilly and Company. Prior to that time, Mr. Otto held positions with Medtronic, Inc., Cardiac Pacemakers, Inc., Intermedics, Inc. and Eli Lilly & Company. Mr. Otto serves on the Board of Endeavor Technologies Inc. Mr. Otto holds a Bachelor of Science degree from the University of Georgia.

Michael D. Padilla. Mr. Padilla has served as a Director of our Company since 1995. Mr. Padilla is a partner with the law firm Thorsnes, Bartolotta, McGuire & Padilla. He has practiced law in San Diego since 1972, specializing in personal injury, product liability and medical malpractice litigation. He is a member of the Consumer Attorney Associations in both California and the local branch in San Diego. Mr. Padilla received his J.D. from the University of San Diego School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that each person who, at any time during the fiscal year ended November 30, 1998, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10.       EXECUTIVE COMPENSATION


Summary of Cash and Certain Other Compensation


The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 1996, 1997 and 1998 of those persons who were, at November 30, 1998 (i) the Chief Executive Officer and (ii) the other executive officers of CardioDynamics whose aggregate direct remuneration from CardioDynamics during the fiscal year ended November 30, 1998 exceeded $100,000 ("Named Officers").


                                         SUMMARY COMPENSATION TABLE


                                                              Long-Term Compensation
                                                              ----------------------
                                                                 Awards       Payouts
                                                                 ------       -------
                                                               Securities
                                                               Underlying
Name and                         Annual Compensation/(1) /      Options/         LTIP           All other
Principal Position       Year     Salary ($)     Bonus ($)      SARs (#)       Payouts($)    Compensation($)
----------------------   ----   -------------    ---------    -------------    ----------    ------------------
Michael K. Perry         1998    $    1           $   750       1,295,000       $   -0-      $    4,000/(2)/
 Chief Executive         1997     n/a                 n/a             n/a           n/a                n/a
 Officer/(3)/            1996     n/a                 n/a             n/a           n/a                n/a

Rhonda F. Pederson       1998    127,833              751             -0-           -0-          18,000/(4)/
 President               1997    111,308           17,228          75,000           -0-          15,000/(4) /
                         1996     95,000            -0-           150,000           -0-          -0-

Stephen P. Loomis        1998     116,583           1,663         120,000/(5)/      -0-           6,000/(2)/
 Chief Financial         1997     103,416          22,849          70,000/(6)/      -0-           3,000/(2)/
 Officer                 1996      18,025/(7)/      -0-            80,000/(6)/      -0-          -0-

Richard. E. Trayler      1998     123,750           1,502          80,000/(5)/      -0-           6,000/(2)/
 Chief Operating         1997      60,000/(8)/      -0-           100,000/(6)/      -0-           3,000/(2)/
 Officer                 1996      n/a                n/a             n/a           n/a                n/a

__________________
(1) Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included.

(2)    Amount represents Company paid allowance for automobile expenses.

(3) Represents compensation earned by Mr. Perry from his employment with our Company commencing April of 1998.

(4) Amounts represent Company paid lodging of $12,000 in each year and the balance is for automobile expenses.

(5)    Options granted under Company Stock Option cancellation/regrant program.

(6) In conjunction with a Stock Option cancellation/regrant program in 1998, previously granted options were cancelled.

(7) Represents compensation earned by Mr. Loomis from his employment with our Company commencing September of 1996.

(8) Represents compensation earned by Mr. Trayler from his employment with our Company commencing July of 1997.

The following table provides information regarding option exercises during the fiscal year ended November 30, 1998, as well as information with respect to unexercised options to purchase our Company's Common Stock granted to the Named Officers in fiscal 1998. None of the Named Officers exercised any stock options during fiscal 1998.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                          Individual Grants
                      ------------------------------------------------------------
                                       % of Total
                                    Options Granted
                         Options      to Employees      Exercise     Expiration
Name                     Granted     in Fiscal 1998     Price(1)        Date
---------------------------------   ----------------   -----------   -----------
Michael K. Perry        1,295,000        46%             $1.625       10/16/2008
Rhonda F. Pederson        250,000         9%             $2.250        3/19/2008
Stephen P. Loomis         120,000         4%             $1.625       10/16/2008
Richard E. Trayler         80,000         3%             $1.625       10/16/2008

---------------------------------------------------
(1) All options were granted at fair market value (closing sale price for our Common Stock on the NASDAQ/AMEX Stock Market on the date of grant).

The following table provides further information regarding the Named Officers' outstanding stock options as of November 30, 1998. No stock appreciation rights were granted or exercised, and no stock options were exercised during fiscal 1998.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                    Number of
                                                                                    Securities
                                                                                    Underlying                  Value/(1)/ of
                                                                                    Unexercised                  Unexercised
                                                                                   Options/SARs                 In-the-Money
                                                                                   at FY-End (#)             Options/SARs at FY-
                             Shares Acquired                 Value                 Exercisable/             End ($) Exercisable/
Name                         on Exercise (#)             Realized ($)              Unexercisable             Unexercisable/(2)/
-------------------         ------------------       ---------------------      -------------------        -----------------------

Michael K. Perry                  - 0 -                     - 0 -                 -0- / 1,295,000           - 0 - / 1,214,063
Rhonda F. Pederson                - 0 -                     - 0 -                25,000 / 450,000             - 0 - / 312,500
Stephen P. Loomis                 - 0 -                     - 0 -                   -0- / 120,000              - 0 - /112,500
Richard E. Trayler                - 0 -                     - 0 -                  - 0-  / 80,000              - 0 - / 75,000

_________________
(1) Represents the difference between the closing sale price of our Common Stock on the NASDAQ/AMEX Stock Market on November 30, 1998 and the exercise price of the options.

 (2) The respective Named Officers as of November 30, 1998 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to three additional years.

Stock Options

On October 16, 1998, we adopted a Stock Option Cancellation/Regrant program. Each employee was given the opportunity to exchange his or her existing options for new options, exercisable at $1.625 per share. All accrued vesting under the old stock options was forfeited, and the new optionee began a new vesting schedule (over the same number of years as the old option's vesting schedule). For all employees other than executive officers, the new options were granted for the same number of shares as the old options. For executive officers, the new options were granted for a fewer number of shares. The reduction in option shares for the executive officers was calculated by a formula based on the Black-Scholes option valuation model.

Under the program 2,267,000 options were cancelled with an average exercise price of $2.74. 1,968,000 new options were granted with an exercise price of $1.625 per share and 299,000 were forfeited with an average price of $2.75. Eligible optionees representing 678,000 options with an average price $1.75 elected not to participate in the program.

Employment Agreement

On March 23, 1998, we entered into an employment agreement with Michael Perry who succeeds Mr. Otto as Chief Executive Officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (not under the Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche was not scheduled to vest until March 23, 2002. Under the October 16, 1998 Stock Option Cancellation/Regrant program, Mr. Perry cancelled his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over the same four-year period with a commencement date of October 16, 1998. At November 30, 1998, none of the options are vested. The options expire on October 15, 2008.

We entered into a Compensation and Employment Agreement, dated June 16, 1995, with its then Chief Executive Officer, Richard E. Otto. Under the terms of the agreement Mr. Otto was granted 500,000 non-transferable stock options (not under the 1995 Plan) at an exercise price of $0.50 per share. The Agreement provided for a salary of $150,000 per year and standard fringe benefits. In January 1996, Mr. Otto and the Company agreed to reduce his annual salary to $120,000 per year and then again in June 1997, they agreed to reduce it to $72,000 per year and reduced the number of stock options to 250,000. The options vest when and if the quoted market price of our Common Stock attains and holds the following stock prices:

               50,000 vest at $5.00
               50,000 vest at $6.00
               50,000 vest at $7.00
               50,000 vest at $8.00
               50,000 vest at $9.00

At November 30, 1998, none of the options were vested. The options expire June 15, 2005. Upon the appointment of Mr. Perry as Chief Executive Officer in April of 1998 Mr. Otto's salary ceased and he and the Company agreed that the 250,000 stock options would continue to be outstanding, subject to the same vesting requirements.

Long Term Incentive Plans

We do not have any long-term incentive plans (as defined in the Securities and Exchange Commission regulations).

Directors' Fees

Each non-employee director who has not been employed by us during the proceeding two years receives 1,000 automatic monthly stock options granted at fair market value (or, in the case of 10% shareholders Mr. Paulson and Mr. Gilstrap, at 110% of fair market value) on the last day of the month for each full month of service as a director of our Company. On August 1, 1997, Cam L. Garner, a Director of our Company, entered into a consulting agreement with our Company whereby Mr. Garner is paid a monthly fee of $2,083.33 and received a one-time grant of 5,000 stock options to purchase CardioDynamics' Common Stock in exchange for consulting services. Total fees paid to Mr. Garner in fiscal 1997 were $8,333.32 and $24,999.96 in fiscal 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock - Certain Beneficial Holders

The following are the only persons known by us to own beneficially, as of February 20, 1999, five percent (5%) or more of the outstanding shares of its Common Stock.


Name and Address of                        Shares Beneficially Owned
                                       -----------------------------
Beneficial Owner                       Number  (1)        Percentage (2)
------------------------------------   -----------        ----------

Allen E. Paulson (3)                   17,901,342          54.4%
P.O. Box 9660
Rancho Santa Fe, CA  92067

James C. Gilstrap (4)                   8,003,253          24.3%
5067 Shore Drive
Carlsbad, CA  92008

Nicholas V. Diaco, M.D. (5)             4,817,905          14.6%
1302 - 20th Street, Suite 400
Santa Monica, CA  90404

Joseph F. Diaco, M.D. (6)               4,566,905          13.9%
4700 North Habana Ave., Suite 403
Tampa, FL  33614

CardioDynamics Holdings, LLC (7)        4,161,599          12.4%
P.O. Box 9660
Rancho Santa Fe, CA  92067

Edge Financial Group, Inc. (8)          2,213,559           6.7%
16225 Park Ten Place, Suite 380
Houston, TX  77084

Joe C. Richardson, Jr. (9)              1,994,038           6.0%
P.O. Box 8246
Amarillo, TX  79114

______________________

1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

2)  Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

3) Includes 4,161,599 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC ("CDH"), of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Also includes 40,000 shares of Common Stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 3,000,000 shares of Common Stock owned by Mr. Paulson's sons; Mr. Paulson disclaims beneficial ownership of such shares.

4) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Mr.Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Includes 1,015,000 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Mr.Gilstrap disclaims beneficial ownership of these shares except to the extent of his and his wife's ownership interest in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 40,000 shares of Common Stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 65,000 shares of Common Stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

5) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Dr. Nicholas Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Also includes 145,000 shares of Common Stock Dr. Diaco beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days.

6) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Dr. Joseph Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7).

7) Includes 2,243 shares of Common Stock over which CDH exercises sole voting and investment power, and 4,059,356 shares of Common Stock over which CDH exercises sole voting power, but no investment power. Also includes 100,000 shares of Common Stock issuable upon conversion of a Note issued by CardioDynamics.

8) Includes 1,208,549 shares of Common Stock beneficially owned by Medical Assets, LLC, of which Edge Financial Group, Inc. is a member. Edge Financial Group, Inc. disclaims beneficial ownership of these shares except to the extent of its ownership interest in Medical Assets, LLC. Medical Assets, LLC exercises sole investment power, but no voting power, over all its shares of Common Stock. See footnote (9). Edge Financial Group, Inc. has investment power, but not voting power, with respect to all its shares.

9) Includes 1,208,549 shares of Common Stock beneficially owned by Medical Assets, LLC, of which Mr. Richardson is a member. Mr. Richardson disclaims beneficial ownership of these shares except to the extent of his ownership interest in Medical Assets, LLC. Also includes 25,109 shares held by Vital Energy, Inc. of which Mr. Richardson is CEO and majority shareholder. See footnote (8). Mr. Richardson has investment power, but not voting power, with respect to all his shares.

3) Includes 4,161,599 shares of Common Stock beneficially owned by CardioDynamics Holdings, LLC ("CDH"), of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Also includes 40,000 shares of Common Stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 3,000,000 shares of Common Stock owned by Mr. Paulson's sons; Mr. Paulson disclaims beneficial ownership of such shares.

4) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Includes 1,015,000 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his and his wife's ownership interest in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 40,000 shares of Common Stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 65,000 shares of Common Stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

5) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Dr. Nicholas Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7). Also includes 145,000 shares of Common Stock Dr. Diaco beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days.

6) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Dr. Joseph Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (7).

7) Includes 2,243 shares of Common Stock over which CDH exercises sole voting and investment power, and 4,059,356 shares of Common Stock over which CDH exercises sole voting power, but no investment power. Also includes 100,000 shares of Common Stock issuable upon conversion of a Note issued by CardioDynamics.

8) Includes 1,208,549 shares of Common Stock beneficially owned by Medical Assets, LLC, of which Edge Financial Group, Inc. is a member. Edge Financial Group, Inc. disclaims beneficial ownership of these shares except to the extent of its ownership interest in Medical Assets, LLC. Medical Assets, LLC exercises sole investment power, but no voting power, over all its shares of Common Stock. See footnote (9). Edge Financial Group, Inc. has investment power, but not voting power, with respect to all its shares.

9) Includes 1,208,549 shares of Common Stock beneficially owned by Medical Assets, LLC, of which Mr. Richardson is a member. Mr. Richardson disclaims beneficial ownership of these shares except to the extent of his ownership interest in Medical Assets, LLC. Also includes 25,109 shares held by Vital Energy, Inc. of which Mr. Richardson is CEO and majority shareholder. See footnote (8). Mr. Richardson has investment power, but not voting power, with respect to all his shares.

Common Stock - Management

The following table sets forth the beneficial ownership of Common Stock of CardioDynamics as of February 20, 1999 by each director and Named Officer, and by all directors and executive officers of our Company as a group. Each such person has a business address, care of CardioDynamics


                                             Shares  Beneficially  Owned
                                             ----------------------------
Name                                         Number (1)       Percent (2)
------------------------------------------   ---------        -----------

Stephenson M. Dechant (3)                     50,000               *

Nicholas V. Diaco, M.D. (4)                4,817,905              14.6%

Louis P. Ferrero (5)                          19,334               *

Cam L. Garner (6)                             29,001               *

James C. Gilstrap (7)                      8,003,253              24.3%

Dennis G. Hepp                                   -0-               *

Stephen P. Loomis                                -0-               *

Richard O. Martin, Ph.D. (8)                  19,334               *

Richard E. Otto (9)                           63,333               *

Michael D. Padilla (10)                       51,000               *

Allen E. Paulson (11)                     17,864,233              54.6%

Rhonda F. Pederson (12)                       91,250               *

Michael Perry                                  7,000              *

Richard E. Trayler                             1,000              *

All Directors and executive
officers as a group - (14 persons) (13)   22,730,554             68.2%

----------------
*Less than 1%


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

(3) Includes 50,000 shares of Common Stock Mr. Dechant beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

(4) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Dr. Nicholas Diaco is a member with a minority interest. Dr. Diaco disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (13). Also includes 145,000 shares of Common Stock Dr. Diaco beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days.

(5) Includes 19,334 shares of Common Stock Mr. Ferrero beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

(6) Includes 29,001 shares of Common Stock Mr. Garner beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

(7) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (13). Includes 1,015,000 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his and his wife's ownership interest in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 40,000 shares of Common Stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 65,000 shares of Common Stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

(8) Includes 19,334 shares of Common Stock Dr. Martin beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

(9) Includes 23,333 shares of Common Stock Mr. Otto beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

(10) Includes 40,000 shares of Common Stock Mr. Padilla beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

(11) Includes 4,161,599 shares of Common Stock beneficially owned by CDH, of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (13). Also includes 40,000 shares of Common Stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 3,000,000 shares of Common Stock owned by Mr. Paulson's sons; Mr. Paulson disclaims beneficial ownership of such shares.

(12) Includes 87,500 shares of Common Stock Ms. Pederson beneficially owes by virtue of her right to acquire shares under stock options now exercisable or exercisable within 60 days.

(13) Shares beneficially owned include shares held by entities affiliated with certain directors and named Officers as described above in the footnotes.

Preferred Stock

All previously outstanding Preferred Stock was converted to Common Stock during fiscal 1997. In August of 1998 we issued 3,000 shares of Series A Convertible Preferred Stock. At September 30, 1998 we paid a Preferred Stock dividend by issuing of 6,691 shares of Common Stock. In November 1998, in accordance with the conversion provisions, 760 shares of Series A Preferred Stock including accumulated dividends were converted into 555,595 shares of our Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996, CardioDynamics Holdings, LLC and its members engaged in several significant transactions with us, substantially all resulting in the issuance of unregistered Common Stock or convertible note amounts convertible (and later converted) into Common Stock. Of the outstanding shares of Common Stock, currently CDH owns 2,243 shares and has the right under a $25,000 Note bearing interest at 7.5% to obtain an additional 100,000 shares upon conversion. Members of CDH individually own 18,643,009 shares of Common Stock of CardioDynamics (aside from CDH's own holdings); of the members' shares, Allen E. Paulson owns 13,739,743, James C. Gilstrap owns 3,841,654 and Nicholas V. Diaco, M.D. owns 656,306. At February 20, 1999, CDH and its members together are the beneficial owners of 69.7% of our Common Stock.

In March 1998, we entered into an 18 month unsecured private line of credit agreement with Allen E. Paulson and James C. Gilstrap. Under the terms of the agreement we can borrow up to $3,000,000 on an as-needed basis with monthly
interest-only payments at an annual interest rate of 10.0%.   In February 1999,
the term was extended one year, to September 2000.

Before and after becoming an executive officer of CardioDynamics in June 1997, Dennis G. Hepp has served as a consultant and vendor to our Company since July 1995 through the company he founded in 1989, Rivertek Medical Systems, Inc., located in Minneapolis, Minnesota. Rivertek, which is 100% owned by Mr. Hepp and his wife, provides engineering consulting to medical device manufacturers, and continues to be one of our largest vendors. In fiscal 1997 and fiscal 1998, we paid $238,278 and $454,801, respectively, to Rivertek.

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM 8-K


(a)    Exhibit Index

       The following exhibits are attached to this Report and are incorporated herein by reference:


Exhibit              Title
-------              -----
2.1                  Fourth Amended Plan of Reorganization. (Incorporated by
                     reference from November 30, 1994 Form 10-KSB.)

2.2                  Purchase Agreement dated February 7, 1995 between
                     CardioDynamics and CardioDynamics Holdings, LLC.
                     (Incorporated by reference from February 28,1995 Form 10-
                     QSB.)

2.3 Amendment to Purchase Agreement, dated March 31, 1996, between the Company and CardioDynamics Holdings, LLC,
                     (Incorporated by reference from May 31, 1996 Form 10-QSB.)

3.1 Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

3.2                  Restated Articles of Incorporation as filed July 24, 1998.
                     (Incorporated by reference from August 31, 1998 Form 10-
                     QSB.)

3.3                  Certificate of Determination of Preferences of Series A
                     Convertible Preferred Stock. (Incorporated by reference to
                     Form 8-K for the event of August 21, 1998, filed September
                     3, 1998.)

4.1                  Secured Convertible Promissory Note, dated February 7,
                     1995, in favor of CardioDynamics Holdings, LLC.
                     (Incorporated by reference from February 28,1995 Form 10-
                     QSB.)

4.2                  First Amended and Restated Secured Convertible Promissory
                     Note, dated March 30, 1995 in favor of CardioDynamics
                     Holdings, LLC. (Incorporated by reference from May 31, 1995
                     Form 10-QSB.)

4.3                  Second Amended and Restated Secured Convertible Promissory
                     Note, dated May 19, 1995 in favor of CardioDynamics
                     Holdings, LLC. (Incorporated by reference from May 31, 1995
                     Form 10-QSB.)

4.4                  Third Amended and Restated Secured Convertible Promissory
                     Note, dated March 31, 1996 in favor of CardioDynamics
                     Holdings, LLC. (Incorporated by reference from May 31, 1996
                     Form 10-QSB.)

4.5                  Fourth Amended and Restated Secured Convertible Promissory
                     Note, dated June 30, 1996 in favor of CardioDynamics
                     Holdings, LLC. (Incorporated by reference from August 31,
                     1996 Form 10-QSB.)

4.6                  Fifth Amended and Restated Secured Convertible Promissory
                     Note, dated February 1, 1997 in favor of CardioDynamics
                     Holdings, LLC. (Incorporated by reference from February 28,
                     1997 Form 10-QSB.)

(a)                      Exhibit Index (Continued)


Exhibit                  Title
-------                  -----

4.7                Sixth Amended and Restated Secured Convertible Promissory
                   Note, dated August 15, 1998 in favor of CardioDynamics
                   Holdings, LLC. (Incorporated by reference from August 31,
                   1998 Form 10-QSB.)

10.1               Security Agreement, dated February 7, 1995 between the
                   Company and CardioDynamics Holdings, LLC. (Incorporated by reference from February 28,1995 Form 10-QSB.)

10.2               Patent Security Agreement, dated February 7, 1995 between the
                   Company and CardioDynamics Holdings, LLC. (Incorporated by reference from February 28, 1995 Form 10-QSB. )

10.3               Offer to Grant Irrevocable Proxy and Agreement and Mutual
                   General Release, dated February 2, 1995 between the Company and DaVinci Scientific Corporation. (Incorporated by reference from February 28, 1995.)

10.3.1 February 3, 1995 extension letter. (Incorporated by reference from February 29, 1995 Form 10-QSB.)

10.3.2             Notice to DaVinci Scientific Corporation, dated February 7,
                   1995. (Incorporated by reference from February 28, 1995 Form
                   10-QSB.)

10.4*              Compensation and Employment Agreement with Richard E. Otto.
                   (Incorporated by reference from August 31, 1995 Form 10-QSB.)

10.4.1*            Amendment to Compensation and Employment Agreement, dated
                   April 5, 1998, between the Company and Richard E. Otto.
                   (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.5 International Distribution Agreement, dated June 20, 1996, between the Company and Landice International Corporation
                   (Incorporated by reference from August 31, 1996 Form 10-QSB.)

10.6               Engagement letter with EVEREN Securities, Inc., dated
                   November 15, 1996. (Incorporated by reference from November
                   30, 1996 Form 10-KSB.)

10.7               Warrants to purchase 276,514 shares of CardioDynamics
                   International Corporation Common Stock to EVEREN Securities,
                   Inc. dated February 26, 1997 and March 6, 1997. (Incorporated by reference from February 28, 1997 Form 10-QSB.)

10.8 Form of Stock Purchase Agreement for 1997 EVEREN private placement. (Incorporated by reference from February 28, 1997
                   Form 10-QSB.)

10.9               Amendment No. 1 to Service Agreement among Rivertek Medical
                   Systems, Inc., Dennis G. Hepp and the Company, dated July 25,
                   1997. (Incorporated by reference from August 31, 1997 Form 10-
                   QSB.)

10.9.1             Amendment No. 2 to Service Agreement among Rivertek Medical
                   Systems, Inc., Dennis G. Hepp and the Company, dated October
                   16,1998.

(a)              Exhibit Index (Continued)


Exhibit          Title
-------          -----

10.10*          Consulting Services Agreement, dated August 1, 1997, between Cam
                L. Garner and the Company. (Incorporated by reference from November 30, 1997 Form 10-KSB.)

10.11           Lease between AGBRI Nancy Ridge, LLC and the Company dated June
                20, 1997. (Incorporated by reference from August 31, 1997 Form
                10-QSB.)

10.12           Private Line of Credit Agreement, dated March 11, 1998, between
                Allen Paulson, James C. Gilstrap and the Company. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.13* Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31,
                1998 Form 10-QSB.)

10.14 Distribution Agreement dated March 31, 1998 between the Company and Cardiomedics, Inc. (Incorporated by reference from August
                31, 1998 Form 10-QSB.)

10.15           Warrants to purchase 33,334 shares of CardioDynamics
                International Corporation Common Stock to Imperial Bank dated
                May 14, 1998. (Incorporated by reference from August 31, 1998
                Form 10-QSB.)

10.16           Promissory Note and Credit Agreement dated May 14, 1998, between
                Imperial Bank and the Company. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.16.1 Promissory Note and Credit Agreement, dated August 19, 1998 between Imperial Bank and the Company. (Incorporated by reference from August 31, 1998 Form 10-QSB. )

10.17           Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20,
                1998. (Incorporated by reference from August 31, 1998 Form 10-
                QSB.)

10.18           Warrants to purchase 15,000 shares of CardioDynamics
                International Corporation Common Stock to Imperial Bank dated
                August 21, 1998. (Incorporated by reference from August 31, 1998
                Form 10-QSB.)

10.19           Securities Purchase Agreement dated August 21, 1998 between the
                Company and certain Selling Shareholders. (Incorporated by reference to Form 8-K for event of August 21, 1997, filed
                September 3, 1998.)

10.20           Form of Warrant issued August 21, 1998 to certain Selling
                Shareholders. (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September 3, 1998.)

10.21           Registration Rights Agreement dated August 21, 1998 between the
                Company and certain Selling Shareholders. (Incorporated by reference to Form 8-K for event of August 21, 1998, filed
                September 3, 1998.)

10.22           Certificate of Determination of Preferences of Series A
                Convertible Preferred Stock. (Incorporated by reference to Form
                8-K for event of August 21, 1998, filed September 3, 1998.)

(a)                      Exhibit Index (Continued)



Exhibit                  Title
-------                  -----



16.1 Letter dated June 26, 1997 from Peterson & Co. (Incorporated by reference from June 26, 1997 Form 8-K.)

23.1  Consent of Independent Auditors, KPMG LLP

27.0  Financial Data Schedule
  ____________________
* This management contract or compensatory plan or arrangement is required to be filed as an exhibit.

(b)    Reports on Form 8-K:

       None.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February  28, 1999     CARDIODYNAMICS  INTERNATIONAL  CORPORATION



                              By: /s/ Michael K. Perry
                                  --------------------
                              Michael K. Perry
                              Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title                    Date
-------------------------------   ------------------------------   -------------

/s/ Michael K. Perry              Director and Chief               February 28, 1999
-------------------------------   Executive Officer
Michael K. Perry

/s/ Stephen P. Loomis             Vice President, Finance,         February 28, 1999
-------------------------------   Chief Financial Officer and
Stephen P. Loomis                 Corporate Secretary (Principal
                                  Accounting Officer)

/s/ Stephenson M. Dechant         Director                         February 28, 1999
-------------------------------
Stephenson M. Dechant

/s/ Nicholas V. Diaco, M.D.       Director                         February 28, 1999
-------------------------------
Nicholas V. Diaco, M.D.

/s/ Louis P. Ferrero              Director                         February 28, 1999
-------------------------------
Louis P. Ferrero

/s/ Richard E. Otto               Director                         February 28, 1999
-------------------------------
Richard E. Otto

/s/ Cam L. Garner                 Director                         February 28, 1999
-------------------------------
Cam L. Garner

/s/ James C. Gilstrap             Director                         February 28, 1999
-------------------------------
James C. Gilstrap

/s/ Richard O. Martin, Ph.D.      Director                         February 28, 1999
-------------------------------
Richard O. Martin, Ph.D.

/s/ Michael D. Padilla            Director                         February 28, 1999
-------------------------------
Michael D. Padilla

/s/ Allen E. Paulson              Director                         February 28, 1999
-------------------------------
Allen E. Paulson
