Form 10KSB40/A
period 1998-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 1999-03-03
CIK 719722

                         UNITED  STATESUNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                               EXPLANATORY NOTE

The purpose of this Amendment Number 1 is to amend and restate the Registrant's Balance Sheet included in its Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998 in order to correct a typographical error reflected on the Balance Sheet.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION
                                 Balance Sheets

                           November 30, 1998 and 1997

                     Assets (notes 4, 5, and 6)
                                                                                     1998                    1997
                                                                                  ----------              ----------
Current assets:
 Cash and cash equivalents                                                      $ 2,633,086             $ 2,655,349
 Accounts receivable, net of allowance for doubtful accounts
 and returns of $32,728 in 1998 and $161,824 in 1997 (note 9)                       632,190                  51,568
 Inventory, net (notes 2 and 9 )                                                    995,364                 906,111
 Other current assets                                                                81,229                 137,735
                                                                                -----------             -----------
          Total current assets
                                                                                  4,341,869               3,750,763
                                                                                -----------             -----------
Property and equipment, net (note 3)                                                266,917                 244,654
Deposits                                                                             40,099                  27,788
                                                                                -----------             -----------
          Total assets                                                          $ 4,648,885             $ 4,023,205
                                                                                ===========             ===========

                Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                               $   577,836             $   295,524
 Accrued expenses                                                                    89,663                  25,287
 Accrued salaries, wages and benefits                                               276,179                  83,632
 Current maturities of long-term debt (note 5)                                       37,816                  11,300
 Note payable to bank (note 4)                                                    2,000,000                      --
 Provision for inventory returns (note 9)                                            23,040                 614,860
                                                                                -----------             -----------
          Total current liabilities                                               3,004,534               1,030,603

Note payable related parties (notes 4 and 5)                                      1,000,000                      --
Long-term debt, less current maturities (note 5)                                    112,215                  26,523
                                                                                -----------             -----------
          Total liabilities                                                       4,116,749               1,057,126

Convertible Preferred stock, no par value; 18,000,000 shares authorized;  issued and outstanding 2,240 Series A shares at
 November 30, 1998 and no shares authorized or outstanding at
 November 30, 1997 (Note 7)                                                       2,152,294                      --

Shareholders' equity: (notes  5, 6, 7 and 8)
Common stock, no par value; 50,000,000 shares authorized;  issued and outstanding 32,676,029 shares at November 30, 1998 and
 32,085,743 shares at November 30, 1997                                          15,598,274              14,826,762
Accumulated deficit                                                             (17,218,432)            (11,860,683)
                                                                                -----------             -----------
          Total shareholders' equity (deficit)                                   (1,620,158)              2,966,079
                                                                                -----------             -----------
Commitments and contingencies (notes 9 and 11)

          Total liabilities and shareholders' equity                            $ 4,648,885             $ 4,023,205
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
