Form 10QSB
period 1999-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 1999-04-13
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                For the Quarterly Period Ended FEBRUARY 28, 1999

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                          -
No __


As of  April 9, 1999 32,794,719 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes __   No  X
             -

                  CARDIODYNAMICS  INTERNATIONAL  CORPORATION

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS:
            Balance Sheets at February 28, 1999 (unaudited) and

            November 30, 1998 (audited).                                 3

            Statements of Operations for the three months
            ended February 28, 1999 and February 28, 1998 (unaudited).   4

            Statements of Cash Flows for the three months
            ended February 28, 1999 and February 28, 1998 (unaudited).   5

            Notes to Financial Statements                                6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          7


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                            12

ITEM 2.     CHANGES IN SECURITIES                                        12

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                              12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

ITEM 5.     OTHER INFORMATION                                            12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                             12

            SIGNATURES                                                   13


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   CARDIODYNAMICS  INTERNATIONAL  CORPORATION
                                 BALANCE SHEETS


                                                                                 FEBRUARY 28,             NOVEMBER 30,
                                                                                     1999                     1998
                                ASSETS                                           (UNAUDITED)               (AUDITED)
                                                                            ------------------      -------------------
Current assets:
Cash and cash equivalents                                                 $          1,349,612     $          2,633,086
Accounts receivable, net of allowance for doubtful accounts
  and returns of $88,504 in 1999 and $32,728 in 1998                                 1,167,494                  632,190
Inventory, net                                                                       1,081,671                  995,364
Other current assets                                                                    95,706                   81,229
                                                                           -------------------      -------------------
   Total current assets                                                              3,694,483                4,341,869
                                                                           -------------------      -------------------
Property and equipment, net                                                            270,937                  266,917
Deposits                                                                                40,099                   40,099
                                                                           -------------------      -------------------
   Total assets                                                           $          4,005,519    $           4,648,885
                                                                           ===================      ===================
               LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                                         $            577,172    $             577,836
 Accrued expenses                                                                      263,093                  112,703
 Accrued salaries, wages and benefits                                                  387,187                  276,179
 Revolving  line of credit                                                             208,600                       --
 Current maturities of long-term debt                                                   37,816                   37,816
 Note payable to bank                                                                2,000,000                2,000,000
                                                                           -------------------      -------------------
   Total current liabilities                                                         3,473,868                3,004,534

Note payable - related parties                                                       1,000,000                1,000,000
Long-term debt, less current maturities                                                115,708                  112,215
                                                                            ------------------      -------------------
    Total liabilities                                                                4,589,576                4,116,749

Convertible preferred stock, no par value; 18,000,000 shares authorized;  issued and outstanding 2,140 Series A shares at February
 28, 1999 and 2,240 shares at November 30, 1998                                      2,049,455                2,152,294

 Shareholders' deficit:
Common stock, no par value; 50,000,000 shares authorized;  issued and outstanding 32,743,126 shares at February 28, 1999 and
  32,676,029 shares at November 30, 1998                                            15,713,152               15,598,274
 Accumulated deficit                                                               (18,346,664)             (17,218,432)
                                                                             ------------------      -------------------
   Total shareholders' deficit                                                      (2,633,512)              (1,620,158)
                                                                            -------------------      ------------------
 Commitments and contingencies
   Total liabilities and shareholders' deficit                            $          4,005,519    $          4,648,885
                                                                            ===================      ==================


See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                                             THREE MONTHS ENDED
                                                                                                FEBRUARY 28,
                                                                            ----------------------------------------------------
                                                                                        1999                     1998
                                                                            ------------------------    ------------------------
Net sales                                                                    $           1,074,926       $              147,512
Cost of sales                                                                              407,071                      193,969
                                                                            -----------------------     ------------------------
          Gross margin                                                                     667,855                      (46,457)

Operating expenses:
 Research and development                                                                  471,523                      537,070
 Selling, general, and administrative                                                    1,248,747                      728,630
                                                                            ----------------------      ------------------------
          Total operating expenses                                                       1,720,270                    1,265,700
                                                                            ----------------------      ------------------------
Loss from operations                                                                    (1,052,415)                  (1,312,157)

Other income (expense):
 Interest, net                                                                             (58,090)                      24,403
 Other, net                                                                                   (612)                         --
                                                                            ----------------------     -------------------------
          Total other income (expense)                                                     (58,702)                      24,403

Loss before income taxes                                                                (1,111,117)                  (1,287,754)
Income taxes                                                                                  (800)                        (800)
                                                                            ----------------------    --------------------------
          Net loss                                                                      (1,111,917)                  (1,288,554)

Preferred stock dividends                                                                  (16,315)                         --
                                                                            ----------------------    --------------------------
          Net loss to common shareholders                                    $          (1,128,232)     $            (1,288,554)
                                                                            ======================    ==========================

Net loss per common share, basic and diluted                                 $                (.03)     $                  (.04)
                                                                            ======================    ==========================

Weighted-average number of common shares outstanding                                    32,719,426                   32,085,910
                                                                            ======================    ==========================


See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                        FEBRUARY 28,
                                                                         ----------------------------------------
                                                                                  1999                  1998
                                                                         -----------------     ------------------
Cash flows from operating activities:
 Net loss                                                              $        (1,111,917)  $         (1,288,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                       19,067                 19,488
Provision for warranty repairs                                                      35,955                 13,400
Provision for (reduction of) inventory returns                                          --               (159,753)
Provision for (reduction of) doubtful receivables                                   55,776                (37,193)
Changes in operating assets and liabilities:
Accounts receivable                                                               (591,080)               (15,376)
Inventory, net                                                                     (86,307)                86,130
Other current assets                                                               (14,477)                (5,346)
Deposits                                                                                --                  2,805
Accounts payable                                                                      (664)               148,437
Accrued expenses                                                                   115,289                (10,731)
Accrued salaries, wages and benefits                                               111,008                 (4,694)
                                                                         -----------------    -------------------
          Net cash used in operating activities                                 (1,467,350)            (1,251,387)
                                                                         -----------------     ------------------
Cash flows from investing activities:
 Purchases of property and equipment                                                (8,401)               (27,776)
                                                                         -----------------     ------------------
          Net cash used in investing activities                                     (8,401)               (27,776)
                                                                         -----------------     ------------------
 Cash flows from financing activities:
 Repayment of long-term debt                                                       (11,193)                (2,820)
 Proceeds from note payable to bank                                                208,600                750,000
 Preferred stock issuance costs                                                     (7,070)                    --
 Issuance of common stock                                                            1,940                 15,150
                                                                         -----------------     ------------------
          Net cash provided by financing activities                                192,277                762,330
                                                                         -----------------     ------------------
Net decrease in cash and cash equivalents                                       (1,283,474)              (516,833)
Cash and cash equivalents at beginning of period                                 2,633,086              2,655,349
                                                                         -----------------     ------------------
Cash and cash equivalents at end of  period                            $         1,349,612   $          2,138,516
                                                                         =================     ==================


See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

Many patients who might otherwise benefit from cardiac function monitoring are often not given such treatment because the risks and costs associated with pulmonary artery catheterization often outweigh the potential benefits. The BioZ(TM) Systems allow such patients to receive treatment in a safe, efficient, and cost-effective manner. Since the BioZ(TM) Systems provide cardiac function monitoring noninvasively, these systems have the potential to expand the number of clinical applications well beyond cardiology, intensive care, and surgery. These include applications for emergency, hypertensive, congestive heart failure, high risk obstetric, immune suppressed, dialysis, pacemaker, and sports medicine patients.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all the information and footnotes which would be presented if these financial statements had been prepared in accordance with generally accepted accounting principles.

These statements should be read in conjunction with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1998 as presented in our Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to provide consistency in reporting.

In our opinion, the information contained in this report reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of our operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1999.

Options and warrants to purchase 447,848 shares of common stock at an average exercise price of $3.11 per share were outstanding during the quarter ended February 28, 1999 but were not included in the computation of loss per share because the effect would be anti-dilutive.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1998. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on the Company's business, refer to our November 30, 1998 Form 10-KSB and page 13 of this report.

Results of Operations (Quarters referred to herein are fiscal quarters ended
---------------------
February 28)

Net sales for the first quarter of fiscal 1999 were $1,074,926, a 629% increase over first quarter of fiscal 1998 sales of $147,512. The strong increase in sales during the first fiscal quarter of 1999 was primarily due to increased physician acceptance of our non-invasive technology and the early success of our direct sales force and expansion of international distribution. First quarter 1999 sales included $791,141 of revenue for shipments of our new Bioz.com(TM), which was still in the product development stage at this time last year. Our decision to add a direct sales force and target individual physician offices as well as primary care facilities resulted in shipments of 32 BioZ(TM) systems to end users during the first quarter of fiscal 1999 as compared to the 11 systems shipped to end-users during the first quarter of fiscal 1998.

In November of 1998, we received CE Mark approval and have been actively pursuing European and Asian markets. The CE Mark is recognized worldwide as an essential European regulatory approval. In anticipation of this approval, we had begun to establish a network of International distributors to market the BioZ.com(TM). As of February 28, 1999 agreements had been formalized with fourteen medical distributors representing 22 countries in Europe, Asia, Africa, the Middle East and South America. During the first quarter of fiscal 1999, we sold 10 BioZ(TM) systems to our international distributors resulting in sales of $212,404. There were no international sales made during the first fiscal quarter of 1998.

Our gross margin for the quarter ended February 28, 1999 was $667,885, or 62% of sales, a significant increase from the first fiscal quarter of 1998 in which we had a negative margin of ($46,457) or (32%). The direct sales approach and the introduction of the higher priced BioZ.com(TM) product resulted in an 11% increase in our average unit sales price. In addition, with the increased sales volume, our manufacturing capacity is being more fully utilized resulting in better margins.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)
---------------------

With our continued investment in sales and marketing related activities, selling, general and administrative costs for the first fiscal quarter of 1999 increased to $1,248,747, a 71% increase over the same period in 1998 of $728,630. We intend to continue expansion of our direct sales force and development of selling and marketing materials customized for direct sales targeted at both the hospital and outpatient markets. However, as we increased our investment in sales and marketing during the quarter, we trimmed our general and administrative expenses 14% from last year's same period through judicious allocation of resources and continued cost containment efforts.

Subsequent to the launch of our new Bioz.com(TM) in the second quarter of 1998 our research and development costs for the first quarter of 1999 decreased 12% from the first fiscal quarter of 1998's expenditures of $537,070. We anticipate that a significant portion of our resources will continue to be invested into research, clinical studies, further enhancements to the BioZ(TM) product line, and new product development.

We received $21,424 in interest income and incurred $79,514 of interest expense in the first three months of fiscal 1999 compared with interest income of $25,478 and interest expense of $1,075 in the same three month period of fiscal 1998. The increased interest expense is largely a result of increased borrowings against our various financing agreements.

We generated a net loss to Common Shareholders in the first quarter of 1999 of $1,128,232, or $.03 per Common share, compared with a net loss to Common Shareholders of $1,288,554, or $.04 per Common share, for the same quarter last year. The increase in the weighted average number of Common shares outstanding was primarily due to the conversion of 760 shares in November 1998, and 100 shares in January 1999 of our Series A Convertible Preferred Stock into 611,660 shares of our Common Stock.

Liquidity and Capital Resources
-------------------------------

To help provide the cash flow necessary to meet the increasing demand for the Company's BioZ(TM) Systems, in January 1999 we established a secured revolving credit line with a bank. The credit line provides for borrowing of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maintenance of a minimum quick ratio and maximum quarterly losses. The credit line is collateralized by all the assets of our company. At February 28, 1999, we had $208,600 outstanding under the credit line.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources -  (Continued)
--------------------------------

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we may borrow up to $3,000,000 on an as-needed basis with monthly
interest-only payments at an annual interest rate of 10.0%.   In August of 1998
we borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the bank term loan. In February 1999, the line of credit was extended to September 30, 2000. At February 28, 1999 we had $1,000,000 outstanding under this line of credit.

In August of 1998, we completed the first phase of a $6,000,000 equity private placement to institutional investors. The first phase provided $3,000,000 ($2,882,537 net proceeds) through the issuance of Series A Convertible Preferred Stock. The funding of the second phase was contingent upon certain conditions being met including minimum daily stock trading volume and price. These conditions were not met and therefore the second phase of the financing has not been completed as of February 28, 1999.

In May of 1998, we entered into a six month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement we could borrow up to $4,000,000, of which we borrowed $3,000,000. The loan bears interest at one percent above the Bank's Prime Rate. In August 1998, we repaid $1,000,000 of the $3,000,000, reducing the outstanding balance to $2,000,000. In exchange, the Bank extended the term of the loan until April 7, 1999. At February 28, 1999 the $2,000,000 remains outstanding. On February 26, 1999 we signed a commitment letter with City National Bank to enter into a three year unsecured term loan agreement. The proceeds of the new loan will be used to repay the existing Imperial Bank term loan. Under the terms of the City National Bank agreement we will borrow $2,000,000 with monthly interest-only payments for the first year at the Bank's Prime Rate. The loan is guaranteed by the co-chairmen of our Board of Directors. Beginning March 2000, we will commence making consecutive monthly principal installments of $83,333 each, plus interest at one percent above the Bank's Prime Rate.

Nonetheless, without additional debt or equity financing in the second fiscal quarter, our ability to execute the transition to a direct sales strategy will be constrained, due to the strategy's higher cash requirements. We expect to generate an operating loss for our fiscal year ended November 30, 1999. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) Systems and other diagnostic products and raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER MATTERS

Year 2000 Compliance
--------------------

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

 .    Inventory and Assessment: We have inventoried all of our computer software and hardware as well as facilities, telecommunications, and external interfaces. Significant third party vendors will be contacted to determine their Year 2000 readiness.

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

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER MATTERS - (Continued)


As of February 28, 1999 we have completed the inventory and assessment stage and anticipate completing any necessary renovation, testing and implementation within the next six months. It has already been determined that the internal network, and manufacturing requirements planning software is certified as Year 2000 complaint. Additionally, our newest products have been specifically tested for Year 2000 performance and no Year 2000 problems were identified. We are still in the process of certifying key third party vendors Year 2000 compliance. Renovation and testing has begun as problems were identified. We plan to have all stages of the Year 2000 project completed no later than the fall of 1999.


Thus far, we have not had to spend significant amounts of money through this phase of the process. We currently believe that the cost of addressing this issue will not have a material adverse effect on our business, results of operations, and financial condition. However, if our vendors of the most important goods and services, or our suppliers of necessary energy, telecommunications and transportation needs, fail to provide us with the materials and services which are necessary to produce and sell our products, such failure could have material adverse effect on the results of operations, liquidity and financial condition of our Company.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On February 8, 1999, the Official Post Confirmation Committee of Unsecured Creditors of Helionetics, Inc. ("Plaintiff") filed a Complaint in United States Bankruptcy Court for the Central District of California, Santa Ana Division, naming CardioDynamics Holdings, LLC ("Holdings") and the Company as defendants. The Complaint relates to an alleged fraudulent transfer of certain shares of the Company's Common Stock from Helionetics, Inc. to Holdings in February 1995 and seeks various relief including return of the subject shares to Plaintiff and compensatory and punitive damages. The Company has not filed an Answer to the Complaint pursuant to a stipulation among counsel to the parties and an agreement by the Plaintiff to file an amended Complaint.


ITEM 2.   CHANGES IN SECURITIES
          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          On December 9,1999 the Company received authorization from TUV Rhineland of North America to place the CE Mark on the BioZ.com.(TM) The CE Mark is recognized worldwide as an essential European regulatory approval and enables the Company to expand its sales and distribution of the BioZ.com(TM) throughout the European Community.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          10.1 Amendment of Private Line of Credit Agreement, dated February 5, 1999, between Allen Paulson, James C. Gilstrap and the Company.


          10.2 Line of Credit Agreement with Imperial Bank, dated January 15, 1999.


          27  Financial Data Schedule.


          (b) Reports on Form 8-K:
              None.

                   CARDIODYNAMICS  INTERNATIONAL  CORPORATION


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding plans, goals, strategies, intent, beliefs or current expectations of the Company and its management. These statements are expressed in good faith and are believed to have a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) sole dependence on the recently introduced BioZ(TM) System, BioZ Portable(TM) and BioZ.com(TM) and related products, (ii) general acceptance in the medical community of invasive procedures such as PAC and lack of general acceptance in the medical community of TEB, (iii) its ability to raise additional funds on terms attractive to the Company, or at all, (iv) competition from Baxter Healthcare Corporation, the maker of the Swan-Ganz(TM) PAC device, (v) expansion of its direct sales force, (vi)Year 2000 computer related issues, and (vii) various uncertainties characteristic of companies just emerging from the development stage; as well as other risks detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1998 and any later-filed SEC reports. Any forward-looking statement speaks only as of the date on which the statement is made, and the Company does not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or to reflect the occurrence of unanticipated events.


                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          CARDIODYNAMICS  INTERNATIONAL  CORPORATION





Date: April 13, 1999          By: /s/ Michael K. Perry
      --------------              -----------------------------------------
                                    Michael K. Perry
                                    Chief Executive Officer


Date: April 13, 1999          By: /s/ Stephen P. Loomis
      --------------              ---------------------------------------
                                    Stephen P. Loomis
                                    Vice President, Finance
                                    Chief Financial Officer and
                                    Corporate Secretary