Form 10QSB
period 1999-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1999-07-13
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended May 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Transition Period from ________ to _________

                       Commission File Number:  0-11868


                   CARDIODYNAMICS INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

                         California                                              95-3533362
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

6175 Nancy Ridge Drive, Suite 300, San Diego, California                         92121
          (Address of principal executive offices)                            (Zip Code)

                                (619) 535-0202
                        (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        ----
No _____


As of July 9, 1999, 39,828,811 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes _____   No  X
               ----

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Balance Sheets at May 31, 1999 (unaudited) and
          November 30, 1998 (audited).                                        3

          Statements of Operations (unaudited) for the three and
          six months ended May 31, 1999 and May 31, 1998.                     4

          Statements of Cash Flows (unaudited) for the six
          months ended May 31, 1999 and May 31, 1998.                         5

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

          Signatures                                                         14

                  CARDIODYNAMICS  INTERNATIONAL  CORPORATION

                                Balance Sheets

                                                                         May 31,      November 30,
                                                                         1999            1998
                             Assets                                   (Unaudited)     (Audited)
                                                                     ------------    ------------
Current assets:
  Cash and cash equivalents                                          $  5,393,990    $  2,633,086
  Accounts receivable, net of allowance for doubtful accounts
   and returns of $84,927 at May 31, 1999 and $32,728 at                2,007,021         632,190
   November 30, 1998
  Inventory, net                                                        1,259,182         995,364
  Other current assets                                                     97,998          81,229
                                                                     ------------    ------------

    Total current assets                                                8,758,191       4,341,869
                                                                     ------------    ------------

Property and equipment, net                                               256,267         266,917
Deposits                                                                   41,765          40,099
                                                                     ------------    ------------

    Total assets                                                     $  9,056,223    $  4,648,885
                                                                     ============    ============

                   Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                   $    758,759    $    577,836
  Accrued expenses                                                        369,881         112,703
  Accrued salaries, wages and benefits                                    258,838         276,179
  Revolving  line of credit                                               815,615              --
  Current maturities of note payable to bank                              250,000       2,000,000
  Current maturities of long-term debt                                     32,495          37,816
                                                                     ------------    ------------

    Total current liabilities                                           2,485,588       3,004,534

Note payable - related parties                                          1,000,000       1,000,000
Note payable to bank, less current maturities                           1,750,000              --
Long-term debt, less current maturities                                   113,319         112,215
                                                                     ------------    ------------

     Total liabilities                                                  5,348,907       4,116,749

Convertible preferred stock, no par value; 18,000,000 shares authorized;  issued and outstanding 1,720 Series A shares at
 May 31, 1999 and 2,240 shares at November 30, 1998                     1,647,226       2,152,294



Shareholders' equity (deficit):
Common stock, no par value; 50,000,000 shares authorized;
 issued and outstanding 38,215,960 shares at May 31, 1999
 and 32,676,029 shares at November 30, 1998                            21,203,490      15,598,274

Accumulated deficit                                                   (19,143,400)    (17,218,432)
                                                                     ------------    ------------

    Total shareholders' equity (deficit)                                2,060,090      (1,620,158)
                                                                     ------------    ------------

Commitments and contingencies

    Total liabilities and shareholders' equity (deficit)             $  9,056,223    $  4,648,885
                                                                     ============    ============

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                           Statements of Operations
                                  (Unaudited)

                                             Three Months Ended                   Six Months Ended
                                                  May 31,                              May 31,
                                      --------------------------------------------------------------------
                                           1999             1998               1999               1998
                                      -------------     -------------      -------------     -------------
Net sales                            $    1,528,481    $      477,726     $    2,603,407    $      625,238
Cost of sales                               558,327           291,609            965,398           485,578
                                      -------------     -------------      -------------     -------------

     Gross margin                           970,154           186,117          1,638,009           139,660

Operating expenses:
 Research and development                   370,302           607,408            841,825         1,144,478
 Selling, general, and                    1,304,863           955,630          2,553,610         1,684,260
  administrative
                                      -------------     -------------      -------------     -------------

     Total operating expenses             1,675,165         1,563,038          3,395,435         2,828,738
                                      -------------     -------------      -------------     -------------

Loss from operations                       (705,011)       (1,376,921)        (1,757,426)       (2,689,078)

Other income (expense):
 Interest, net                              (75,907)          (16,650)          (133,997)            7,753
 Other, net                                    (413)            3,000             (1,025)            3,000
                                      -------------     -------------      -------------     -------------

     Total other income (expense)           (76,320)          (13,650)          (135,022)           10,753

Loss before income taxes                   (781,331)       (1,390,571)        (1,892,448)       (2,678,325)
Income taxes                                     --                --               (800)             (800)
                                      -------------     -------------      -------------     -------------

     Net loss                              (781,331)       (1,390,571)        (1,893,248)       (2,679,125)

Preferred stock dividends                   (15,405)               --            (31,720)               --
                                      -------------     -------------      -------------     -------------

Net loss to common shareholders      $     (796,736)   $   (1,390,571)    $   (1,924,968)   $   (2,679,125)
                                      =============     =============      =============     =============

Net loss per common share, basic
   and diluted                       $         (.02)   $         (.04)    $         (.06)   $         (.08)
                                      =============     =============      =============     =============

Weighted-average number of common
 shares outstanding                      33,053,278        32,100,743         32,879,748        32,093,408
                                      =============     =============      =============     =============

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                           Statements of Cash Flows
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                    May 31,
                                                                      ---------------------------------
                                                                           1999               1998
                                                                      --------------     --------------
Cash flows from operating activities:
 Net loss                                                             $   (1,893,248)    $   (2,679,125)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                               44,897             37,486
  Gain on sale of fixed asset                                                     --             (3,000)
  Provision for warranty repairs                                             115,248             19,500
  Provision for (reduction of) inventory returns                               5,385           (288,704)
  Provision for (reduction of) doubtful receivables                           52,199           (127,820)
  Changes in operating assets and liabilities:
   Accounts receivable                                                    (1,427,030)          (108,777)
   Inventory, net                                                           (263,818)           (33,064)
   Other current assets                                                      (16,769)            30,595
   Deposits                                                                   (2,611)             4,264
   Accounts payable                                                          180,923            160,624
   Accrued expenses                                                          140,098            (20,193)
   Accrued salaries, wages and benefits                                      (17,341)            18,305
                                                                      --------------     --------------

          Net cash used in operating activities                           (3,082,067)        (2,989,909)
                                                                      --------------     --------------

Cash flows from investing activities:
 Proceeds from sale of fixed assets                                               --             53,000
 Purchases of property and equipment                                         (19,561)           (33,479)
                                                                      --------------     --------------

          Net cash provided by (used in) investing activities                (19,561)            19,521
                                                                      --------------     --------------

Cash flows from financing activities:
 Repayment of long-term debt                                                 (18,903)            (5,640)
 Repayment of note to bank                                                (2,000,000)                --
 Borrowings on revolving line of credit                                      815,615                 --
 Proceeds from bank borrowing                                              2,000,000          3,000,000
 Preferred stock issuance costs                                               (7,070)                --
 Increase in long-term debt                                                       --             32,250
 Issuance of common stock, net                                             5,072,890             15,150
                                                                      --------------     --------------

          Net cash provided by financing activities                        5,862,532          3,041,760
                                                                      --------------     --------------

Net increase in cash and cash equivalents                                  2,760,904             71,372

Cash and cash equivalents at beginning of period                           2,633,086          2,655,349
                                                                      --------------     --------------

Cash and cash equivalents at end of  period                           $    5,393,990     $    2,726,721
                                                                      ==============     ==============

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements
                                  (Unaudited)

Description of Business

At CardioDynamics International Corporation, we develop, manufacture and market heart-monitoring devices that provide physicians with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike other cardiac function monitoring technologies, our monitors are non-invasive. Our primary products, the BioZ(TM) System, the BioZ(TM) Portable, and the BioZ.com(TM) use a technology called thoracic electrical bioimpedance (TEB) to obtain data which is typically available only through a time-consuming, costly, and potentially dangerous invasive procedure known as right heart catheterization, or pulmonary artery catheterization.

Many patients who might otherwise benefit from cardiac function monitoring are often not given such treatment because the risks and costs associated with pulmonary artery catheterization often outweigh the potential benefits. The BioZ(TM) Systems allow these patients to receive treatment in a safe, efficient, and cost-effective manner. Since the BioZ(TM) Systems provide cardiac function monitoring noninvasively, they have the potential to expand the number of clinical applications well beyond cardiology, intensive care, and surgery. These include applications for emergency, hypertensive, congestive heart failure, high risk obstetric, immune suppressed, dialysis, pacemaker, and sports medicine patients.

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

In our opinion, the information contained in this report reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of our operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1999. Options and warrants to purchase 4,297,048 shares of common were outstanding during the quarter ended May 31, 1999 but were not included in the computation of loss per share because the effect would be anti-dilutive.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements
                                  (Unaudited)


Footnotes

On May 28, 1999 we completed a $5.2 million private placement of common stock to institutional and other accredited investors who purchased unregistered shares with a six-month holding restriction at $1.00 per share, representing a 27% discount to the closing bid price.

In January of 1999 we established a secured revolving credit line with a bank. The credit line provides for borrowing of up to $3,000,000 at the bank's prime rate. The credit line is collateralized by all the assets of our company. At May 31, 1999, we had $815,615 outstanding under the credit line.

In February of 1999 we entered into a three-year unsecured term loan agreement with a bank. Under the terms of the agreement we borrowed $2,000,000 with monthly interest-only payments for the first 12 months at the bank's prime rate and monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate beginning March 2000. In connection with the loan, we issued to the bank, 50,000 warrants to purchase our common stock at $2.20 per share. The co-chairmen of our Board of Directors guaranteed the loan. At May 31, 1999 $2,000,000 is outstanding under this agreement.

Subsequent Event

To achieve an orderly conversion of the outstanding shares of our Series A convertible preferred stock with a minimum impact on the market price of our common stock, in June of 1999 we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the preferred stock by reducing the effective purchase price. As a result of the preferred stock retirement, we will record a one-time, non-cash accounting charge of approximately $490,000 in our third quarter ended August 31, 1999.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1998. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on the Company's business, refer to our November 30, 1998 Form 10-KSB and page 14 of this report.

Results of Operations (Quarters referred to herein are fiscal quarters ended May
---------------------
31)

Net sales in the second quarter of fiscal 1999 increased 220% from $477,726 in the second quarter of fiscal 1998, to $1,528,481. In the first six months of fiscal 1999, net sales grew to $2,603,407, an increase of 316% over the first half of fiscal 1998. The increase in second quarter sales resulted from the growing recognition in the healthcare community of the validity and clinical usefulness of the BioZ's TEB technology along with HCFA Medicare reimbursement coverage and expansion of our domestic direct sales force and international distribution network. The Bioz.com(TM), which commenced shipments in May 1998, accounted for 79% of sales in the second quarter. By targeting individual physician offices as well as primary care facilities, our direct sales force sold 45 BioZ(TM) systems to end users during the second quarter of 1999.

In November of 1998, we received CE Mark approval and have been actively pursuing European and Asian markets. As of May 31, 1999 agreements had been formalized with 17 medical distributors representing 31 countries in Europe, Asia, Africa, the Middle East and South America. During the second quarter of fiscal 1999, we sold 13 BioZ(TM) systems to our international distributors which accounted for 21% of our unit shipments in the quarter.

For the quarter ended May 31, 1999 our gross margin was $970,154, or 64% of sales, up from 1998's second quarter of $186,117, or 39% of sales. Year to date gross margin percentages for 1999 and 1998 were 63% and 22%, respectively. With the introduction of the higher priced BioZ.com(TM) product in mid 1998, our average unit sales price has increased 34% from $17,864 in the first six months of 1998 to $23,884 for the same period in 1999. In addition, as sale volumes increase, our manufacturing capacity is more fully utilized contributing to improved gross margins.

We continue to invest a significant portion of our resources into sales and marketing. At May 31, 1999, we had a total of 21 direct sales representatives placed in strategic cities throughout the United States. In the second fiscal quarter of 1999, sales and marketing related costs totaled $994,553, a 64% increase over the same period in 1998 of $607,423. For the first half of 1999, sales and marketing costs were $1,934,344, a 98% increase over the first half of 1998. We intend to continue expansion of our direct sales force and further development of selling and marketing materials customized for direct sales targeted at both the hospital and outpatient markets.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------

As a result of ongoing cost management initiatives, general and administrative expenses continued to decline, falling 11% in the second quarter and 12% in the first half of 1999 compared with the same periods in 1998. We spent $310,310 and $619,266, respectively, in the second quarter and first half of 1999 compared with $348,207 and $705,822 in the same periods last year.

Now that the BioZ.com product development has been completed, our research and development spending declined by 39% in the second quarter of 1999 compared with the second quarter of 1998 and 26% in the first half of 1999 from the first half of 1998. Although research and development costs have decreased in the quarter, we continue to devote a significant portion of our resources to research, clinical studies, further enhancements to the BioZ(TM) product line, and new product development.

We received $8,077 in interest income and incurred $83,984 of interest expense in the second quarter of 1999 compared with interest income of $17,047 and interest expense of $33,697 in the same period of fiscal 1998. For the six-month period ending May 31, 1999, interest income was $29,501 and interest expense was $163,497 as compared with the same period last year with interest income of $45,523 and interest expense of $34,670. The higher interest expense in 1999 is largely a result of increased borrowings under our various financing agreements.

The net loss generated to common shareholders in the second quarter of 1999 was $796,736, or $.02 per common share, compared with a net loss to common shareholders of $1,390,571, or $.04 per common share, for the same quarter last year. The year to date net loss to common shareholders was $1,924,968 or $.06 per common share, a 28% improvement over last year's loss of $2,679,125 or $.08 per common share. Our weighted average number of common shares outstanding increased by 2% in the first half of 1999, primarily as a result of Series A convertible preferred stock conversions into shares of our common stock.

Liquidity and Capital Resources
-------------------------------

On May 28, 1999 we completed a $5.2 million private placement of common stock to institutional and other accredited investors, providing us with the capital to continue building our domestic and international sales and marketing presence, funding our research and product development, and support of additional clinical studies.

The financing was led by $1 million in investments by the company's Board members, officers, and customers. Other participants included Domain Associates, L.L.C., a Princeton, New Jersey-based venture capital group and Veritas Societe Generale, our largest institutional shareholder at that time.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (Continued)
-------------------------------------------

To help provide the cash flow necessary to meet the increasing demand for the Company's BioZ(TM) systems, in January 1999 we established a secured revolving credit line with a bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maintenance of a minimum quick ratio and maximum quarterly losses. The credit line is collateralized by all the assets of our company. At May 31, 1999, we had $815,615 outstanding under the credit line.

In February of 1999 we entered into a three-year unsecured term loan agreement with a bank. Under the terms of the agreement we borrowed $2,000,000 with monthly interest-only payments for the first 12 months at the bank's prime rate and monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate beginning March 2000. At May 31, 1999 $2,000,000 is outstanding under this agreement.

In August of 1998, we raised $3,000,000 through the issuance of Series A convertible preferred stock to institutional investors. During the second quarter of 1999, $420,000 of the Series A convertible preferred stock was converted into 282,206 shares of our common stock under the terms of the preferred stock agreement. At May 31, 1999, $1,720,000 of Series A convertible preferred stock remained outstanding.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we may borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10.0%. In August of 1998 we borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the bank term loan. In February 1999, the line of credit was extended to September 30, 2000. At May 31, 1999 we had $1,000,000 outstanding under this line of credit.

We expect to generate an operating loss for our fiscal year ended November 30, 1999. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) Systems and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Matters

Year 2000 Compliance
--------------------

Many computer systems experience problems handling dates beyond the year 1999. This issue will impact virtually any business that relies on computers. In addition to our own potential problems, there are governmental agencies, financial institutions, utilities and other basic service providers that may encounter problems that are outside of our control. In order to correct this issue, some computer hardware and software will need to be modified prior to the year 2000 in order for it to remain functional. We have taken steps to assess the internal readiness of our computer systems and the compatibility of our products for handling the year 2000 issue. We have created a Year 2000 task force which is addressing these issues. The project has been broken down into the following phases.

 .    Awareness: To create awareness of the potential business implications of the Year 2000 challenge within CardioDynamics. Our employees, when appropriate, will be kept informed of the news and issues related to the Year 2000 issue. We have focused on both our information technology systems as well as our products.

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

 .    Testing: Testing of our systems will continue to occur to determine whether they are performing reliably under Year 2000 conditions. All of our internal systems and workstations have been successfully tested for Year 2000 compliance.

 .    Implementation: Upon successful completion of the testing process the assets will be reintroduced into production in order to allow adequate time to prevent any unforeseen circumstances.

 .    Contingency: In addition, we will develop a contingency plan in the event that our internal systems, products or suppliers are not Year 2000 compliant.

As of May 31, 1999 we have completed the inventory and assessment stage and anticipate completing any necessary renovation, testing and implementation within the next three to four months. It has already been determined that our internal information systems including individual workstations and our manufacturing requirements planning system is certified as Year 2000 complaint. Additionally, our newest products have been specifically tested for Year 2000 performance and no Year 2000 problems have been identified. We are still in the process of certifying key third party vendors' Year 2000 compliance. Renovation and testing has begun as problems are identified. We plan to have all stages of the Year 2000 project completed no later than the fall of 1999.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Matters

Year 2000 Compliance - (Continued)
---------------------

Thus far, we have not had to spend significant amounts of money through this phase of the process. We currently believe that the cost of addressing the year 2000 issue will not have a material adverse effect on our business, results of operations, and financial condition. However, if our vendors of the most important goods and services, or our suppliers of necessary energy, telecommunications and transportation needs, fail to provide us with the materials and services which are necessary to produce and sell our products, such failure could have material adverse effect on the results of operations, liquidity and financial condition of our Company.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          On February 8, 1999, the Official Post Confirmation Committee of Unsecured Creditors of Helionetics, Inc. ("Plaintiff") filed a Complaint in United States Bankruptcy Court for the Central District of California, Santa Ana Division, naming CardioDynamics Holdings, LLC ("Holdings") and the Company as defendants. The Complaint relates to an alleged fraudulent transfer of certain shares of the Company's common stock from Helionetics, Inc. to Holdings in February 1995 and seeks various relief including return of the subject shares to Plaintiff and compensatory and punitive damages. The Company believes that the allegations are without merit and that the outcome of the suit will not have a material adverse effect on our earnings, cash flow or financial position. On May 3, 1999 the Company filed a motion to dismiss and the hearing has been set for August 10, 1999.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2.   Changes in Securities

          On May 28, 1999 we completed a $5.2 million private placement of approximately 5.2 million shares of our common stock to institutional and other accredited investors including Domain Associates, L.L.C., a Princeton, N.J.-based venture capital group and Veritas Societe Generale, the company's largest institutional shareholder, along with several of our Board members, officers, and customers. The financing was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated under the Act. In connection with the private placement we incurred a finder's fee of $96,000 payable to EVEREN Securities, Inc.

          Subsequent to our second fiscal quarter, in order to achieve an orderly conversion of all the outstanding shares of our Series A convertible preferred stock with a minimum impact on the market price of our common stock, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the preferred stock by reducing the effective purchase price.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          10.1 Promissory Note dated February 25, 1999 between City National Bank and the Company.

          10.2 Warrants to purchase 50,000 shares of CardioDynamics International Corporation common stock to City National Bank dated March 31, 1999.

         10.3 Form of Common Stock Purchase Agreement for the May 28, 1999 Private Placement.

         27    Financial Data Schedule.

         (b)   Reports on Form 8-K:

               On June 4, 1999, the Company filed a report on Form 8-K with regard to a May 28, 1999 event: the completion of a $5.2 million common stock private placement with institutional and accredited investors. The report included material under Item 5 and Item 7 of Form 8-K.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding plans, goals, strategies, intent, beliefs or current expectations of the Company and its management. These statements are expressed in good faith and are believed to have a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) sole dependence on the recently introduced BioZO System, BioZ PortableO and BioZ.comO and related products, (ii) general acceptance in the medical community of invasive procedures such as PAC and lack of general acceptance in the medical community of TEB, (iii) its ability to raise additional funds on terms attractive to the Company, or at all,
(iv) competition from Baxter Healthcare Corporation, the maker of the Swan-GanzO PAC device, (v) expansion of its direct sales force, (vi)Year 2000 computer related issues, and (vii) various uncertainties characteristic of companies just emerging from the development stage; as well as other risks detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1998 and any later-filed SEC reports. Any forward-looking statement speaks only as of the date on which the statement is made, and the Company does not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or to reflect the occurrence of unanticipated events.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: July 13, 1999                  By: /s/ Michael K. Perry
      ------------                       -------------------------------
                                             Michael K. Perry
                                             Chief Executive Officer


Date: July 13, 1999                  By: /s/ Stephen P. Loomis
      ------------                       -------------------------------
                                             Stephen P. Loomis
                                             Vice President, Finance
                                             Chief Financial Officer and
                                             Corporate Secretary