Form 10QSB
period 1999-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 1999-10-14
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                For the Quarterly Period Ended August 31, 1999

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        ----
No ____


As of  October 8, 1999, 39,888,811 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes _____   No  X
               ----

                   Cardiodynamics International Corporation

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
PART I -  FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Balance Sheets at August 31, 1999 (unaudited) and
             November 30, 1998 (audited).                                3

             Statements of Operations (unaudited) for the three and
             nine months ended August 31, 1999 and August 31, 1998.      4

             Statements of Cash Flows (unaudited) for the nine
             months ended August 31, 1999 and August 31, 1998.           5

             Notes to Financial Statements                               6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                          12

Item 2.      Changes in Securities                                      12

Item 3.      Defaults Upon Senior Securities                            13

Item 4.      Submission of Matters to a Vote of Security Holders        13

Item 5.      Other Information                                          14

Item 6.      Exhibits and Reports on Form 8-K                           14

             Signatures                                                 15

                   Cardiodynamics International Corporation

                                Balance Sheets

                                                                           August 31,           November 30,
                                                                             1999                  1998
                             Assets                                      (Unaudited)             (Audited)
                                                                     -----------------      ----------------
Current assets:
 Cash and cash equivalents                                            $     2,836,411        $     2,633,086
 Accounts receivable, net of allowance for doubtful accounts and returns of $136,647 at August 31, 1999 and $32,728 at
  November 30, 1998                                                         3,262,568                632,190
 Inventory, net                                                             1,383,204                995,364
 Other current assets                                                         152,245                 81,229
                                                                     ----------------       ----------------

                Total current assets                                        7,634,428              4,341,869
                                                                     ----------------       ----------------

Property and equipment, net                                                   294,012                266,917
Deposits                                                                       42,500                 40,099
                                                                     ----------------       ----------------

                 Total assets                                         $     7,970,940        $     4,648,885
                                                                     ================       ================

           Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                     $       897,099        $       577,836
 Accrued expenses                                                             360,483                112,703
 Accrued salaries, wages and benefits                                         330,396                276,179
 Current maturities of note payable to bank                                   500,000              2,000,000
 Current maturities of long-term debt                                          94,000                 37,816
                                                                     ----------------       ----------------

                Total current liabilities                                   2,181,978              3,004,534

Note payable - related parties                                              1,000,000              1,000,000
Note payable to bank, less current maturities                               1,500,000                     --
Long-term debt, less current maturities                                        85,653                112,215
                                                                     ----------------       ----------------

                Total liabilities                                           4,767,631              4,116,749

Convertible preferred stock, no par value; 18,000,000 shares authorized; no Series A shares issued and outstanding at
 August 31, 1999 and 2,240 shares at November 30, 1998                             --              2,152,294



Shareholders' equity (deficit):
Common stock, no par value; 50,000,000 shares authorized;
 issued and outstanding 39,888,811 shares at August 31, 1999
 and 32,676,029 shares at November 30, 1998                                24,073,245             15,598,274
Accumulated deficit                                                       (20,869,936)           (17,218,432)
                                                                     ----------------       ----------------

                Total shareholders' equity (deficit)                        3,203,309             (1,620,158)
                                                                     -----------------      ----------------

Commitments and contingencies

                Total liabilities and shareholders' equity (deficit)  $     7,970,940        $     4,648,885
                                                                     ================      =================

See accompanying notes to financial statements.

                    CardioDynamics International Corporation

                            Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended                         Nine Months Ended
                                                      August 31,                                 August 31,
                                      ------------------------------------------------------------------------------------
                                              1999                  1998                   1999                 1998
                                      ------------------     -----------------      -----------------     ----------------
Net sales                           $          2,073,582    $          670,723     $        4,676,989    $       1,295,961
Cost of sales                                    716,117               299,172              1,681,515              784,750
                                      ------------------     -----------------      -----------------     ----------------
     Gross margin                              1,357,465               371,551              2,995,474              511,211

Operating expenses:
 Research and development                        682,705               564,562              1,524,530            1,709,040
 Selling, general, and
  administrative                               1,680,044             1,023,944              4,233,654            2,708,204
                                      ------------------     -----------------      -----------------     ----------------
     Total operating expenses                  2,362,749             1,588,506              5,758,184            4,417,244
                                      ------------------     -----------------      -----------------     ----------------
Loss from operations                          (1,005,284)           (1,216,955)            (2,762,710)          (3,906,033)

Other income (expense):
 Interest, net                                   (32,683)              (76,121)              (166,680)             (68,368)
 Other, net                                     (494,259)                  901               (495,284)               3,901
                                      ------------------     -----------------      -----------------     ----------------
     Total other income (expense)               (526,942)              (75,220)              (661,964)             (64,467)

Loss before income taxes                      (1,532,226)           (1,292,175)            (3,424,674)          (3,970,500)
Income taxes                                          --                    --                   (800)                (800)
                                      ------------------     -----------------      -----------------     ----------------
     Net loss                                 (1,532,226)           (1,292,175)            (3,425,474)          (3,971,300)

Preferred stock dividends                       (194,310)                   --               (226,030)                  --
                                      ------------------     -----------------      -----------------     ----------------
Net loss to common shareholders     $         (1,726,536)   $       (1,292,175)    $       (3,651,504)   $      (3,971,300)
                                      ==================     =================      =================     ================
Net loss per common share, basic
   and diluted                      $               (.04)   $             (.04)    $             (.10)   $            (.12)
                                      ==================     =================      =================     ================
Weighted-average number of common
 shares outstanding                           39,502,444            32,105,450             35,103,427           32,097,451
                                      ==================     =================      =================     ================

See accompanying notes to financial statements.

                   CardioDynamics International Corporation
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                         August 31,
                                                                         ----------------------------------------
                                                                                1999                  1998
                                                                         -----------------     ------------------
Cash flows from operating activities:
 Net loss                                                              $        (3,425,474)  $         (3,971,300)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     74,593                 55,359
  Gain on sale of fixed asset                                                           --                 (3,000)
  Provision for warranty repairs                                                    91,743                 19,500
  Provision for (reduction of) inventory returns                                    49,667               (521,010)
  Provision for (reduction of) doubtful receivables                                103,919               (135,262)
  Compensatory stock options granted                                                    --                  2,565
  Warrants issued for access to technology                                         350,479                     --
  Non-cash expense for retirement of Series A preferred stock                      483,333                     --
  Changes in operating assets and liabilities:
   Accounts receivable                                                          (2,734,297)              (358,015)
   Inventory, net                                                                 (387,840)              (106,091)
   Other current assets                                                            (65,817)                83,092
   Deposits                                                                         (3,346)               (13,371)
   Accounts payable                                                                319,263                242,328
   Accrued expenses                                                                118,546                 98,535
   Accrued salaries, wages and benefits                                             54,217                126,592
                                                                         -----------------     ------------------
          Net cash used in operating activities                                 (4,971,014)            (4,480,078)
                                                                         -----------------     ------------------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                                                     --                 53,000
 Purchases of property and equipment                                               (38,932)               (43,608)
                                                                         -----------------     ------------------
          Net cash provided by (used in) investing activities                      (38,932)                 9,392
                                                                         -----------------     ------------------

Cash flows from financing activities:
 Repayment of long-term debt                                                       (31,766)                (8,460)
 Repayment of note to bank                                                      (2,000,000)                    --
 Proceeds from bank borrowing                                                    2,000,000              3,000,000
 Preferred stock issuance, net                                                      (7,070)             2,880,903
 Increase in long-term debt                                                             --                 32,250
 Issuance of common stock, net                                                   5,252,107                 29,700
                                                                         -----------------     ------------------
          Net cash provided by financing activities                              5,213,271              5,934,393
                                                                         -----------------     ------------------
Net increase in cash and cash equivalents                                          203,325              1,463,707

Cash and cash equivalents at beginning of period                                 2,633,086              2,655,349
                                                                         -----------------     ------------------
Cash and cash equivalents at end of  period                            $         2,836,411   $          4,119,056
                                                                         =================     ==================

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

Many patients who might otherwise benefit from cardiac function monitoring are often not given such treatment because the risks and costs associated with pulmonary artery catheterization often outweigh the potential benefits. The BioZ(TM) Systems allow these patients to receive treatment in a safe, efficient, and cost-effective manner. Since the BioZ(TM) Systems provide cardiac function monitoring noninvasively, they have the potential to expand the number of clinical applications well beyond cardiology, intensive care, and surgery.
These include applications for congestive heart failure, hypertensive, emergency, dialysis, immune suppressed, high risk obstetric, and pacemaker patients.

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

In our opinion, the information contained in this report reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of our operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 1999. Options and warrants to purchase 6,646,550 shares of common stock were outstanding during the quarter ended August 31, 1999 but were not included in the computation of loss per share because the effect would be anti-dilutive.

                   CardioDynamics International Corporation

                         Notes to Financial Statements
                                  (Unaudited)


Preferred Stock Retirement

To achieve an orderly conversion of the outstanding shares of our Series A convertible preferred stock with a minimum impact on the market price of our common stock, in June of 1999, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the preferred stock by reducing the effective purchase price to $1.25 per share by issuing an additional 305,772 shares of common stock at the market price of $1.56 per share. As a result of the Series A Preferred Stock retirement, we recorded a non-cash accounting charge of $491,954 as other expense in our third quarter ended August 31, 1999. In addition, $192,000 was recorded as a preferred stock dividend related to 375,000 premium priced warrants issued to the Series A Preferred Stock investors in exchange for the elimination of their right to buy an additional $3 million of convertible preferred stock.

Common Stock Private Placement

On May 28, 1999 we completed a $5.2 million private placement of common stock to institutional and other accredited investors who purchased unregistered shares with a six-month holding restriction for $1.00 per share, representing a 27 percent discount from the closing bid price at the time of the transaction.

Debt

In January of 1999 we established a secured revolving credit line with a bank. The credit line provides for borrowing of up to $3,000,000 at the bank's prime rate. The credit line is collateralized by all the assets of our company. At August 31, 1999, we had no borrowings under the credit line.

In February of 1999 we entered into a three-year unsecured term loan agreement with a bank. Under the terms of the agreement we borrowed $2,000,000 with monthly interest-only payments for the first 12 months at the bank's prime rate and monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate beginning March 2000. In connection with the loan, we issued to the bank 50,000 warrants to purchase our common stock at $2.20 per share. The co-chairmen of our Board of Directors guaranteed the loan. At August 31, 1999, $2,000,000 is outstanding under this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes that accompany our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1998. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on the Company's business, refer to our November 30, 1998 Form 10-KSB and page 15 of this report.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Quarters referred to herein are fiscal quarters ended
---------------------
August 31)

Net sales increased 209% from $670,723 in the third quarter of fiscal 1998 to $2,073,582 in the third quarter of fiscal 1999. In the first nine months of fiscal 1999, net sales grew to $4,676,989, an increase of 261% over the first nine months of fiscal 1998 with sales of $1,295,961. The significant increase in fiscal 1999's sales is due to expansion of both our domestic direct sales force and our international distribution network. By targeting individual physician offices as well as primary care facilities, our direct sales force sold 56 systems during the third quarter of 1999. We believe these results reflect growing recognition of the contribution our products are making in the treatment of congestive heart failure patients.

In November of 1998, we received CE Mark approval for our BioZ.com(TM), which opened the door for distribution in Europe. In August 1999, we entered into a strategic alliance with GE Marquette for exclusive distribution of our BioZ.com in Europe. A total of 30 systems were sold through our distribution network in the third quarter, including nine systems shipped to the Government of Mexico. As of August 31, 1999 we have agreements with 18 medical device distributors representing 36 countries in Europe, Asia, Africa, the Middle East and South America. The BioZ.com product line accounted for 93% of our sales in the third quarter, with disposable sensors and BioZ systems accounting for the balance of sales in the period.

As the higher priced BioZ.com(TM) product accounts for a greater portion of our overall sales, our average unit sales price has increased while our manufacturing cost has remained relatively constant. Additionally, as our overall unit sale volumes increase, our manufacturing capacity is more fully utilized, also contributing to improved gross margins. For the quarter ended August 31, 1999 our gross margin was $1,357,465, or 66 percent of sales, up from 1998's third quarter margin of $371,551, or 55 percent of sales. Year to date gross margin percentages for fiscal 1999 and 1998 were 64 percent and 39 percent, respectively.

We continue to invest a significant portion of our resources into sales and marketing. At August 31, 1999, we had a total of 23 direct sales representatives placed in strategic locations throughout the United States. In the third fiscal quarter of 1999, sales and marketing related expenses totaled $1,318,565, an 86 percent increase over the same period in fiscal 1998 of $709,962. For the first nine months of fiscal 1999, sales and marketing related expenses were $3,252,910, a 93 percent increase over the first nine months of fiscal 1998. We intend to continue to expand of our direct sales force and increase our investment in selling and marketing efforts focused on support of our direct sales force in the outpatient markets.

As a result of ongoing cost containment efforts, general and administrative expenses reflect a decline on a year to date basis over last year's spending levels. We spent $980,744 in the first nine months of fiscal 1999 compared with $1,019,864 in the same period last year, a four percent decrease over last years nine-month run rate.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------
Research and development expenditures for the third quarter of fiscal 1999 were $682,705 compared with 1998's spending level of $564,562, an increase of 21 percent. However, included in the third quarter 1999 amount was a non-cash charge of $350,479 related to common stock warrants issued to GE Marquette in conjunction with our strategic alliance for access to their technology. Excluding the non-cash charge, research and development spending would have been $332,226 in the third quarter. For the nine months ended August 31, 1999 research and development costs were down 11 percent from fiscal 1998 because the fiscal 1998 amount includes the concentrated investment required to complete the development of the BioZ.com in just 11 months. We expect to continue to devote a significant portion of our resources to research, clinical studies, further enhancements to the BioZ(TM) product line, and new product development.

We received $38,908 in interest income and incurred $71,591 of interest expense in the third quarter of 1999 compared with interest income of $18,825 and interest expense of $94,946 in the same period of fiscal 1998. For the nine-month period ending August 31, 1999, interest income was $68,409 and interest expense was $235,089 as compared with the same period last year, with interest income of $59,066 and interest expense of $127,434. The higher interest expense in fiscal 1999 is largely a result of increased borrowings under our various financing agreements.

To achieve an orderly conversion of the outstanding shares of our Series A convertible preferred stock with a minimum impact on the market price of our common stock, in June of 1999, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the preferred stock by reducing the effective purchase price. As a result of the Series A preferred stock retirement, we recorded a non-cash charge of $491,954 as other expense, in the third fiscal quarter which is recorded in other, net.

Under the terms of the preferred stock agreement, the preferred shareholders received $2,746 and $34,446 respectively in dividends in the third quarter and first nine months of fiscal 1999 prior to elimination of the preferred stock during the quarter. We recorded an additional $191,564 preferred stock dividend related to premium-priced warrants issued to the Series A preferred stock investors in exchange for the elimination of their contractual right to buy an additional three million dollars of convertible preferred stock.

The net loss to common shareholders in the third quarter of 1999 was $1,726,536, or $.04 per share, compared with $1,292,175, or $.04 per share for the same quarter last year. Excluding non-cash charges, the loss for the quarter would have been $692,539 or $.02 per share. Including non-cash charges, the year to date net loss to common shareholders was $3,651,504 or $.10 per share, down from $3,971,300 or $.12 per share in the same period in fiscal 1998. Excluding non-cash charges, the loss would have been $2,391,477 or $.08 per share, a 40% reduction over 1998's same period. Our weighted average number of common shares outstanding increased by nine percent during the first three quarters of 1999, primarily as a result of the May 28, 1999 common stock private placement and Series A preferred stock conversions into common shares.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At the end of the second fiscal quarter, we completed a $5.2 million private placement of common stock, providing us with the capital to continue building our domestic and international sales and marketing presence, funding our research and product development, and support of additional clinical studies. The common shares were sold to institutional and accredited investors including Domain Associates, L.L.C., a Princeton, New Jersey-based venture capital group and Veritas Societe Generale, our largest institutional shareholder at that time.

To help provide the cash flow necessary to meet the increasing demand for the Company's BioZ(TM) systems, in January 1999 we established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maintenance of a minimum quick ratio and maximum quarterly losses. The credit line is collateralized by all the assets of our company. At August 31, 1999, there were no borrowings outstanding under the credit line.

In February of 1999 we entered into a three-year unsecured term loan agreement with City National Bank. Under the terms of the agreement we borrowed $2,000,000 with monthly interest-only payments for the first 12 months at the bank's prime rate and monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate, beginning March 2000. At August 31, 1999 $2,000,000 is outstanding under this agreement.

In August of 1998, we raised $3,000,000 through the issuance of Series A convertible preferred stock to a group of institutional investors. During the third quarter of 1999, we facilitated conversion of the remaining shares of the Series A preferred stock into shares of our common stock under the terms of the
preferred stock agreement.   As a result of the additional common shares and
warrants issued to the investors, we recorded in other expense a non-cash charge in the amount of $491,954.

In March 1998, we entered into an unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we may borrow up to $3,000,000 on an as-needed basis with monthly
interest-only payments at an annual interest rate of 10.0%.   In August of 1998
we borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under a bank term loan. In February 1999, the line of credit was extended to September 30, 2000. At August 31, 1999 we had $1,000,000 outstanding under this line.

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

                   CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Matters

Year 2000 Compliance
--------------------

Many computer systems experience problems handling dates beyond the year 1999. This issue will impact virtually any business that relies on computers. In addition to our own potential problems, there are governmental agencies, financial institutions, utilities and other basic service providers that may encounter problems that are outside of our control. In order to correct this issue, some computer hardware and software will need to be modified prior to the year 2000 in order for it to remain functional. We have taken steps to assess the internal readiness of our computer systems and the compatibility of our products for handling the year 2000 issue. We have created a Year 2000 task force which is assessing these issues. The project has been broken down into the following phases.

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

As of August 31, 1999 we have completed the awareness, inventory and assessment, and testing stages, and are making any necessary renovations as problems arise. We have already determined that our internal information systems, including individual workstations and our manufacturing requirements planning system, are certified as Year 2000 compliant. Additionally, our newest products have been specifically tested for Year 2000 performance and no significant problems have been identified. We are approximately 90% complete in certifying key third party
vendors' Year 2000 compliance.   In addition, we have, and continue to consider,
contingency plans in the event that our internal systems, products or suppliers are not Year 2000 compliant.

                   CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Matters

Year 2000 Compliance - (Continued)
---------------------

We plan to have all stages of the Year 2000 project completed no later than the fall of 1999. Thus far, we have not had to spend significant amounts of money to address the year 2000 issue. We currently believe that the aggregate cost will be less than $50,000 and will not have a significant effect on our business, results of operations, and financial condition. Based on our assessments, the most likely worst case scenario could include vendors of the most important goods and services, or suppliers of our necessary energy, telecommunications and transportation needs, failing to provide us with the materials and services which are necessary to produce and sell our products.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On February 8, 1999, the Official Post Confirmation Committee of Unsecured Creditors of Helionetics, Inc. ("Plaintiff") filed a Complaint in United States Bankruptcy Court for the Central District of California, Santa Ana Division, naming CardioDynamics Holdings, LLC ("Holdings") and the Company as defendants. The Complaint relates to an alleged fraudulent transfer of certain shares of the Company's common stock from Helionetics, Inc. to Holdings in February 1995 and sought various relief including return of the subject shares to Plaintiff and
compensatory and punitive damages.   On August 10, 1999 the Company's motion to
dismiss the complaint was granted, although Plaintiff has the right to attempt to file a new Complaint against the Company in the future.

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

                   CardioDynamics International Corporation


PART II - OTHER INFORMATION

Item 2.   Changes in Securities (Continued)

During our third fiscal quarter, in order to achieve an orderly conversion of all the outstanding shares of our Series A convertible preferred stock with a minimum impact on the market price of our common stock, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the Series A Preferred Stock by reducing the effective purchase price to $1.25 per share. In addition, $192,000 was recorded as a preferred stock dividend related to 375,000 premium priced warrants issued to the Series A preferred stock investors in exchange for the elimination of their right to buy an additional $3 million in convertible preferred stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On June 2, 1999 the holders of voting power over a majority of the outstanding shares of our common stock acted by written consent to modify our Bylaws to reduce the number of directors to a range of not fewer than five nor more than nine. At the annual meeting of shareholders held on July 15, 1999, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1: Election of Directors for the coming year.  The balloting for the
-----------
directors was as follows:

                                       Against/   Abstained/
                             For       Withheld   Non-Votes
                          ----------------------------------
     Louis P. Ferrero     29,157,854    16,236        0
     Cam L. Garner        29,157,521    16,569        0
     James C. Gilstrap    29,157,854    16,236        0
     Richard O. Martin    29,157,521    16,569        0
     Allen E. Paulson     29,157,854    16,236        0
     Michael K. Perry     29,157,854    16,236        0

Proposal 2:  Ratify the  Board's selection of KPMG LLP as the Company's
-----------
independent accountants for the fiscal year ending November 30, 1999.

     Of the shares voted, 29,161,782 shares were voted in favor of the ratification, 3,855 shares were voted against ratification, 8,453 shares were abstained from voting and there were no broker non-votes.

                   CardioDynamics International Corporation


PART II - OTHER INFORMATION

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

          3.1  Amendment to Bylaws, dated June 2, 1999.

         10.1 Purchase agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc. dated August 25, 1999.

         10.2 Warrants to purchase 2,000,000 shares of CardioDynamics International Corporation common stock to GE Marquette Medical Systems, Inc., Dated August 25, 1999.

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

                   CardioDynamics International Corporation

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding plans, goals, strategies, intent, beliefs or current expectations of the Company and its management. These statements are expressed in good faith and are believed to have a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. Among the factors that could cause the Company's actual results to differ materially from those indicated in any such forward-looking statements are: (i) sole dependence on the BioZ(TM) System, BioZ Portable(TM) and BioZ.com(TM) and related products,
(ii) general acceptance in the medical community of invasive procedures such as PAC and lack of general acceptance in the medical community of TEB, (iii) its ability to raise additional funds on terms attractive to the Company, or at all,
(iv) competition from Baxter Healthcare Corporation, the maker of the Swan-Ganz(TM) PAC device, (v) expansion of its direct sales force, (vi)Year 2000 computer related issues, and (vii) various uncertainties characteristic of companies just emerging from the development stage; as well as other risks detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1998 and any later-filed SEC reports. Any forward-looking statement speaks only as of the date on which the statement is made, and the Company does not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or to reflect the occurrence of unanticipated events.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: 10-14-99                      By: /s/ Michael K. Perry
     ---------                         --------------------------------
                                            Michael K. Perry
                                            Chief Executive Officer

Date: 10-14-99                      By: /s/ Stephen P. Loomis
     ---------                         --------------------------------
                                            Stephen P. Loomis
                                            Vice President, Finance
                                            Chief Financial Officer and
                                            Corporate Secretary