Form 10KSB
period 1999-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2000-02-28
CIK 719722

UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the fiscal year ended:  November 30, 1999

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

      Registrant's telephone number, including area code: (858) 535-0202


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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the year ending November 30, 1999, were $7,280,908.

The aggregate market value of the common stock held by nonaffiliates of the registrant at February 22, 2000, was approximately $130,344,793 based on the closing price for the common stock in the Nasdaq SmallCap Market. At February 22, 2000, 41,675,999 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X.
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



                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CardioDynamics International Corporation is a medical technology and information solutions company that develops, manufactures, and markets noninvasive heart-monitoring devices using our proprietary impedance cardiography (ICG) technology, DISQ(TM) technology, and ZMarc(TM) algorithm.

Our primary products, the BioZ(R) System, the BioZ(TM) Portable, and the BioZ.com(TM) have FDA approval, CE Mark for international distribution, and Health Care Finance Association (HCFA) mandated Medicare reimbursement. These innovative devices provide physicians with continuous data on a wide range of parameters relating to blood flow and heart function which previously were not available in the physicians' offices or in many hospital departments. Unlike other cardiac function monitoring technologies, this vital patient information is measured noninvasively, providing physicians and patients with immediate, safe and cost effective access to blood flow and heart function information. Previously, this information was only available through a potentially dangerous, costly and invasive procedure known as right heart catheterization (RHC) or pulmonary artery catheterization (PAC). We are building awareness of the availability of this new, accurate, innovative technology and its applications to improve patient outcomes and reduce costs. Physicians are currently utilizing the BioZ Systems to help them assess, diagnose, and aggressively treat patients with high blood pressure, congestive heart failure, diabetes, high-risk pregnancies, kidney dysfunction, and pacemakers.

We currently offer stand-alone ICG monitoring devices and proprietary sensors. In the longer term, we see our business expanding to include integration of our proprietary technology into leading patient monitors, cardiology, and anesthesia delivery systems, increasing the mix of recurring sensor revenue, expanding outpatient distribution, and eventually, generating income from home healthcare products and a hemodynamic medical data warehouse. Our direct sales force specializes in introducing medical technologies to the outpatient or physician marketplace. This core competency is of value to large medical device companies such as General Electric Marquette Medical Systems and Agilent Technologies, who primarily focus on hospital distribution and are in need of a distribution channel for the physician marketplace. Therefore, our outpatient distribution could include, not only our products, but strategic partners' applicable products as well as new technologies.

We also plan to empower medical professionals and their patients with eHealth/Internet information exchange programs. Our goal is to apply the power of Internet to increase communication and the exchange of information between doctors and patients with the potential of improving patient outcomes and substantially decreasing costs. To fully capitalize on this opportunity, we intend to partner with leading eHealth Internet companies. We anticipate that these eHealth/Internet information exchange programs will utilize the speed and convenience of the Internet and new wireless technology to provide medical professionals and patients access to vital information that will help them monitor, adjust treatment, and prevent complications. This has the potential to drastically reduce hospitalization admittance and length of stay, the use of costly drug therapy, and the need for many in-person and follow-up appointments.

We were incorporated as a California Corporation in June 1980 as Bomed Medical Manufacturing, Ltd. (Bomed) and changed our name to CardioDynamics International Corporation in October 1993. Our principal executive offices are located at 6175 Nancy Ridge Drive, Suite 300, San Diego, California 92121, and our telephone numbers are (888) 522-2342 and (858) 535-0202. Our common stock trades on The Nasdaq Stock MarketSM, under the symbol CDIC.

Industry Overview and Company History

Researchers and medical professionals have long recognized the need for noninvasive alternatives to hemodynamic monitoring. It was not until the 1940's that research commenced on a technology called impedance cardiography or thoracic electrical bioimpedance (TEB). In the 1960's the National Aeronautics and Space Administration (NASA) saw the potential and funded research using the technology to noninvasively monitor astronauts' cardiac functions in space flight.

In 1980, the founders of Bomed saw the potential of this technology for healthcare. Bomed developed and manufactured a noninvasive, analog-based device that was sold throughout the 1980s and early 1990s. These monitors had only modest commercial success due to microprocessor limitations, inaccurate physiological assumptions, and reimbursement disincentives. Bomed entered Chapter 11 bankruptcy in March 1992, and emerged in October 1993, under the name of CardioDynamics International Corporation.

Recognizing the potential of ICG technology and the advancement of microprocessors, a group of investors, which included Allen E. Paulson, James C. Gilstrap, and Nicholas V. Diaco, M.D., purchased control of CardioDynamics in February 1995. A new management team was recruited to further develop the technology and revitalize the business.

Over the next several years, a number of significant advances were made in key areas including:

 .  Continued development of the core technologies related to our products;
 .  Establishment of a prominent medical advisory board;
 .  Completion of  significant clinical trials;
 .  Infusion of additional capital;
 .  Market release of 3 FDA cleared products;
 .  Implementation of quality assurance and regulatory programs resulting in ISO
   9001 and EN 46001 certification as well as CE Mark approval;
 . HCFA reimbursement mandated for nationwide Medicare coverage; and . Strategic alliance with General Electric Marquette Medical Systems including
   U.S. and international distribution and joint product development.

Industry Overview and Company History - (Continued)

Our Proprietary Noninvasive ICG Technology

As electrocardiograms (ECG) noninvasively measures the heart's electrical characteristics, our ICG technology makes it possible to measure the heart's mechanical or blood flow characteristics. For the first time, physicians now have an easy, cost-effective way to access information about the heart's ability to deliver blood to the body noninvasively. The BioZ System provides physicians important hemodynamic information such as:

 .  The amount of blood pumped by the heart each minute - Cardiac Output;
 .  The force that the heart has to pump against to deliver blood to the body -
   Systemic Vascular Resistance;
 . The speed and strength of the heart's contraction - Contractility; and . The amount of fluid in the chest - Thoracic Fluid Content.

Impedance cardiography is based on Ohm's Law and the fact that blood is the most electrically conductive substance in the body. Blood volume and velocity change with each heart beat and result in a change in the electrical conductivity, or impedance, of the chest.

In order to measure this conductivity change, the BioZ(TM) Systems use four dual sensors (two on the neck and two on the chest) to deliver a high frequency - 70 kHz, low magnitude - 4 mA, alternating current through the chest. Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain. Additionally, at a high frequency, there is no sensation to the patient. With the delivered current set at a constant magnitude, variations in blood volume and velocity in the descending thoracic aorta cause a proportional voltage change.

The measured voltage change is processed by the BioZ(TM) Systems, using sophisticated proprietary Digital Signal Processing (DSP) technology. An impedance waveform is captured and electronically processed to produce a rate of impedance change. The changes in impedance are then applied to the Z MARCTM algorithm to continuously measure and/or calculate the hemodynamic status. Following are the most widely used parameters:

 .  Stroke volume
 .  Cardiac output
 .  Systemic vascular resistance
 .  Thoracic fluid content
 .  Velocity index
 .  Acceleration index
 .  Pre-ejection period
 .  Left ventricular ejection time
 .  Heart rate

In the simplest of terms, ICG measures the change in conductivity, or the inverse, which is impedance, over a change in time, and calculates the volume of blood pumped with each heartbeat - stroke volume. Similarly, pulmonary artery catheterization utilizes a thermodilution method to measure the change in blood temperature over a change in time to calculate stroke volume.

Industry Overview and Company History - (Continued)

Some hemodynamic measurements using ICG are subject to inaccuracies when the theoretical calculations do not fit a particular patient's clinical circumstances. The conditions that may limit the accuracy of the data include:

 .   Severe septic shock;
 .   Significant pulmonary hypertension;
 .   Severe aortic valve regurgitation;
 .   Severe hypertension;
 .   Severe irregular ventricular heartbeats;
 .   Tachycardia rates greater than 180 beats per minute;
 .   Patients shorter than 47 inches;
 .   Patients who weigh less than 66 pounds or more than 342 pounds; and
 .   Extreme patient movement.

The Invasive Alternative - Pulmonary Artery Catheterization

Although hemodynamic parameters are critical in assessing cardiac function, historically, they have been difficult to obtain. The primary method currently used to measure hemodynamic parameters is pulmonary artery catheterization.

PAC is an invasive procedure involving an incision into a patient's neck or groin region and insertion of catheter (plastic tube) through the vascular system and through the heart directly into the pulmonary artery. This procedure can cause serious complications including pneumothorax, pulmonary artery rupture, arrhythmia, infection, and death. Complication rates are as high 24% (Moore et al., Surgical Clinics of North America, August 1991). Additionally, a study which was reported in the September 1996 issue of the Journal of the American Medical Association (JAMA) by Connors et al., determined that the use of pulmonary artery catheterization to monitor cardiac output significantly increased the risk of death in critically ill patients.

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

Another significant drawback in the use of pulmonary artery catheterization is cost. The pulmonary artery catheterization procedure requires a hospital to allocate valuable resources in terms of an intensive care unit bed, cardiac catheterization laboratory, or operating room, highly skilled medical personnel and expensive equipment to obtain non-continuous hemodynamic data. According to the above referenced JAMA article, the mean cost of the hospital stay for critically ill patients having a pulmonary artery catheterization was $49,300, which is $13,600 greater than the $35,700 cost for similar critically ill patients who did not undergo pulmonary artery catheterization. Currently, there are an estimated one and one-half million pulmonary artery catheterizations performed annually in the U.S. The associated annual cost to the U.S. healthcare system is estimated at $3 billion for the cost of catheters and their insertion and an additional $18 billion per year for the cost of complications arising from the procedure.

Industry Overview and Company History - (Continued)

Many patients who might otherwise benefit from hemodynamic monitoring are excluded presently because the risks and costs associated with pulmonary artery catheterization often outweigh the potential benefits. ICG technology eliminates pulmonary artery catheterization-caused complications and death, lower costs, reduces procedure time, expands clinical applications, and offers immediate availability of vital, real-time hemodynamic data continuously.

Managed Care Environment

In the 1970's, the healthcare environment was not as focused on cost containment as it is today. Additionally, market acceptance of noninvasive cardiac function methods was limited because of inaccuracies due to the technological limitations of the then-available products. In the early 1980s, national attention focused on escalating healthcare costs. Congress introduced a new Medicare payment system called Diagnosis-Related Groups (DRG's) which limited reimbursement amounts for patient care. Additionally, third-party payers such as insurance companies, employers and Health Maintenance Organizations (HMO's) identified numerous factors driving healthcare costs, one of which was the growing number of invasive procedures.

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

In November 1998, HCFA mandated Medicare coverage for BioZ procedures on a nationwide basis. This approval provides for national coverage to over 75 million Americans. We are currently working with HCFA to establish uniform national pricing for the procedure.


Our Products, Services, and Solutions

BioZ(TM) System. The BioZ(TM) System is a noninvasive cardiac ICG monitoring device, with a suggested retail price of $22,900. It consists of a Pentium-based CPU, 15" high-resolution medical grade color monitor, and keyboard. Included in the CPU is our proprietary DSP circuit board and software. The BioZ(TM) System is available in ergonomically designed shelf cart or pole cart configurations. With the application of four dual sensors to the patient's neck and chest, the physician is able to immediately assess twelve hemodynamic parameters.

Portable BioZ(TM) System. The Portable BioZ(TM) System is a noninvasive ICG monitoring device, with a suggested retail price of $24,540. This more compact version has a 10.4" active matrix color display and built-in keyboard. Our proprietary DSP circuit board and patented software are also an integral part of this system.

Our Products, Services, and Solutions - (Continued)

BioZ.com(TM) System. This noninvasive cardiac function monitoring device, with a suggested retail ranging from $25,400 to $30,900 depending on accessories, is even more compact than the BioZ(TM) Portable and features a transport battery, integrated blood pressure module and the ability to directly interface with most hospital patient monitoring systems. The BioZ.com(TM) utilizes our proprietary DISQTM technology and Z MARCTM algorithm, which provide improved measurement of impedance waveforms and automatic electronic calibration.

BioZ(TM) Transducers and Sensors. We also market disposable sensors designed specifically for use with the BioZ(TM) Systems. With each monitoring session, four dual sensors are utilized. These sensors are placed on the patient's neck and chest and are generally replaced after each use or every 24 hours. Sales of this disposable component of the product mix should continue to increase as more of our machines are sold. The suggested retail price of the four dual sensors is $9.95 per set. An optional transducer sensor set with pre-attached lead wires is priced at $29.95 per set. The transducer sensors are preferred in operating rooms or for patients with infectious diseases.

BioZ.buy. As part of our eHealth information solutions service, we offer BioZ.buy, our electronic commerce solution that provides the ability to electronically acquire our products, services, and information. This is the first phase of our eHealth/Internet medical product, service and solution development strategy.

The Features and Benefits of the BioZ(TM) Systems, as Compared to PAC

Feature                                                             Benefit
----------------------------------------------------------------------------------------------------------------
Noninvasive                    Painless
                               No complications or death from procedure
                               Reduced costs and liabilities
                               May be used on wider range of patients
----------------------------------------------------------------------------------------------------------------
Portable                       May be easily transported and used in many settings, including multiple hospital departments, physician offices and clinics
----------------------------------------------------------------------------------------------------------------
Quick Setup                    Simple procedure performed by nurses or technicians
                               Rapid assessment with potential for improved patient outcomes
                               Immediate clinical decision capabilities
----------------------------------------------------------------------------------------------------------------
Continuous Data                Reports continuous changes
                               Potential for improved patient outcomes
----------------------------------------------------------------------------------------------------------------
Disposable Sensors             Reduced cost per evaluation
----------------------------------------------------------------------------------------------------------------

Our Products, Services, and Solutions - (Continued)

ICG Parameters Provided by BioZ(TM) Systems and Corresponding PAC Parameters

BioZ(TM) System                               PAC                                  Comments
Parameters                                 Parameters
-------------------------------------------------------------------------------------------------------------------
SV (stroke volume, ml) and SI                SV, SI            BioZ measures volume of blood flow; PAC measures
(stroke volume indexed, ml/m2)                                 pressure of blood flow.  SI = SV divided by body
                                                               surface area (BSA)
-------------------------------------------------------------------------------------------------------------------
CO (cardiac output, l/min) and CI            CO, CI            Calculated parameters in both techniques:
(cardiac output indexed, l/min/m2)                             CO = SV x HR, CI = CO divided by BSA

-------------------------------------------------------------------------------------------------------------------
SVR (systemic vascular resistance,            SVR              Calculated from Mean Arterial Pressure (mmHg) and
mmHg x min x liters-1)                                         Cardiac Output
-------------------------------------------------------------------------------------------------------------------
EDV (end diastolic volume, ml)            PAOP or "wedge       Wedge pressure provides an estimation of left
                                          pressure"            ventricular pressure and end diastolic volume via
                                                               measurement of the "back pressure" of blood flow in
                                                               the pulmonary artery. It is inaccurate in patients
                                                               with mitral valve disease. The BioZ EDV (which is an
                                                               estimated value) provides a left ventricular end
                                                               diastolic volume instead of pressure
-------------------------------------------------------------------------------------------------------------------
VI (velocity index, liters/seconds)       No similar           Index of velocity of blood in the aorta; provides
                                          measurement          insight into LV contractility
-------------------------------------------------------------------------------------------------------------------
ACI (acceleration index, liters           No similar           Index of acceleration of blood in the aorta;
per seconds2)                             measurement          provides insight into LV contractility
-------------------------------------------------------------------------------------------------------------------
LCW (left cardiac work,                   No similar           Useful clinical data regarding LV contractility and
kg x m x m-2)                             measurement          volume status
-------------------------------------------------------------------------------------------------------------------
PEP (pre-ejection period, msec)           No similar           Time from onset of ventricular depolarization to
                                          measurement          opening of aortic valve.  Used in calculation of STR
-------------------------------------------------------------------------------------------------------------------
LVET (left ventricular ejection           No similar           Time from opening to closing of the aortic valve.
time, msec)                               measurement          Used in calculation of STR
-------------------------------------------------------------------------------------------------------------------
STR (systolic time ratio)                 No similar           STR = PEP / LVET and is an index of LV performance.
                                          measurement          An increase in STR indicates LV dysfunction; whereas,
                                                               a decrease in STR indicates a stronger, more
                                                               athletic heart
-------------------------------------------------------------------------------------------------------------------
TFC (thoracic fluid content,              No similar           Useful clinical data regarding patients' thoracic
ohms-1)                                   measurement          fluid status (intravascular, interstitial,
                                                               intra-alveolar) and is important in distinguishing
                                                               between cardiac and pulmonary problems.
-------------------------------------------------------------------------------------------------------------------
No similar measurement                    PVR (pulmonary       Determines pressure within the pulmonary vascular
                                          Vascular             circulation
                                          Resistance)
-------------------------------------------------------------------------------------------------------------------
HR (heart rate, beats/min)                No similar           BioZ measures HR via modified ECG leads
                                          measurement
-------------------------------------------------------------------------------------------------------------------

Warranty and Service

Our systems are sold with a limited thirteen-month parts and labor warranty commencing at the date of shipment. When warranty repairs are necessary, we generally perform them at our headquarters or, in some cases, by our distributors in authorized service centers. We also provide field clinical application specialists as necessary, as well as 24-hour on-call technical support. In addition to the standard warranty we offer extended service agreements, called Z CARESM for hardware and software maintenance beyond the warranty period. Additionally, we also service equipment on a time and materials basis.

Marketing

Until recently, comprehensive hemodynamic information has been available only in acute care settings, such as an intensive care unit (ICU) or operating room.
The BioZ(TM) Systems make obtaining and assessing this type of information simple, rapid, cost-effective, safe, continuous and painless. For these reasons, the utilization of noninvasive ICG information is expanding in both hospital and outpatient environments.

The primary targets in the outpatient market include: cardiologists/general internists caring for congestive heart failure (CHF) and high blood pressure patients, dialysis centers and surgicenters. Among the patients in the United States who can benefit from our technology are 60 million high blood pressure patients, five million CHF patients, one million pacemaker patients, 50 million emergency patients, and many patients requiring fluid management. CHF-related expenditures exceeded $40 billion in 1998, more than any other illness. Our strategy to the outpatient market has been designed to:

 .  Increase physicians' knowledge of ICG;

 . Demonstrate the ability of the BioZ Systems to assist physicians in the objective identification of appropriate pharmacological treatment of CHF, high blood pressure, and fluid management patients;

 . Show the ability of the BioZ Systems to assist physicians in the optimization of pacemakers;

 . Educate physicians of the importance of hemodynamics in the treatment of patients who would normally not be monitored with a PAC, due to practice setting, costs, and complications;

 . Demonstrate cost savings, through more efficient care, and revenue generation through HCFA-mandated Medicare reimbursement and private insurance reimbursement; and

 . Increase penetration through sales force expansion to maintain our market leader position.

Within the hospital setting, departments serving high-risk surgical, intensive care, acute dialysis, and emergency patients are our primary targets. Our marketing strategy has been designed to:

 .  Increase physicians' and hospital personnel's knowledge of ICG;

 .  Demonstrate the cost savings of providing ICG monitoring to patients;

 . Remind physicians and hospital staff of the importance of hemodynamics in the treatment of patients who would normally not be monitored with a PAC, due to practice setting, costs, and complications;

 .  Present the BioZ(TM) Systems as the technology of choice; and

 . Utilize GE - Marquette Medical Systems and international distribution capabilities to establish ourselves as the market leader.

The continued success of our products within the outpatient and hospital markets will lay the foundation for the utilization of ICG-based products in the home healthcare market. Although presently in development, this will allow patients with chronic illnesses, such as congestive heart failure, to simply and inexpensively monitor their hemodynamic status and transmit this information, via telephone or Internet, on a regular basis to their physician. We believe this "telemedicine" application can effectively and efficiently alert the physician to any changes in status, need to adjust medications, or patient noncompliance with prescribed treatment.

Marketing - (Continued)

Our marketing promotion strategy is based on key trade show participation, fax and mail direct response programs, product and clinical education collateral materials development.

In late 1998 we received authorization from TUV Rhineland of North America to place the CE Mark on our BioZ.com(TM). The CE Mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ.com(TM) throughout Europe. We currently have distribution agreements covering 24 European countries and over 50 countries around the world.

We actively support research utilizing the BioZ(TM) Systems. In addition to providing further clinical validation for ICG, we plan to have each study published in a peer-reviewed journal and/or presented at major medical conferences. Clinical publications and presentations at major medical conferences provide us with the exposure necessary to establish credibility for ICG and the BioZ(TM) Systems.

Sales and Distribution

The United States medical marketplace consists of two distinct segments: the outpatient market, and the hospital market. During fiscal 1997, we established distribution agreements with seventeen regional specialty distributors as our representatives in the hospital market. By the end of fiscal 1997, it was apparent that we needed to broaden our sales channels. We decided to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the United States, and reduced the number of domestic distributors.

During 1998 and 1999, our direct sales force proved its ability to produce sales in the outpatient market. This was largely due to the fact that there are few, if any, formal capital equipment budget processes in this market segment and purchasing decisions can be made more quickly. Consequently, we focused our direct sales force primarily on the outpatient markets and sought an alliance with a hospital-based industry leader that already had strong market presence to penetrate the hospital market. In October 1999, we announced a strategic alliance with GE Marquette Monitoring Systems whereby their sales force would represent our products in the domestic hospital market where they are well established.

Currently, we have a direct sales force of 25, focused primarily on the outpatient market. Additionally, GE Marquette's 67 monitoring sales representatives promote and sell our BioZ.com in the domestic hospital market. Internationally, we utilize a variety of distributors, including GE Marquette Medical Systems, to actively promote the BioZ.com in more than 50 countries around the world.

Research and Development and Clinical Studies

Our research and development (R&D) team has extensive experience in the areas of impedance cardiography, biological signal processing, hardware/software development, and regulatory compliance. The team is responsible for on-going product engineering, new product development, and basic research into thoracic electrical bioimpedance and additional noninvasive monitoring applications.

To supplement our engineering staff, we utilize Rivertek Medical Systems, Inc. (Rivertek), located in Minneapolis, Minnesota. Rivertek serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies. Dennis Hepp, our Chief Technology Officer, founded Rivertek in 1988. Rivertek employs 28 medical hardware, software, and biomedical engineers.

Research and Development and Clinical Studies - (Continued)

The R&D team participates in monitoring and analysis of Company-sponsored clinical trials, for which we employ Clinical Application Specialists (CAS). Each of these individuals has a strong clinical background and is responsible for monitoring clinical studies and assisting in research and customer training.

Studies Utilizing Previous Generation Technology. A considerable amount of research has been published on ICG. In fact, more than 80 research papers have been published since 1993. In general, these studies reported favorable results when comparing cardiac output measurements with that of other techniques, such as pulmonary artery catheterization.

Previous generation technology worked reasonably well, in a select group of patients. However, there were significant limitations of the technology. These became evident when monitoring patients with increasing heart rates, high heart rates, abnormal heartbeats, high respiration rates, pacemakers, and hospitalized ventilated patients. These limitations related to both hardware and software inadequacies. As a result of intense focus and concerted effort we have successfully addressed these limitations by improving the electronics and processing as well as the algorithms.

Studies Utilizing the BioZ(TM) Systems. We are committed to supporting well-designed clinical research studies utilizing ICG technology. Studies which are of most importance to us are those which demonstrate:

 .   Validity;
 .   Reproducibility;
 .   Clinical utility; and
 .   Cost-effectiveness.

The results of several major studies addressing each of these areas have been released with very positive results.

Medical Advisory Board

We have established a distinguished Medical Advisory Board consisting of 19 physicians, many of whom are affiliated with prestigious universities and well-known medical institutions throughout the United States, such as Stanford University School of Medicine, Cleveland Clinic, Scripps Clinic, University of California, San Diego, and Baylor College of Medicine, Houston, Texas. Members of our Medical Advisory Board have expertise in cardiology, electrophysiology, anesthesiology, hypertension, pulmonary and critical care, internal medicine, heart failure, and emergency medicine. The Medical Advisory Board provides guidance regarding clinical trials, technological improvements and potential uses for our products.

Members of the Medical Advisory Board receive reimbursement for their expenses in attending company-sponsored meetings and, in certain cases, receive consulting fees for time spent working on our behalf. No fees were paid to the MAB members in either of the fiscal years ended November 30, 1998 or 1999 for their service on our Medical Advisory Board.

Intellectual Property

Our success will, to some extent, depend on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others. As of November 30, 1999, we have six United States patents.

All of our existing patents were issued prior to the re-engineering of the products to a DSP-based system. As such, several of the patents are not integral to the design of the BioZ(TM). We also possess proprietary software, which we have strategically elected not to disclose through patents. In addition, we may file new patent applications covering certain modifications to our products and algorithms during 2000.

Manufacturing

We are licensed as a healthcare device manufacturer by the Food and Drug Branch of the California Department of Health Services, which is essentially equivalent to a State FDA, and operate under the United States FDA Good Manufacturing Practice (GMP) regulation 21 CFR 820.

ISO 9000. In concert with management's commitment to quality, we have implemented quality procedures and documentation required for successful International Organization for Standardization (ISO) 9001 certification. In June 1998, we received ISO 9001 and EN 46001 quality certification for developing and marketing medical devices.

CE Mark. In November 1998, we received authorization from TUV Rhineland of North America to place the CE Mark on the BioZ.com(TM). The CE Mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ.com(TM) throughout Europe.

Direct Competition

We are aware of three domestic and two international manufacturers of ICG monitors. Since all five companies are privately held, sales and financial figures for these potential competitors are not available. We believe that our BioZ(TM) products provide the most advanced ICG monitoring, commercially attractive designs, at prices that are competitive. Thus far, sales and marketing efforts by our competitors have not been visible to us. No industry ads, trade show participation, or significant direct sales efforts are known to us.

Indirect Competition

Pulmonary Artery Catheterization - Also known as thermodilution, right heart catheterization, and Swan-Ganz(TM) catheterization. The PAC procedure was introduced in the early 1970's and despite its limitations, costs, and risks, is the most commonly used technology for monitoring a patient's hemodynamic status. It is estimated that pulmonary artery catheterization procedures are used more than one and one-half million times per year in the United States and more than two million times per year worldwide. The estimated cost to the U.S. healthcare system is estimated at $3 billion for the cost of the catheters and their insertion and $18 billion per year for the cost of complications arising from the procedure. Baxter Healthcare Corporation, Abbott Laboratories and B. Braun Medical, Inc. produce the majority of right heart catheters used in the U.S. The PAC procedure has significant limitations. Some of the limitations of PAC include:

Indirect Competition - (Continued)

Limitations of the PAC Procedure

Limitation                                            Explanation                      Reference (If Applicable)
------------------------------------------------------------------------------------------------------------------
Complications                       Rates of 10% to 24%, including infection,         Per Moore, op. cit.
                                    cardiac arrhythmia, air embolus, pulmonary
                                    infarction, pulmonary artery rupture
                                    pneumothorax, sepsis and death
------------------------------------------------------------------------------------------------------------------
Death                               Increased 30-day death rates in patients          Per Connors, op. cit.
                                    undergoing PAC as compared to those patients      American Society of
                                    not receiving PAC.  A publication of the          Anes-thesiologists Task
                                    American Society of Anesthesiologists indicated   Force, "Practice Guidelines
                                    the death rate associated with PACs in the U.S.   for PAC" Anesthesiology, V
                                    ranged from  0.02% to 1/5%                        78, No 2, Feb 1993, 380-394.
------------------------------------------------------------------------------------------------------------------
Costs                               Average increased hospitalization costs           Per Connors, op. cit.
                                    Of $13,600 per patient
------------------------------------------------------------------------------------------------------------------
Insertion requirements              Hospitalization in an intensive care setting,
                                    operating room or cardiac catheterization
                                    laboratory; sterile environment; physician,
                                    nurses and trained personnel required for
                                    insertion
------------------------------------------------------------------------------------------------------------------
Availability of data                Intermittent; requires multiple personnel
------------------------------------------------------------------------------------------------------------------
Variability of data                 +/-20% error/inconsistency                        Per Moore, op. cit.
------------------------------------------------------------------------------------------------------------------
Conditions that may limit           Obesity; anatomical, vascular and cardiac
Placement or accuracy               structure anomalies; tricuspid, pulmonary and
                                    mitral valve abnormalities

------------------------------------------------------------------------------------------------------------------

Echocardiography. Echocardiography (Echo) is a medical diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart and blood vessels. Echo technology was developed during the 1970's, and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images. A continuous wave suprasternal Doppler echo measures cardiac output noninvasively by placing a Doppler transducer on the chest, aiming it toward the ascending aorta, and measuring aortic blood flow velocity. Specifically, it measures the aortic diameter and the moving red blood cells to determine the velocity and direction of blood flow to calculate stroke volume, and hence calculate cardiac output.

Limitations in measuring cardiac output via Doppler echo:

 .   Inconsistency in images and in the data generated, due to differences in technician skill and experience, patient size and disease state;
 .   Difficulty in procuring images in patients with evidence of pulmonary disease, tracheotomies, chest wounds, or obesity;
 .   Time consuming procedure that typically requires 30-45 minutes; and
 .   In some patients, reliable, accurate images simply cannot be obtained by
    Doppler echo for unknown reasons.

Indirect Competition - (Continued)

Trans-esophageal Echo. Trans-esophageal Echo (TEE) has been developed in recent years to obtain closer images of the heart. It is useful in-patients in whom examination from the usual position is technically impossible and in-patients undergoing cardiac surgery. TEE is performed with the ultrasound transducer placed invasively in the esophagus through the mouth. Although this procedure enables more direct, accurate images of the heart, several disadvantages accompany this technique because of its invasive nature including increased patient discomfort and the requirement for patient sedation to promote procedure tolerance. In addition, patient airway complications may result, necessitating the need for available emergency equipment, such as oxygen, intubation equipment, and ECG monitoring. Consequently, the procedure customarily is performed with several attendants, usually an Echo technician, a nurse and a physician.

Direct Fick. Direct Fick was the original method conceived in the late 1800's to measure cardiac output. It is based on calculating the oxygen difference between the arterial and venous blood, along with oxygen inhalation and expiration. The Direct Fick method is seldom used because it is time consuming, costly, and complicated. A variation of the Direct Fick method, called Fick Partial Re-breathing, was introduced in late 1998 to the hospital surgical market. Fick Partial Re-breathing uses CO2 instead of oxygen to measure cardiac output. The Fick Partial Re-breathing method is limited to patients who are mechanically ventilated, which severely restricts the number of patients who are candidates for the procedure. In addition, lack of HCFA-approved reimbursement creates a barrier for adoption by clinicians.

Government Regulation

In November 1996, we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market the BioZ(TM) System. In September 1997, the FDA granted 510(k) clearance to market the BioZ(TM) Portable System and implement our proprietary Digital Impedance Signal Quantifier (DISQ(TM)) technology into our next generation of monitors. DISQTM provides improved measurement of impedance waveforms through enhanced digital signal processing and automatic calibration.

In March 1998, we received 510(k) marketing clearance for our latest generation monitoring system, the BioZ.com(TM) incorporating the Z MARC(TM) - Modulating Aortic Compliance algorithm which allows the system to sense and modulate values on patients with over or under compliant aortas. The BioZ.com(TM) is even more compact than the BioZ(TM) Portable and features a transport battery, integrated blood pressure module and the ability to directly interface with most hospital central monitoring systems. In November 1998, the BioZ.com received CE Mark approval, which allows it to be sold in Europe. Also in November 1998, the Health Care Financing Administration mandated Medicare coverage for BioZ procedures on a nationwide basis.

Our products and activities are subject to extensive regulation by the FDA and other governmental and foreign regulatory agencies. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could have a very negative effect on our business.

Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use.

Government Regulation - (Continued)

Before a new device can be introduced into the market, the manufacturer generally must obtain either FDA 510(k) clearance or approval of a premarket approval application. Following submission of a 510(k) or PMA application, the manufacturer may not market the new device until an order is issued by the FDA granting clearance or approval. The process required to obtain FDA 510(k) approval can entail an expensive, lengthy and uncertain process. We have received a marketing clearance for the BioZ(TM) System, the BioZ(TM) Portable and the BioZ.com(TM). However, such clearances are subject to continued FDA audits and can be rescinded. Further, we plan to submit additional new products for FDA approval in the future. It is possible that our future products might not gain FDA approval in a timely fashion, or at all. It is also possible that our current products may someday lose their FDA approval.

We are also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Although we work hard at attempting to comply with all governmental regulations, it is possible that an inspector could someday find a violation. Such a violation could result in government action ranging from warning letters to fines to criminal prosecution. Should we ever incur a significant penalty it is possible it would be detrimental to us. The FDC Act requires that medical devices be manufactured in accordance with GMP requirements. GMP requirements specify, among other things, that:

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

Government Regulation - (Continued)

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

Third-Party Reimbursement

Most medical procedures are reimbursed by a variety of third-party payers, including Medicare and private insurers. Health Care Finance Association, the governmental body that approves medical diagnosis and treatment for financial reimbursement for Medicare coverage, determines whether to reimburse for a given type of procedure and the dollar amount allowed. In November 1998, we received HCFA approval for Medicare coverage of BioZ procedures on a nationwide basis. This reimbursement approval for our BioZ(TM) Systems has improved our ability to penetrate the outpatient market. We are currently working with HCFA to establish national reimbursement pricing for the use of our equipment to reduce the geographic variations in Medicare reimbursement amounts.

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

Employees

As of February 22, 2000, we had 75 employees, three of which are considered part-time. We believe that the success of our business will depend, in part, on our ability to identify, attract and retain qualified personnel. In the future, we will add additional skilled personnel or retain consultants in such areas as research and development, manufacturing, administration and marketing and sales. We consider our relationships with our employees to be good.

Risk Factors

Dependence on BioZ(TM) Product Line Whose Market Acceptance is Unclear

Our future is dependent upon the success of the BioZ(TM) product line and similar products that are based on the same core technology. The market for thoracic electrical bioimpedance products is in a relatively early stage of development, and it is possible that this market will never fully develop. The long-term commercial success of the BioZ(TM) product line and any follow-on products requires widespread acceptance of our thoracic electrical bioimpedance products as safe, efficient, and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. Historically, some medical professionals have indicated hesitancy in using thoracic electrical bioimpedance products such as previous generation analog-based monitors. Invasive procedures, such as pulmonary artery catheterization, are generally accepted in the medical community and have a long history of use.

We have limited clinical data with which to demonstrate the clinical benefits of our products. However, we have sponsored and plan to continue to sponsor and/or conduct clinical trials that we hope will demonstrate consistent clinical benefits resulting from the use of our products. We cannot be certain that these clinical trials will be completed or if they will have a positive outcome or if a positive outcome in these trials would be sufficient to enable widespread acceptance of the BioZ(TM) product line by the medical community

Some hemodynamic measurements using thoracic electrical bioimpedance are subject to inaccuracies and may limit the accuracy of our products, such as:

 .   Severe septic shock;
 .   Significant pulmonary hypertension;
 .   Severe aortic valve regurgitation;
 .   Severe hypertension;
 .   Severe irregular ventricular heartbeats;
 .   Tachycardia rates greater than 180 beats per minute;
 .   Patients who are shorter than 47 inches;
 .   Patients who weigh less than 66 pounds or more than 342 pounds; and
 .   Extreme patient movement.

History of Losses and Expected Continued Losses

Since Bomed's emergence from bankruptcy proceedings in 1993, we have had large annual losses in the course of researching, developing and enhancing our technology and products and establishing our sales, marketing, and administrative organizations. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue the development of our technology. Accordingly, we expect to incur additional losses for fiscal 2000 and it is possible that we will never achieve or sustain adequate revenue levels required for profitability.

Future Additional Capital Requirements; No Assurance Future Capital Will Be Available

Our commercialization of the BioZ(TM) product line and the development and commercialization of any additional products will require substantial expenditures. Our capital requirements will depend on numerous factors, including:

 .   Our rate of sales growth--fast growth could actually increase our need for additional capital to hire additional staff, purchase additional component inventories, finance the increase in accounts receivable, and supply additional support services;

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

 .   Resources required to hire and develop medical sales representatives and distributors and to develop internal manufacturing capacity--requires substantial working capital;

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

 .   Our ability to speed up hospitals' otherwise lengthy purchasing processes by offering leasing programs as an alternative to outright purchasing and provide outpatient offices with extended payment terms and funding options.

The timing and amount of such capital requirements cannot be accurately predicted. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our current debt load, our history of losses or our technology's lack of acceptance as too great a risk to bear and, as a result, such additional funding may not be available on attractive terms, or at all. If we cannot obtain additional capital when needed we might be forced to agree to unattractive financing terms.

Competition From Other Producers; and Technological Change May Benefit Our Competitors

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

The current widespread acceptance of PAC, and lack of widespread acceptance of ICG, is an important competitive disadvantage that we must overcome. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share. Any of these could hurt our business, results of operations and financial condition. It is possible that we will not be able to compete successfully.

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

Our thoracic electrical bioimpedance products are subject to extensive and rigorous regulation by the FDA and, to varying degrees, by state and foreign regulatory agencies. Under the federal Food, Drug, and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the United States are safe and effective for their intended use.

We May Not Continue to Receive Necessary Approvals from the FDA -  (Continued)

Before a new device can be introduced into the market, the manufacturer generally must obtain either FDA 510(k) clearance or approval of a pre-market approval application (PMA). Following submission of a 510(k) or PMA application, the manufacturer may not market the new device until an order is issued by the FDA granting clearance or approval, which can entail an expensive, lengthy and uncertain process. We have received a marketing clearance for the BioZ System, the BioZ(TM) Portable and the BioZ.com(TM). However, such clearances are subject to continued FDA audits and can be rescinded. Further, we plan to submit additional new products for FDA approval in the future. It is possible that our future products might not gain FDA approval in a timely fashion, or at all. It is also possible that our current products may someday lose their FDA approval.

We are also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with GMP requirements, Medical Device Reporting requirements and other applicable regulations. Although we work hard at attempting to comply with all governmental regulations, it is possible that an inspector could someday find a violation. Such a violation could result in government action ranging from warning letters to fines to criminal prosecution. Should we ever incur a significant penalty it is possible it would be detrimental to us. The FDC Act requires that medical devices be manufactured in accordance with Good Manufacturing Practice requirements.

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

The FDA regulates computer software that performs the function of a regulated device or that is intimately associated with a given device, such as control software for diagnostic devices like our products. The FDA is reevaluating its regulation of such software, and if the FDA undertakes increased or more rigorous regulation of such software, the BioZ product line and related products may become subject to further regulatory processes and clearance requirements.

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. Future changes in the regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may adversely affect us.

Control by Our Co-Chairmen

Allen E. Paulson and James C. Gilstrap, the co-chairmen of CardioDynamics, beneficially own, directly or through CardioDynamics Holdings, LLC, which they control, approximately 35% of the outstanding shares of our common stock. In addition, Mr. Paulson's sons beneficially own another seven percent of the outstanding shares of common stock. Accordingly, Messrs. Paulson and Gilstrap, as a group, are able to substantially control CardioDynamics and influence our affairs and business, including any future issuances of common stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors. Further, in their position as holders of our stock, they have no duty to act in the best interests of CardioDynamics. Our stock price and our ability to raise capital could be injured if they were to sell even a portion of their holdings on the open market. CDH has been sued in United States Bankruptcy Court on behalf of the creditors of a party from whom CDH acquired some of its CardioDynamics stock. Although CardioDynamics has been dismissed as a defendant in this lawsuit, we cannot predict the impact on CardioDynamics of an unfavorable outcome of this suit to CDH.

We May Not Receive Approvals by Foreign Regulators Which Are Necessary for Foreign Sales

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. If we or our international distributors fail to obtain or maintain required pre-market approvals or fail to comply with foreign regulations, foreign regulatory authorities may require us to file revised governmental notifications, cease commercial sales of our products in the applicable countries, or otherwise cure
the problem   Such enforcement action by regulatory authorities could be costly.

In order to sell our products within the European Economic Area, we have to comply with the European Commission's Medical Device Directive and to affix a "CE" marking on our products to attest such compliance. In November 1998 we received authorization from independent certifying agency TUV Rhineland of North America to place the CE Mark on our BioZ.com(TM). However, future regulatory changes could limit our ability to use the CE Mark and any new products we develop may not qualify for the CE Mark. Failure to obtain authorization to use the CE Mark or loss of such authorization would render us unable to sell our products in the European Economic Area and this would limit our potential.

Third-Party Reimbursement; Pricing Pressures

Our commercial success will depend in part on the availability of adequate reimbursement from third-party healthcare payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. Even with an FDA approved device, third-party payers may not cover the device and related services, or they may place significant restrictions on the circumstances in which coverage will be available. Medicare reimbursement for use of the BioZ product line is now available under the heading of plethysmography, but private third-party payers are not required to follow Medicare's lead. We may not be able to obtain a specific code for reimbursement of thoracic electrical bioimpedance tests in a reasonable time frame, or at all, from either Medicare or private third-party payers. In addition, reimbursement may not be at or stay at price levels sufficient to allow medical professionals to realize an appropriate return on an investment in our products. Downward pricing pressure in the industry could hurt our operations.

Our business plan contemplates an income stream from sales of disposable sensors that are compatible with an installed base of our monitors. We may be subject to price competition from other sensor manufacturers.

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

Dependence on Rivertek Medical Systems for Development Services and Other Third Parties for Development and Manufacturing Services

Our strategy for development and commercialization of certain of our products depends upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations. It is possible that we will not be able to negotiate acceptable arrangements in the future or that our existing arrangements will not be successful. We rely heavily on contracted development services, particularly from Rivertek Medical Systems, Inc. Also, we currently assemble our BioZ product line from components manufactured by others. Therefore, we are dependent on contract manufacturers.

Small Market Float Can Produce Both Stock Price Volatility and a Potential Lack of Liquidity

Market float is the aggregate value of all of a company's publicly traded stock. Our market float is smaller than that of many other publicly traded companies. Because our market float is smaller, changes in the opinion of one investor or one analyst can have a significant effect on our stock price. As a result, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors beyond our control, including:

 .   Quarterly variations in operating results;
 .   Announcements of technological innovations, new products or pricing by our competitors;
 .   Changes in, or failure to meet, financial estimates of securities analysts;
 .   The rate of adoption by physicians of thoracic electrical bioimpedance technology in targeted markets;
 .   Timing of patent and regulatory approvals;
 .   Timing and extent of technological advancements;
 .   Results of clinical studies;
 .   The sales of stock by affiliates; and
 .   General market conditions.

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

Since patent applications in the United States are maintained in secrecy until patents issue, our patent applications may infringe patents that may be issued to others. In the event our products are found to infringe patents held by competitors, we may have to modify our product to avoid infringement, and it is possible that our modified products would not be commercially successful.

We Could be Required to Issue Additional Shares of Common Stock

The holders of warrants to purchase our common stock and certain purchasers of our common stock in our December 3, 1999 private placement could require us to issue additional shares of common stock to them pursuant to anti-dilution rights we have provided them. These rights would cause us to issue additional common stock upon exercise of their warrants if we sell common stock at a price less than the exercise price of their warrants or issue additional common stock to the purchasers in the private placement if the market price falls below certain target levels. If we need to sell common stock at a time when the market price for our shares is depressed, these anti-dilution rights could further depress the market price and could, in turn, impair our ability to raise needed capital.

Anticipated Resales of Common Stock

We have filed or will file registration statements with the SEC covering the potential resale by certain shareholders of up to 11,070,000 shares of common stock. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for the common stock and, in turn, impair our ability to raise needed capital.

Risks Associated with International Activities

In fiscal 1999, international sales accounted for approximately 21% of our revenue. We believe it is possible that international sales will represent a meaningful portion of our revenue in the future. This would require significant management attention and financial resources and subject us to the risks of selling internationally. These risks include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, and an adverse effect from reduced protection for intellectual property rights. We would have to comply with a variety of foreign laws. In addition, fluctuations in the rates of exchange could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies.

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

In the event that we were de-listed from NASDAQ due to low stock price, we might be subject to certain rules, called penny stock rules, that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

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

We did not carry product liability insurance during certain periods before May 15, 1995. So far, this has not hurt us. Since then, we have maintained product liability insurance at levels that we believe are sufficient and consistent with industry standards for companies with our current sales levels. We intend to increase our product liability insurance policy limits as sales grow.
Currently, our product liability insurance policy limits are $10,000,000 per occurrence and $10,000,000 in the aggregate. Our product liability insurance may not be adequate and it is possible that such insurance coverage may not continue to be available on commercially reasonable terms or at all. In addition, product liability claims or recalls could hurt us in various ways even if we have adequate insurance coverage.

No Dividends

We do not intend to pay any cash dividends on the common stock any time soon. Payment of such cash dividends would, in any event, be prohibited or limited under the terms of our bank loans.

Uncertainty and Potential Negative Effects of Healthcare Reform

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to:

 .   Increase access to health care for the uninsured;
 .   Control the escalation of healthcare expenditures within the economy; and
 .   Use health care reimbursement policies to help balance the federal budget.

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

We Have No Experience with Home Health Care or the Internet

We intend to enter the home health care market and the eHealth field in conjunction with other parties. We have not concluded any agreements or understandings with any third parties and we may not be able to achieve such arrangements on terms satisfactory to us. Even if we are successful in negotiating acceptable arrangements with third parties, the parties may not perform their obligations to us for reasons beyond our control. If we are not able to negotiate arrangements with other parties to implement our home health care and eHealth strategies, or if such arrangements, once negotiated, are not successful, we will not be able to meet our business objectives


ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located in an approximately 19,000 square foot leased facility in San Diego, California. This facility houses all of our research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel. The five-year lease runs through June 2002.


ITEM 3.  LEGAL PROCEEDINGS

On February 8, 1999, the Official Post Confirmation Committee of Unsecured Creditors of Helionetics, Inc. filed a complaint in United States Bankruptcy Court for the Central District of California, Santa Ana Division, naming CardioDynamics Holdings, LLC (CDH) and CardioDynamics as defendants. The complaint alleged fraudulent transfer of certain shares of our common stock from Helionetics to CDH in February 1995 and sought various relief including return
of the shares to Helionetics and compensatory and punitive damages.   Subsequent
to our fiscal year end, on February 16, 2000, our motion to dismiss the complaint was granted without leave for Helionetics to amend. We are unable to predict what effect, if any, an unfavorable outcome to CDH in this matter could have on CardioDynamics.


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

                                                                                          High    Low
                                                                                          -----  -----
        Year Ending November 30, 1999
          Fourth Quarter................................................................  $3.35  $2.50
          Third Quarter ............................................................       3.75   1.38
          Second Quarter................................................................   1.88   1.50
          First Quarter ..............................................................     2.56   1.56

        Year Ending November 30, 1998
          Fourth Quarter................................................................  $2.75  $1.03
          Third Quarter.................................................................   3.00   1.75
          Second Quarter................................................................   3.94   2.19
          First Quarter .............................................................      3.31   2.38

On February 22, 2000 there were approximately 575 holders of record of our common stock. We have not declared or paid any cash dividends on shares of our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business.


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

In March 1998, we received FDA 510(k) marketing clearance for our BioZ.com(TM) ICG monitoring system. The BioZ.com(TM) is even more compact than our BioZ(TM) Portable system and features a transport battery, integrated blood pressure module and the ability to directly interface with most hospital central monitoring systems. The BioZ.com(TM) utilizes our proprietary DISQ(TM) technology and Z MARC(TM) algorithm that provide improved measurement of impedance waveforms and automatic electronic calibration. The BioZ.com(TM) accounted for 90% of our overall equipment sales in fiscal 1999, up from 43% in fiscal 1998.

Net sales in fiscal 1999 increased to $7,280,908, an increase of 247% over net sales of $2,098,696 recorded in fiscal 1998. The significant sales growth in fiscal 1999 is primarily due to the success of our domestic direct sales force, expansion of our international distributor network, our strategic alliance with GE Marquette Medical Systems and the growing awareness of the availability and clinical usefulness of our BioZ(TM) noninvasive ICG monitoring systems.

Our direct sales force targets individual physician offices as well as hospitals in the U.S. under 100 beds. During fiscal 1999, we increased our direct sales force from 15 territory sales representatives at the beginning of the year, to 25 territory sales representatives, three regional sales managers and a national accounts manager at the end of the year. In fiscal 2000 we plan to continue to expand our direct sales force as qualified candidates are identified in targeted metropolitan areas. However, the success of our direct sales expansion will be dependent, to a large degree, on our ability to identify, attract and retain qualified sales representatives with successful medical industry sales experience.

In November of 1998, we received CE Mark approval for our BioZ.com(TM), which opened the door for distribution in Europe. During fiscal 1998 and 1999 we established international distribution agreements with 15 medical device distributors and in August 1999, we entered into a strategic alliance with GE Marquette Medical Systems for exclusive distribution of our BioZ.com(TM) to select countries in Europe. In January 2000 the GE Marquette distribution agreement was expanded to include 18 additional counties including Russia, Egypt, Saudi Arabia, and United Arab Emirates. Through GE Marquette and our other international distributors, we now have representation in over 50 countries including Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand, and Latin America.

In October 1999, we entered into a distribution agreement with GE Marquette Medical Systems for distribution of the BioZ.com(TM) in the U.S. hospital market. The agreement provides GE Marquette exclusive rights to market and sell our BioZ.com(TM) in hospitals over 100 beds, where they have a significant presence and are widely recognized for their success at introducing new technologies, particularly in the areas of diagnostic cardiology, clinical information systems, and patient monitoring systems. Our direct sales force continues to focus their efforts on the outpatient market and the smaller U.S. hospitals.

Results of Operations - (Continued)

In fiscal 1999, 70% of our overall sales were generated through our direct sales force with 29% coming through our distributor network, including GE Marquette. Of the sales generated through our distributor network, 21% was sold to international distributors and the remaining 8% was sold to our domestic distributors. International sales increased by 188% in fiscal 1999 over fiscal 1998.

Each time our BioZ(TM) products are used, disposable sets of four dual sensors are required. We sell these disposable sensors for $9.95 per application. In fiscal 1999, sales of our disposable sensors increased by 109% to $342,000, up from $164,000 in fiscal 1998. As the installed base of BioZ(TM) equipment grows, we anticipate the revenue generated by our disposable sensors will comprise an increasingly larger percentage of our overall sales.

We achieved a gross margin of $4,681,717, or 64%, in fiscal 1999 compared to a gross margin of $900,715, or 43%, in fiscal 1998. The significant improvement in our gross margin percentage in fiscal 1999 is attributable to: (i) greater utilization of our manufacturing capacity based on the increased volume of units produced, (ii) the higher priced BioZ.com(TM) comprising a greater percentage of our overall product mix and, (iii) increased average unit sales prices as a result of a higher percentage of our BioZ products being sold though our sales force directly to end users. Our average sales price per unit sold increased by 24% in fiscal 1999.

We continue to invest a significant portion of our resources into research, clinical studies, further enhancements to the BioZ(TM) Systems and new product development. During fiscal 1999 we increased our internal capabilities for research and development, decreasing our reliance on outside engineering consulting services. As a result of this investment in internal resources, and the fact that fiscal 1998 included substantial expenses related to the accelerated 11-month development cycle of the BioZ.com(TM), research and developments expenses in fiscal 1999 decreased by $395,556, or 17%, relative to fiscal 1998. Included in research and development in fiscal 1999 is a non-cash charge of $350,479 related to common stock warrants issued to GE Marquette to obtain access to their technology which we are currently using for new product development. We anticipate that costs associated with research, clinical studies, further enhancements to the BioZ(TM) Systems and new product development will continue to comprise a substantial portion of our overall expense structure during the coming year.

Selling, general and administrative expenses in fiscal 1999 were $6,041,919, up 58% from $ 3,815,673 in fiscal 1998 as a result of our strategic decision to dramatically increase our investment in sales and marketing related activities in 1999. As a result, our sales and marketing expenses increased 89% in fiscal 1999 over the fiscal 1998 level. The majority of the investment was related to expansion of both our domestic direct sales force and our international distribution capabilities. During 1999 we added 10 direct sales representatives, three regional managers and a national accounts sales representative and we plan to continue to expand our direct sales force and increase our investment in sales and marketing activities in fiscal 2000 and beyond.

Included in selling, general and administrative expenses in fiscal 1999 is $1,369,144 of administrative expenses related to the overall infrastructure and management of our company. As a result of our continued focus on ongoing cost containment and targeting our investments to areas of the business that directly contribute to revenue growth, our general and administrative expenses increased by only 1.6% from the $1,347,737 spent in fiscal 1998.

Results of Operations - (Continued)

We incurred interest expense of $311,461 in fiscal 1999, up from $213,798 in fiscal 1998. The $97,663 increase is primarily the result of interest payments on our term loan with City National Bank and borrowings on our private line of credit agreement with our Chairmen. We earned $90,944 of interest income on invested funds in fiscal 1999, down 12% from the $104,358 earned in fiscal 1998 due primarily to decreased funds available for investment throughout the year.

To achieve an orderly conversion of the shares of our Series A convertible preferred stock and minimize the potential impact on the market price of our common stock, in June of 1999, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the preferred stock by reducing the effective purchase price. As a result of this Series A preferred stock conversion, we recorded a non-cash charge of $483,333 in fiscal 1999 that is included in our Statement of Operations under "Other expense: Other, net".

Preferred stock dividends increased from $22,800 in fiscal 1998 to $226,030 in fiscal 1999. Prior to elimination of the preferred stock during the third quarter of fiscal 1999, the preferred shareholders received $34,466 of dividends in the form of common stock under the terms of the preferred stock agreement.
In the third fiscal quarter of 1999, we recorded a $191,564 preferred stock dividend related to premium-priced warrants issued to the Series A preferred stock investors in exchange for the elimination of their contractual right to buy an additional three million dollars of convertible preferred stock.

Fiscal 1999's net loss to common shareholders was reduced by $1,138,792 to $4,218,957, or $.12 per common share, versus a net loss to common shareholders of $5,357,749, or $.17 per share, in fiscal 1998. The fiscal 1999 net loss included $226,030 of dividends paid to the holders of Series A preferred stock. Additionally, the fiscal 1999 net loss included two non-cash accounting charges:
$350,479 for warrants issued to GE Marquette and $483,333 for shares issued upon conversion of the remaining shares of Series A preferred stock. Excluding these non-cash charges, the net loss to common shareholders for fiscal 1999 was $3,159,115, or $0.09 per share, down 41% from fiscal 1998.

The weighted-average number of common shares we had outstanding during fiscal 1999 increased by 13% primarily due to conversions during the year of 2,240 shares of Series A preferred stock and the $5.2 million common stock private placement we completed in May 1999.

Liquidity and Capital Resources

In June 1997, we entered into a five-year lease for a 19,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease commenced on September 1, 1997 with current lease payments of $16,486 per month. In fiscal 1998 and 1999, we invested $165,989 and $184,087 respectively, including equipment acquired under capital lease, in property and equipment, principally for new computers and software, and equipment to be used in our manufacturing process.

Liquidity and Capital Resources - (Continued)

Over the past three years we have raised just over $15 million dollars in three separate financings. In early 1997 we raised approximately $7.2 million in a private placement of common stock and we raised an additional $3 million in August of 1998 through the issuance of Series A convertible preferred stock, and in May of 1999 we raised another $5.2 million through a private placement of common stock. These financings, together with the bank loans and chairmen's line of credit described below, have provided the capital required to fund commercialization of our BioZ products, ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements including the significant increase in accounts receivable resulting from the higher sales volumes and extended payment terms.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we can borrow up to $3,000,000 on an as-needed basis at an annual interest rate of 10.0%. In August of 1998 we borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the Imperial Bank term loan. In February 1999, this line of credit was extended to September 30, 2000. At November 30, 1999, $1,000,000 was outstanding under this agreement.

In May of 1998, we entered into a six-month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement we could borrow up to $4,000,000, of which we borrowed $3,000,000. The loan bore interest at one percent above the bank's prime rate and was guaranteed by the co-chairmen of our Board of Directors. In August 1998, we repaid $1,000,000 of the $3,000,000, reducing the outstanding balance to $2,000,000. In exchange, the Bank extended the term of the loan until February 28, 1999.

On February 26, 1999 we entered into a three-year unsecured term loan agreement with City National Bank at the bank's prime rate. Under the terms of the agreement we borrowed $2,000,000, the proceeds of which were used to repay the Imperial Bank term loan. The co-chairmen of our Board of Directors guarantee the loan. So far we have made interest only payments, however, beginning March 2000, we will commence monthly principal installments of $83,333 each plus interest at one percent above the bank's prime rate. At November 30, 1999, $2,000,000 was outstanding under the agreement

In August of 1998, we raised $3,000,000 through the issuance of Series A convertible preferred stock to a group of institutional investors. During the third fiscal quarter of 1999, we facilitated conversion of the remaining shares of the Series A preferred stock into shares of our common stock under the terms of the preferred stock agreement. At November 30, 1999 all of the Series A preferred stock have been converted into common stock.

To help provide the cash flow necessary to meet the increasing demand for our products, in January 1999, we established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maintenance of minimum quick ratio and maximum quarterly losses. All the assets of the Company collateralize the credit line. At November 30, 1999 $1,000,000 was outstanding on the line of credit. Subsequent to our fiscal year end, in February 2000, the credit line was renewed through February 2001 at the bank's prime rate with the same borrowing limit of $3,000,000.

On May 28, 1999 we completed a $5.2 million private placement of common stock to institutional and other accredited investors including Domain Associates, L.L.C., a Princeton, New Jersey-based venture capital group and Veritas Societe Generale. The investors purchased unregistered shares with a six-month holding restriction for $1.00 per share, representing a 27% discount from the closing bid price.

Liquidity and Capital Resources - (Continued)

Subsequent to our fiscal year end, on December 3, 1999, we completed a $3.3 million private placement of common stock to institutional investors, including Veritas Societe Generale and three additional European institutional investors. The investors purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price at the time of the transaction.

Nonetheless, without additional debt or equity financing, our ability to continue expansion of our direct sales strategy will be constrained, due to the strategy's higher cash requirements. We expect our operating losses to continue through at least the short term. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) Systems and other diagnostic products and raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

We have federal operating loss carryforwards of approximately $21,000,000. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of certain occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

Other Matters

Year 2000 Compliance

During 1999 we implemented a plan to assure internal readiness of our computer systems and the ability of our products to handle the year 2000 issue. The plan was comprehensive, however we did not have to spend significant amounts of money to assure our compliance. As of February 22, 2000 we have not experienced any significant disruptions to our financial or operating activities caused by failure of our computer systems resulting from Year 2000 issues. We are not aware of any Year 2000 related product performance issues. We do not expect Year 2000 issues to have a material adverse effect on our business, results of operations, or financial condition.

Item 7.  Financial Statements

                         Independent Auditors' Report

The Board of Directors and Shareholders
CardioDynamics International Corporation:

We have audited the accompanying balance sheets of CardioDynamics International Corporation as of November 30, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation as of November 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                 /s/ KPMG LLP

San Diego, California
January 17, 2000

                   CARDIODYNAMICS INTERNATIONAL CORPORATION
                                Balance Sheets

                          November 30, 1999 and 1998

                        Assets (notes 4, 5 and 6)                                       1999                     1998
                                                                               -------------------      -------------------
Current assets:
 Cash and cash equivalents                                                   $           2,405,710    $           2,633,086
 Accounts receivable, net of allowance for doubtful accounts
  and returns of  $552,648 in 1999 and $32,728 in 1998                                   4,226,470                  632,190
 Inventory, net (note 2)                                                                 1,344,527                  995,364
 Other current assets                                                                      116,070                   81,229
                                                                               -------------------      -------------------
   Total current assets                                                                  8,092,777                4,341,869
                                                                               -------------------      -------------------
Property and equipment, net (note 3)                                                       335,760                  266,917
Long-term receivables                                                                       25,973                       --
Deposits                                                                                    42,500                   40,099
                                                                               -------------------      -------------------
   Total assets                                                              $           8,497,010    $           4,648,885
                                                                               ===================      ===================

                     Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                            $           1,125,068    $             577,836
 Accrued expenses                                                                          183,910                   89,663
 Accrued salaries, wages and benefits                                                      309,083                  276,179
 Current maturities of long-term debt (note 5)                                             885,932                   37,816
 Line of credit (note 4)                                                                 1,000,000                       --
 Note payable to bank (note 4)                                                                  --                2,000,000
 Notes payable related parties (notes 4 and 6)                                           1,000,000                       --
 Provision for inventory returns                                                                --                   23,040
                                                                               -------------------      -------------------
   Total current liabilities                                                             4,503,993                3,004,534

Note payable related parties (notes 4 and 5)                                                    --                1,000,000
Long-term debt, less current maturities (note 5)                                         1,350,425                  112,215
                                                                               -------------------      -------------------
    Total liabilities                                                                    5,854,418                4,116,749
Convertible preferred stock, no par value; 18,000,000 shares authorized;
 no shares issued or outstanding at November 30, 1999; issued and
 outstanding 2,240 Series A shares at November 30, 1998 (Note 7)                                --                2,152,294


Shareholders' equity: (notes  5, 6, 7 and 8)
Common stock, no par value; 50,000,000 shares authorized;  issued and outstanding 39,888,811 shares at November 30, 1999 and
 32,676,029 shares at November 30, 1998                                                 24,079,981               15,598,274

Accumulated deficit                                                                    (21,437,389)             (17,218,432)
                                                                               -------------------      -------------------
   Total shareholders' equity (deficit)                                                  2,642,592               (1,620,158)
                                                                               -------------------      -------------------
Commitments and contingencies (note 10)
   Total liabilities and shareholders' equity                                $           8,497,010    $           4,648,885
                                                                               ===================      ===================

See accompanying notes to financial statements.
                                       32

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                           Statements of Operations

                For the years ended November 30, 1999 and 1998


                                                                                        1999                     1998
                                                                               -------------------      -------------------
Net sales                                                                    $           7,280,908    $           2,098,696
Cost of sales                                                                            2,599,191                1,197,981
                                                                               -------------------      -------------------
          Gross margin                                                                   4,681,717                  900,715

Operating expenses:
 Research and development                                                                1,913,920                2,309,476
 Selling, general, and administrative expenses                                           6,041,919                3,815,673
                                                                               -------------------      -------------------
          Total operating expenses                                                       7,955,839                6,125,149
                                                                               -------------------      -------------------
Loss from operations                                                                    (3,274,122)              (5,224,434)

Other expense:
 Interest, net                                                                            (220,517)                (109,440)
 Other, net (note 7)                                                                      (497,488)                    (275)
                                                                               -------------------      -------------------
          Total other expense:                                                            (718,005)                (109,715)

Loss before income taxes                                                                (3,992,127)              (5,334,149)
Income taxes (note 9)                                                                         (800)                    (800)
                                                                               -------------------      -------------------
          Net loss                                                                      (3,992,927)              (5,334,949)

Preferred stock dividends                                                                 (226,030)                 (22,800)
                                                                               -------------------      -------------------
Net loss to common shareholders                                              $          (4,218,957)   $          (5,357,749)
                                                                               ===================      ===================
Net loss per common share, basic and diluted                                 $                (.12)   $                (.17)
                                                                               ===================      ===================
Weighted-average number of common shares outstanding                                    36,296,495               32,117,853
                                                                               ===================      ===================

See accompanying notes to financial statements.
                                       33

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                 Statements of Shareholders' Equity (Deficit)

                For the years ended November 30, 1999 and 1998

                                                   Preferred Stock            Common Stock
                                                --------------------     ------------------------   Accumulated
                                                  Shares    Amount        Shares       Amount         Deficit          Total
                                                ---------- ---------     --------- --------------  --------------   -------------
Balance at November 30, 1997                            --        --    32,085,743    $14,826,762    $(11,860,683)    $ 2,966,079

Issuance of common stock - upon exercise of
     stock options                                      --        --        28,000         29,700              --
Issuance of common stock - upon conversion of
 preferred stock                                        --        --       554,134        730,243              --

Preferred stock dividends paid in common stock          --        --         8,152         11,569         (22,800)        (11,231)
Net loss                                                --        --            --             --      (5,334,949)     (5,334,949)
                                                ---------- ---------     --------- --------------  --------------   -------------

Balance at November 30, 1998                            --        --    32,676,029     15,598,274     (17,218,432)     (1,620,158)
Compensatory stock options granted                      --        --            --          8,274              --           8,274
Issuance of common stock warrants                       --        --            --        554,174              --         554,174
Issuance of common stock, net                           --        --     5,527,272      5,577,338              --       5,577,338
Issuance of common stock - upon exercise of
     stock options                                      --        --        91,000        151,000              --
Issuance of common stock - upon conversion of
 convertible preferred stock                            --        --     1,567,962      2,145,224              --

Preferred stock dividends paid in common stock
 and warrants                                           --        --        26,548         45,697        (226,030)       (180,333)
Net loss                                                --        --            --             --      (3,992,927)     (3,992,927)
                                                ---------- ---------   ----------- --------------  --------------   -------------
Balance at November 30, 1999                            --    $   --    39,888,811    $24,079,981    $(21,437,389)    $ 2,642,592
                                                ========== =========   =========== ==============  ==============   =============

See accompanying notes to financial statements
                                       34

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Cash Flows

                 For the years ended November 30, 1999 and 1998


                                                                                       1999                    1998
                                                                               ------------------     --------------------
Cash flows from operating activities:
 Net loss                                                                    $         (3,992,927)  $           (5,334,949)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           116,807                   93,728
  Gain on sale of fixed assets                                                               (614)                  (3,000)
  Provision for obsolete inventory                                                         69,829                   80,822
  Provision for warranty repairs                                                           75,752                   53,602
  Reduction in reserve for  inventory returns                                             (23,040)                (591,820)
  Provision for refurbishment of demonstration inventory units                             60,459                  117,818
  Provision for doubtful receivables                                                      519,920                   13,609
  Compensatory stock options granted                                                        8,274                       --
  Warrants issued in exchange for technology                                              350,479                       --
  Non-cash expense for retirement of Series A preferred stock                             483,333                       --
  Changes in operating assets and liabilities:
   Accounts receivable                                                                 (4,114,200)                (594,231)
   Inventory                                                                             (479,451)                (287,895)
   Other current assets                                                                   (28,274)                  56,505
   Long-term receivables                                                                  (25,973)                      --
   Deposits                                                                                (2,401)                 (12,311)
   Accounts payable                                                                       547,232                  282,312
   Accrued expenses                                                                        29,726                     (456)
   Accrued salaries, wages and benefits                                                    32,904                  192,547
                                                                               ------------------     --------------------
          Net cash used in operating activities                                        (6,372,165)              (5,933,719)
                                                                               ------------------     --------------------
Cash flows from investing activities:
 Purchases of property and equipment                                                      (33,542)                 (58,771)
 Proceeds from sale of fixed assets                                                         1,498                   53,000
                                                                               ------------------     --------------------
          Net cash used in investing activities                                           (32,044)                  (5,771)
                                                                               ------------------     --------------------

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                     Statements of Cash Flows, (Continued)

                 For the years ended November 30, 1999 and 1998

                                                                                       1999                    1998
                                                                               ------------------     --------------------
Cash flows from financing activities:
 Repayment of long-term debt                                                 $            (66,666)  $              (27,260)
 Borrowing of long-term debt                                                            2,000,000                   32,250
 Proceeds from line of credit                                                           1,000,000                       --
 Proceeds from debt issuance to related parties                                                --                1,000,000
 Proceeds from note payable to bank                                                            --                3,000,000
 Repayment of note payable to bank                                                     (2,000,000)              (1,000,000)
 Issuance of preferred stock                                                                   --                3,000,000
 Preferred stock issuance costs                                                            (8,608)                (117,463)
 Issuance of common stock, net                                                          5,252,107                   29,700
                                                                               ------------------     --------------------

          Net cash provided by financing activities                                     6,176,833                5,917,227
                                                                               ------------------     --------------------

Net decrease in cash and cash equivalents                                                (227,376)                 (22,263)

Cash and cash equivalents at beginning of year                                          2,633,086                2,655,349
                                                                               ------------------     --------------------

Cash and cash equivalents at end of year                                     $          2,405,710   $            2,633,086
                                                                               ==================     ====================

                                                                                       1999                   1998
                                                                               ------------------     -------------------
Supplemental disclosures of cash flow information:
 Cash paid for interest                                                      $            311,461   $             213,798
 Cash paid for income taxes                                                  $                800   $                 800

Supplemental disclosures of non-cash investing and financing activities:
 Common stock issued upon redemption or conversion of preferred stock        $          2,145,224   $             730,243
 Fixed assets acquired by capital lease                                      $            152,992   $             107,218
 Preferred stock dividends paid in common stock and warrants                 $            226,030   $              22,800

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 1999 and 1998


(1) Summary of Significant Accounting Policies

    Description of Business

    CardioDynamics International Corporation (the "Company") was incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and changed its name to CardioDynamics International Corporation in October 1993. The Company develops, manufactures and markets heart-monitoring devices that provide physicians with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike other cardiac function monitoring technologies, our monitors are non-invasive. Our primary products, the BioZ(TM) System, the BioZ(TM) Portable, and the BioZ.com(TM) use a technology called thoracic electrical bioimpedance (TEB) to obtain data which is typically available only through a time-consuming, costly, and potentially dangerous invasive procedure known as right heart catheterization, or pulmonary artery catheterization.

    Many patients who might otherwise benefit from cardiac function monitoring are often not given such treatment because the risks and costs associated with pulmonary artery catheterization often outweigh the potential benefits. The BioZ(TM) Systems allow these patients to receive treatment in a safe, efficient, and cost-effective manner. Since the BioZ(TM) Systems provide cardiac function monitoring noninvasively, they have the potential to expand the number of clinical applications well beyond cardiology, intensive care, and surgery. These include applications for congestive heart failure, high blood pressure, emergency, dialysis, immune suppressed, high risk obstetric, and pacemaker patients.

    Cash Equivalents

    Cash equivalents consist of short-term money market funds and commercial paper and are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions that are financially stable. At November 30, 1999, the Company has cash deposits in excess of federally insured limits totaling $2,205,710.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 1999 and 1998

    Inventory

    Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis. The Company evaluates inventory on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and non-saleable inventory.

    Property and Equipment

    Property and equipment are recorded at cost. Property and equipment acquired under capital leases are recorded at the present value of future minimum lease payments. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

    Revenue Recognition

    Revenue is recognized when a product is shipped or a service is provided to the customer with appropriate provisions for estimated returns and allowances.

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

    Advertising

    All advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $320,728 and $339,470 in 1999 and 1998, respectively.

    Segment Reporting

    Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company's services and customers.


                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 1999 and 1998


    Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Net Loss Per Share

    Net loss per common share is computed by dividing the net loss to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per common share are the same for the years ended November 30, 1999 and 1998 as all potentially dilutive securities are antidilutive. For the year ended November 30, 1999, 3,831,866 options and 2,993,184 warrants, each convertible into one share of common stock, were not included in the diluted earnings per share calculation as their effect was antidilutive. At November 30, 1998, 3,550,000 options and 447,848 warrants were not included in the diluted earnings per share calculation.

    Significant Customers

    In August of 1999 the Company entered into a strategic alliance with GE Marquette for exclusive distribution of our BioZ.com in Europe. In October 1999 the Company expanded on the European agreement by signing an U.S. hospital distribution agreement. During fiscal 1999 sales to GE Marquette resulted in $1,075,800 of revenue, representing 15% of net sales. Sales to international distributors including GE Marquette represented 21% of net sales during fiscal 1999. In fiscal 1998, sales to international distributors accounted for 25% of net sales. No one customer represented more than 10% of net sales in fiscal 1998.

    Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued salaries, wages and benefits, are considered to be representative of their fair values because of the short-term nature of these financial instruments. The carrying amount of the note payable to bank and long-term debt is a reasonable estimate of fair value as the loans bear interest based on market rates available for debt with similar terms. It is not practical to estimate the fair value of notes payable to related parties because of the related party nature.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 1999 and 1998

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

    Reclassifications

    Certain reclassifications have been made to certain prior year balances in order to conform to current year presentation.

    Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) Inventory

    Inventory at November 30, 1999 and 1998 consists of the following:

                                                                    1999                     1998
                                                           -------------------      -------------------
Electronic components and subassemblies                  $             791,603    $             497,050
Finished goods                                                         552,025                  410,191
Demonstration units                                                    628,190                  547,101
Distributor inventory to be returned (note 9)                               --                   38,025
Less provision for obsolete inventory                                 (366,714)                (296,885)
Less provision for demonstration inventory                            (260,577)                (200,118)
                                                           -------------------      -------------------
                                                         $           1,344,527    $             995,364
                                                           ===================      ===================

    In 1999 and 1998 the Company used a number of vendors for components and subassemblies and believes that, should these suppliers not be able to provide inventory to the Company in the future, it would be able to obtain alternate suppliers within a reasonable amount of time to meet production demands.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1999 and 1998
(3)  Property and Equipment

     Property and equipment at November 30, 1999 and 1998 consist of the following:

                                                                                   1999                     1998
                                                                          -------------------      -------------------
Furniture                                                               $              81,165    $              85,362
Exhibit booth                                                                           4,800                    4,800
Other equipment                                                                        93,779                  120,579
Lab equipment                                                                          58,175                   68,122
Manufacturing equipment and fixtures                                                   52,070                   26,429
Sales equipment                                                                        26,282                   57,626
Computer software and equipment                                                       193,134                   76,656
Leasehold improvements                                                                115,885                  115,885
                                                                          -------------------      -------------------
                                                                                      625,290                  555,459
Less accumulated depreciation and amortization                                       (289,530)                (288,542)
                                                                          -------------------      -------------------
                                                                        $             335,760    $             266,917
                                                                          ===================      ===================

     At November 30, 1999 and 1998, the Company had $244,230 and $107,218 of property and equipment under capital lease, respectively. Accumulated amortization on the leased equipment was $60,338 in 1999 and $19,677 in 1998.

(4)  Financing Agreements

     In May 1998, the Company entered into a six month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement the Company could borrow up to $4,000,000, of which the Company borrowed $3,000,000. The loan bore interest at one percent above the Bank's Prime Rate and was guaranteed by the co-chairmen of the Company's Board of Directors. In August 1998, the Company repaid $1,000,000 of the $3,000,000, reducing the outstanding balance to $2,000,000. In exchange, the Bank extended the term of the loan until February 28, 1999. This note was repaid by the Company and retired on February 26, 1999.

     In March 1998, the Company entered into an 18 month unsecured private line of credit agreement with the co-chairmen of the Company's Board of Directors. Under the terms of the agreement the Company may borrow up to $3,000,000 on an as-needed basis at an annual interest rate of 10.0%. In August of 1998 the Company borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the bank term loan. In February 1999, the line of credit was extended to September 30, 2000. At November 30, 1999, $1,000,000 was outstanding under the agreement.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1999 and 1998


(4)  Financing Agreements - (Continued)

     In January 1999, the Company obtained a secured revolving credit line with Imperial Bank. The credit line provides for borrowing up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, the Company is required to meet certain loan covenants, including maintenance of minimum quick ratio and maximum quarterly losses. All the assets of the Company collateralize the credit line. At November 30, 1999 $1,000,000 was outstanding on the line of credit. In February 2000 the credit line was renewed through February 2001 with a borrowing limit of $3,000,000 at the bank's prime rate.

(5)  Long-term Debt

     Long-term debt at November 30, 1999 and 1998 consists of the following:

                                                                      1999                 1998
                                                              -----------------     ----------------
Prepetition and postpetition payroll taxes payable in
 installments including interest at 8%.                              $   22,513             $ 33,793

Note Payable to City National Bank, payable in monthly
 principal installments of $83,333 each plus interest at
 one percent above the bank's prime rate, beginning in
 March 2000, guaranteed by certain shareholders.                      2,000,000                   --

Capital lease obligations payable in monthly installments
 between $52 and  $1,192, bearing interest at rates
 between 10% and 20.8%, maturing from December 2000 to                  188,844               91,238
 February 2003.

Note payable to CardioDynamics Holdings, LLC, a related
 party, collateralized by a subordinated interest in
 substantially all assets of the Company, bearing
 interest at 7.5% per annum with interest-only payments
 due quarterly, maturing March 31, 2000. Convertible into
 common stock at a rate of $.25 per share.                               25,000               25,000
                                                              -----------------     ----------------
                                                                      2,236,357              150,031
Less current maturities of long-term debt                              (885,932)             (37,816)
                                                              -----------------     ----------------
                                                            $         1,350,425   $          112,215
                                                              =================     ================

     The aggregate maturities of long-term debt subsequent to November 30, 1999 are as follows: 2000, $885,932; 2001, $1,062,096; 2002, $284,412 and 2003,
     $3,917.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 1999 and 1998


(6)  Shareholders' Equity

    During February 1995, the Company entered into an agreement with a related party, CardioDynamics Holdings, LLC ("CDH"), a California limited liability company, for the sale of approximately 37.6% of the Company's common stock. Additionally, the Company issued a five-year secured promissory note (the "CDH note") in the amount of $100,000. In fiscal 1996 and 1997, the CDH note was amended to increase the loan amount, establish a per share conversion price of $0.25 per share, subject to adjustment under specified circumstances, and change the maturity date to March 31, 2000. The CDH note is collateralized by a subordinated interest in substantially all of the assets of the Company. Advances under the CDH note accrue interest at 7.5% with interest-only payable quarterly through maturity at March 31, 2000. At November 30, 1999 and 1998, $25,000 was outstanding under this note (See
    Note 5).

    On March 6, 1997, in connection with the $7.2 million private placement the company issued 276,514 common stock warrants to EVEREN Securities, Inc. which served as placement agent. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.56, until the expiration date of March 5, 2002.

    On May 15, 1998 in connection with the completion of the Imperial Bank financing agreement, 33,334 common stock purchase warrants were issued to the bank. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.00, until the expiration date of May 14, 2003. On August 21, 1998 an additional 15,000 common stock purchase warrants were issued to the bank. Each warrant represents the right to purchase one share of the Company's stock at an exercise price of $2.00, until the expiration date of August 21, 2003.

    On August 21, 1998 the Company sold 3,000 shares of Series A convertible preferred stock to institutional investors. In conjunction with this financing 123,000 common stock purchase warrants were issued. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.55, until the expiration date of August 21, 2003.

    In March 1999, in connection with the City National Bank financing agreement, the Company issued 50,000 common stock warrants. Each warrant represents the right to purchase one share of the Company's stock at an exercise price of $2.20, until the expiration date of March 7, 2004.

    On May 28, 1999 the Company completed a $5.2 million private placement of common stock to institutional and other accredited investors who purchased unregistered shares with a six-month holding restriction for $1.00 per share, representing a 27% discount from the closing bid price.

    On August 25, 1999 the Company issued 2,000,000 common stock warrants to GE Marquette. 1,000,000 of the warrants were granted to obtain access to GE Marquette's technology. In connection with these warrants, the Company recorded a non-cash accounting charge of $350,479 in fiscal 1999. The second 1,000,000 warrants are performance based and will vest and be expensed after 15 months, provided GE Marquette meets certain stated minimum sales objectives under the distribution agreements with the Company. Each warrant represents the right purchase one share of the Company's stock at an exercise price of $4.10, until the expiration date of August 25, 2004.

    On December 3, 1999, the Company completed a $3.3 million private placement of common stock to institutional investors who purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 1999 and 1998

(7) Convertible Preferred Stock

    On August 21, 1998, the Company sold 3,000 shares of Series A convertible preferred stock and 123,000 warrants to institutional investors for $3,000,000, net of issuance costs of $117,463. The Series A preferred stock was convertible into common stock at the lesser of $2.70 or 95% of the then-current common stock market value (92% after August 21, 1999). The Series A preferred stock had a cumulative dividend of 3% per year, which could be paid in cash or the Company's common stock at the discretion of the Company. For the year ended November 30, 1999, the Company issued 26,548 shares of common stock as dividends to the preferred shareholders. For the year ended November 30, 1998, 8,152 shares were issued as dividends.

    To achieve an orderly conversion of the outstanding shares of the Series A convertible preferred stock, with minimum impact on the market price of the Company's common stock, in June 1999, the Company identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion. In conjunction with this transaction, the Company issued 305,772 additional shares of common stock at the market price of $1.56 per share and 20,336 common stock purchase warrants at an exercise price of $1.63, with an expiration date of June 2002. As a result of the Series A preferred stock retirement, in August 1999 the Company recorded a non-cash accounting charge of $483,333 which is included in other expenses.

    During fiscal 1999 all outstanding shares of the Series A preferred stock were converted into 1,567,962 shares of common stock. During fiscal 1998, the preferred shareholders converted 760 shares of Series A preferred stock in exchange for 554,134 shares of common stock.

    The original purchasers of the Series A preferred stock could, under certain conditions, require the Company to sell them up to 3,000 shares of Series B preferred stock. In August of 1999 $191,564 was recorded as a preferred stock dividend related to 375,000 premium priced warrants issued to the Series A preferred stock investors in exchange for the elimination of their right to buy the additional 3,000 shares of Series B preferred stock. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.54 per share, until the expiration date in August 2004.

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

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 1999 and 1998


(8) Stock Options - (Continued)

    The Option Plan also provides for monthly grants, at fair market value to each non-employee director of the Company, of options to purchase 1,000 shares of Company common stock as payment for director fees for each full month of service. The options are exercisable immediately upon grant and expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board. During 1999 and 1998, 81,000 and 100,000 options were granted to the Board of Directors. The Option Plan also provides for grants of options and issuance's of stock in exchange for professional services. During 1999 37,500 options, with a value of $8,274, were granted in exchange for services. During 1998, the Company did not grant any stock options in exchange for professional services.

    At November 30, 1999, there were 1,564,134 shares available for grant under the Option Plan. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $.80 and $1.22 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0%, risk-free interest rate of 5.17%, expected volatility of 33.2% and an expected life of 4 years; 1998 - expected dividend yield 0%, risk-free interest rate of 4.86%, expected volatility of 74.5% and an expected life of 3 years.

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

                                                                                   1999                     1998
                                                                          -------------------      -------------------
Net loss to common shareholders, as reported                           $           (4,218,957)   $          (5,357,749)
Pro forma net loss to common shareholders                              $           (4,740,510)   $          (6,595,785)
Net loss per share to common shareholders basic and diluted, as
 reported                                                              $                 (.12)   $                (.17)
Pro forma net loss per share to common shareholders basic and diluted
                                                                       $                 (.13)   $                (.21)

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1999 and 1998

(8)  Stock Options - (Continued)

     Stock option activity during the periods indicated is as follows:

                                                                                                     Weighted-average
                                                                             Number of shares         exercise price
                                                                          -------------------      -------------------
Balance at November 30, 1997                                                        1,444,000    $                2.50
Granted                                                                             1,464,000                     1.99
Exercised                                                                             (28,000)                    1.06
Forfeited                                                                            (537,832)                    2.85
Expired                                                                              (337,168)                    3.32
                                                                          -------------------      -------------------
Balance at November 30, 1998                                                        2,005,000    $                1.91

Granted                                                                               655,700                     2.34
Exercised                                                                             (91,000)                    1.66
Forfeited                                                                            (244,834)                    1.89
Expired                                                                               (38,000)                    2.85
                                                                          -------------------      -------------------
Balance at November 30, 1999                                                        2,286,866    $                2.04
                                                                          ===================      ===================

     At November 30, 1999 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.95- $4.56 and 7.7 years. At November 30, 1999 and 1998, the number of options exercisable was 968,269 and 604,002, respectively, and the weighted-average exercise price of those options was $2.15 and $2.21, respectively.

     The following table sets forth information regarding options outstanding at November 30, 1999:

                                     Options Outstanding                            Options Exercisable
                    -----------------------------------------------------    ----------------------------------
                                            Weighted-
                                             average          Weighted-                             Weighted-
     Range of                               remaining          average                               average
     exercise             Number           contractual        exercise           Number             exercise
      prices           outstanding            life              price          exercisable           price
----------------    ----------------    ----------------    -------------    ---------------    ---------------
$  0.95 - 1.31           480,500              5.6           $    1.12            263,958        $         1.18
   1.50 - 2.25         1,209,200              8.7                1.87            329,310                  1.79
   2.34 - 3.50           550,166              7.3                3.04            366,001                  3.08
   3.57 - 4.56            47,000              6.4                3.81             39,000                  3.82
                    ----------------                                         ---------------
                       2,286,866              7.7           $    2.04            968,269        $         2.15
                    ================                                         ===============

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1999 and 1998


(8)  Stock Options - (Continued)

     On October 16, 1998, the Company adopted a Stock Option Cancellation/Regrant program. Each employee was given the opportunity to exchange their existing options for new options, exercisable at $1.625 per share, the fair value of the Company's common stock on October 16, 1998. All accrued vesting under the old stock options was forfeited, and the new options began a new vesting schedule (over the same number of years as the old option's vesting schedule). For all employees other than executive officers, the new options were granted for the same number of shares as the old options. For executive officers, the new options were granted for a fewer number of shares. The reduction in option shares for the executive officers was calculated by a formula based on the Black-Scholes option valuation model.

     Under the program 537,832 Plan options were forfeited with an average exercise price of $2.74. 673,000 new options were granted under the Plan with an exercise price of $1.625 per share and 135,168 options were forfeited. Eligible optionees representing 678,000 options with an average price $1.75 elected not to participate in the program. These amounts are included in the table above.

     In June 1995, the Company entered into an employment agreement with its then Chief Executive Officer, Richard Otto. Under the terms of the agreement, Mr. Otto was granted 500,000 non-transferable stock options (not under the Option Plan) at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company's stock attains specified levels. Upon the attainment of the specified levels, the Company will record compensation cost. During 1997, Mr. Otto voluntarily agreed to reduce the number of options to 250,000. At November 30, 1999, none of these options were vested.

     On March 23, 1998, the Company entered into an employment agreement with Michael Perry who succeeded Mr. Otto as Chief Executive Officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (not under the Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche was not scheduled to vest until March 23, 2002. Under the October 16, 1998 Stock Option Cancellation/Regrant program, Mr. Perry cancelled his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over a four-year period with a commencement date of October 16, 1998. At November 30, 1999, 323,750 of the options are vested. The options expire on October 15, 2008.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1999 and 1998

(9)  Income Taxes

     Income taxes in the accompanying statements of operations are comprised of the following:

                             1999          1998
                          ---------     ---------
Federal                 $        --   $        --
State                           800           800
                          ---------     ---------
                        $       800   $       800
                          =========     =========

     At November 30, 1999, the Company had federal net operating loss carryforwards of approximately $21,465,300, expiring as follows:

2000         $  328,900         2009        $  513,000
2001            442,500         2010         2,376,000
2002          1,284,000         2011         2,445,000
2005            752,600         2012         3,201,000
2006            787,400         2018         4,445,000
2007            556,600         2019         3,900,000
2008            433,300

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

     At November 30, 1999, the Company had state net operating loss carryforwards of approximately $12,751,000 that expire in years 2000 to 2005.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30, 1999 and 1998 are as follows:

                                                              1999                   1998
                                                       ------------------      ---------------
Deferred tax assets:
 Net operating loss carryforwards                             $ 8,707,200      $     8,076,500
 Allowance for doubtful accounts and returns                      236,700                    0
 Inventory                                                        792,300              150,400
 Accrued expenses                                                 220,900              219,000
 Other                                                             21,900               18,500
                                                                               ---------------

          Total gross deferred tax assets                       9,979,000            8,464,500

Valuation allowance                                            (9,979,000)          (8,464,500)
                                                       ------------------      ---------------

          Net deferred tax assets                      $               --      $            --
                                                       ==================      ===============

     A 100% valuation allowance has been applied to these net deferred tax assets. Accordingly, no tax benefit has been recorded for the years ended November 30, 1999 and 1998.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                           November 30, 1999 and 1998


(10)  Leases

      In June 1997, the Company entered into a five-year operating lease for a 19,000 square-foot manufacturing facility that also houses the Company's research, development, marketing, sales and administrative activities. Future minimum lease payments under all non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of November 30, 1999 are:

Year ending November 30,
------------------------
        2000                               $  241,137
        2001                                  223,066
        2002                                  165,293
                                            ---------

        Total minimum lease payments       $  629,496
                                            =========

     Rent expense under operating leases was $286,570 and $291,214 for the years ended November 30, 1999 and 1998, respectively.

(11)  401k Plan

      Effective April 1996, the Company established a qualified savings plan under Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and are 21 years of age are eligible to participate in the plan, subject to limitations. The Company may make discretionary contributions to the plan. Eligible employees may contribute up to 20% of eligible wages. Employer matching contributions were $24,107 and $7,035 for the fiscal years ended November 30, 1999 and 1998, respectively.

(12)  Related Party Transactions

      The Company receives certain engineering, development and consulting services from a related party. The Company paid $391,293 and $454,801 for these services in 1999 and 1998, respectively. Amounts payable to this related party at November 30, 1999 and 1998 were $38,509 and $125,460, respectively.

(13)  Segment Information

      Revenues derived by geographic segment are as follows:

                                                1999            1998
                                                ----            ----
      U.S.                                   $5,759,630      $1,571,600
      International                           1,521,278         527,096
                                             ----------      ----------
                                             $7,280,908      $2,098,696
                                             ==========      ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The names of our directors and executive officers, together with certain information regarding them, as of February 22, 2000 are as follows:

               Name                        Age                            Position
----------------------------------  ------------------  --------------------------------------------
Allen E. Paulson                            77          Co-Chairman of the Board of Directors
James C. Gilstrap                           63          Co-Chairman of the Board of Directors
Michael K. Perry                            39          Chief Executive Officer and Director
Rhonda F. Rhyne                             39          President
Stephen P. Loomis                           39          Chief Financial Officer
Richard E. Trayler                          49          Chief Operating Officer
Dennis G. Hepp                              51          Chief Technology Officer
Russell H. Bergen                           53          Vice President of Operations
Connie R. Curran, Ed.D., RN                 52          Director
Louis P. Ferrero                            57          Director
Cam L. Garner                               51          Director
Richard O. Martin, Ph.D.                    60          Director

___________________

During the past five years, the business experience, principal occupations and employment of our directors and executive officers have been as follows:

Allen E. Paulson. Mr. Paulson has been Co-Chairman of our Board since June 1996 and Director since February 1995. Mr. Paulson owns numerous companies having substantial investments in diverse industries, including aerospace; energy exploration; horse breeding, training, and racing; automobile dealerships; gaming and entertainment; and real estate and resorts. Mr. Paulson is the founder and Chairman Emeritus of Gulfstream Aerospace Corporation, the world's leading designer, manufacturer and marketer of large corporate jets. He has earned numerous awards including the Horatio Alger Award for Distinguished Americans, and the American Academy of Achievement's Golden Plate Award, as well as five honorary doctorates.

Directors and Executive Officers - (Continued)

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

Michael K. Perry. Mr. Perry has been Chief Executive Officer and a Director of our Company since April 1998. From 1994 to 1997, Mr. Perry was Vice President of Operations at Pyxis Corporation, and in 1995 assumed additional responsibility for Research and Development. Pyxis Corporation is a pioneer of healthcare automation and information management services, in addition to pharmacy management services to hospitals and outpatient facilities. Mr. Perry was part of the executive team that successfully acquired and integrated three businesses into Pyxis, and in 1996, sold the company to Cardinal Health, Inc. Prior to joining Pyxis, Mr. Perry served in several increasingly responsible management assignments with Hewlett Packard Company's Medical Products Group in manufacturing and finance. Additionally, he was Director of Quality for a division of Hewlett-Packard's Deskjet Printer Group. Mr. Perry holds a Master's Degree in Business Administration from Harvard University and a Bachelor's degree in Mechanical Engineering from General Motors Institute. Mr. Perry serves on the Advisory Board of the University of California San Diego Cardiovascular Center and the Board of Directors for Junior Achievement of San Diego.

Rhonda F. Rhyne. Ms. Rhyne has been President of our Company since June 1997. She served as Vice President of Operations from June 1995 to January 1996 and as Chief Operating Officer from February 1996 to May 1997. Ms. Rhyne has over 15 years of healthcare experience, including medical product development, rapid growth transitions, sales and marketing, and executive management. From July 1992 until May 1995, Ms. Rhyne held the positions of President/Chief Executive Officer, Vice President of Sales and Marketing, and Board member at Culture Technology, Inc., a privately held biotechnology company specializing in culturing autologous skin for burn patients. Ms. Rhyne has also held positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Rhyne holds a Bachelor of Pharmacy from Washington State University and a Masters in Business Administration, Executive Program, from UCLA Anderson School of Business in Los Angeles.

Stephen P. Loomis. Mr. Loomis joined our Company in September 1996 as Vice President of Finance and has held the positions of Chief Financial Officer and Corporate Secretary since April 1997. Mr. Loomis is a Certified Public Accountant with more than 14 years experience in finance and business development with both publicly traded and privately held companies. From 1993 until joining CardioDynamics, he served as Director of Financial Reporting at Kinko's Inc. From 1988 to 1993, Mr. Loomis was the Chief Financial Officer for Terminal Data Corporation, a publicly traded high-speed document imaging company. Prior to that, Mr. Loomis was with Peat Marwick. He earned his Bachelor of Science Degree in Business Administration from California State University at Northridge.

Richard E. Trayler. Mr. Trayler joined our Company in July 1997 as Chief Operating Officer. From 1982 to 1997, Mr. Trayler held positions of regional and divisional sales manager at Quinton Instrument Company, a medical device subsidiary of American Home Products Corporation. He has also held positions at the Heart Institute for CARE, the University of Washington, and the Boeing Company where he assisted cardiologists in the clinical assessment of cardiac patients. Mr. Trayler earned a Bachelors Degree from Texas A&M University, a Masters Degree from the University of Washington, and a Master of Christian Leadership Degree from Western Conservative Baptist Seminary (Phoenix Seminary).

Dennis G. Hepp. Mr. Hepp was appointed Chief Technology Officer of our Company in June 1997. Mr. Hepp has served as a consultant to us since July 1995. He has over 30 years experience in cardiovascular clinical medicine and the medical device industry. From 1974 to 1986, Mr. Hepp held various engineering and management positions at Medtronic, Inc. In 1989, Mr. Hepp founded and he continues to serve as Managing Director of Rivertek Medical Systems, Inc., Minneapolis, Minnesota, which serves as an engineering consulting firm to medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies such as CardioDynamics. Mr. Hepp holds a Bachelor of Electrical Engineering from the University of Detroit.

Russell H. Bergen. Mr. Bergen joined our Company in September 1998 as Vice President of Operations. From 1971 to 1998, Mr. Bergen held several positions at Hewlett-Packard Company's Instrument Group, Peripheral Products Group and Ink Jet Business Unit, including Writing System Program Manager, Customer Satisfaction Manager, Production Manager, Manufacturing Engineering Manager, New Product Support Manager, and Materials Engineering Manager. Previously, Mr. Bergen was employed at Honeywell, Inc.'s Peripheral Products Group as a Procurement Engineer. Mr. Bergen earned Bachelor of Science degrees in Aerospace Engineering and Manpower Management from the University of Colorado, Boulder.

Connie R. Curran, Ed.D., RN. Dr. Curran has served as a Director of our Company since February 2000. Dr. Curran has been President and Chief Executive Officer of CurranCare since 1995. CurranCare is a national management services organization with a mission to change the way health care is delivered. Dr. Curran has held a variety of executive positions in academia, multi-system health care operations, and as Vice President of the American Hospital Association as well as the National Director of Patient Care for APM, Inc. Dr. Curran serves as Director for Allegiance Corporation and Finova Group. Dr. Curran holds a Masters Degree in Medical-Surgical Nursing from De Paul University and a Doctorate in Educational Psychology from Northern Illinois University.

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

Cam L. Garner. Mr. Garner has served as a Director of our Company since July 1997. Mr. Garner has been Chairman, President and Chief Executive Officer of Dura Pharmaceuticals, Inc., a respiratory products company, since 1990. Prior to joining Dura Pharmaceuticals, Inc., Mr. Garner was Senior Vice President of Sales and Marketing with Hybritech, Inc., a division of Eli Lilly & Co. Mr. Garner serves as Director for Trega Biosciences, Inc., Nanogen, Inc., Safeskin Corporation, Spiros Development Corporation and DJPharma, as well as for Dura Pharmaceuticals. Mr. Garner earned a Masters Degree in Business Administration from Baldwin-Wallace College and a Bachelor of Arts degree in Biology from Virginia Wesleyan.

Richard O. Martin, Ph.D. Dr. Martin has served as a Director of our Company since July 1997. Dr. Martin is currently President of Medtronic-Physio-Control Corporation, a medical device company which designs, manufactures and sells external defibrillators and heart monitors. Until Medtronic's acquisition in 1998 of Physio-Control Corporation, Dr. Martin was Chairman and CEO. Prior to that he was Vice President of Cardiovascular Business Development with Sulzer Medica and has held several management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the Boards of Maxxim Medical, Inc., and Encore Medical. Dr. Martin earned a Doctorate in Electrical/ Biomedical Engineering at Duke University.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that each person who, at any time during the fiscal year ended November 30, 1999, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.


ITEM 9.   EXECUTIVE  COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 1997, 1998 and 1999 of those persons who were, at November 30, 1999 (i) the Chief Executive Officer and (ii) the other executive officers of CardioDynamics whose aggregate direct remuneration from CardioDynamics during the fiscal year ended November 30, 1999 exceeded $100,000 (collectively, the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                          -----------------------------------
                                                                                                   Awards
                                                     Annual Compensation (1)                   --------------
                                     --------------------------------------------------------    Securities
                                                                                 Other           Underlying
Name and                                                                        Annual            Options/
Principal Position           Year      Salary($)             Bonus($)       Compensation($)       SARs (#)
-----------------------     -------  --------------       --------------  -------------------  --------------
Michael K. Perry               1999       $ 91,450             $216,170 (3)       $   -0-             45,000
  Chief Executive              1998              1 (4)              750             4,000 (2)      1,295,000
   Officer                     1997            n/a                  n/a               n/a                n/a

Rhonda F. Rhyne                1999        148,020               11,045            17,000 (5)         40,000
   President                   1998        127,833                  751            18,000 (5)        250,000
                               1997        111,308               17,228            15,000 (5)         75,000

Stephen P. Loomis              1999        137,543                8,520               -0-             30,000
   Chief Financial             1998        116,583                1,663               -0-            120,000 (6)
   Officer (7)                 1997        103,416               22,849               -0-             70,000 (7)

Richard E. Trayler             1999        129,584                8,745               -0-             35,000
   Chief Operating             1998        123,750                1,502               -0-             80,000 (6)
   Officer                     1997         60,000 (8)              -0-               -0-            100,000 (7)

Russell H. Bergen              1999        120,000                5,800               -0-                -0-
   Vice President of           1998         25,923 (9)              -0-               -0-             75,000
   Operations                  1997            n/a                  n/a               n/a                n/a


                                       53

__________________
(1) Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included.

(2)  Amount represents Company paid allowance for automobile expenses.

(3) Bonus amount paid in 1999 includes $205,000 pursuant to Mr. Perry's employment agreement dated March 23, 1998, under which Mr. Perry was paid a salary of $1.00 for the initial 14 months of his employment. In exchange, he was eligible to receive a performance bonus based on achieving a 100% increase in sales during the 12-month period ending May 31, 1999, over the previous 12-month period.

(4) Represents compensation earned by Mr. Perry from his employment with our Company commencing April of 1998.

(5) Amounts represent Company paid lodging of $12,000 in 1997, $12,000 in 1998 and $11,000 in 1999. The balance in each year is for automobile expenses.

(6)  Amounts represent options granted under Company Stock Option
     Cancellation/Regrant program.

(7) In conjunction with our Stock Option Cancellation/Regrant program in 1998, these options were cancelled.

(8) Represents compensation earned by Mr. Trayler from his employment with our Company commencing July of 1997.

(9) Represents compensation earned by Mr. Bergen from his employment with our Company commencing September of 1998.


The following table provides information regarding option exercises during the fiscal year ended November 30, 1999, as well as information with respect to unexercised options to purchase our common stock granted to the Named Officers in fiscal 1999. None of the Named Officers exercised any stock options during fiscal 1999. CardioDynamics has not granted any stock appreciation rights.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                           Individual Grants
                      ----------------------------------------------------------
                      Number of
                      Securities     % of Total
                      Underlying  Options Granted
                       Options      to Employees       Exercise      Expiration
Name                   Granted     in Fiscal 1999   Price($/Sh) (1)     Date
--------------------  ----------  ----------------  ---------------  -----------
Michael K. Perry          45,000                7%            $2.25   01/00/2009
Rhonda F. Rhyne           40,000                6%            $2.25   01/00/2009
Stephen P. Loomis         30,000                5%            $2.25   01/00/2009
Richard E. Trayler        35,000                5%            $2.25   01/00/2009
Russell H. Bergen            -0-              n/a               n/a          n/a

--------------------------------
(1) All options were granted at fair market value (closing sale price for our common stock on the NASDAQ/AMEX Stock Market on the date of grant).

The following table provides further information regarding the Named Officers' outstanding stock options as of November 30, 1999. No stock appreciation rights were granted or exercised, and no stock options were exercised during fiscal 1999.


                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES



                                                                              Number of
                                                                              Securities
                                                                              Underlying                Value(1) of
                                                                              Unexercised               Unexercised
                                                                             Options/SARs                In-the-Money
                                                                             at FY-End (#)           Options/SARs at FY-
                           Shares Acquired             Value                 Exercisable/            End ($) Exercisable/
Name                       on Exercise (#)          Realized ($)             Unexercisable             Unexercisable(2)
-------------------       ------------------      -----------------       -------------------       ----------------------
Michael K. Perry                      - 0 -                   - 0 -       323,750 / 1,016,250           445,156 /1,369,219
Rhonda F. Rhyne                       - 0 -                   - 0 -         175,000 / 340,000             93,750 / 423,750
Stephen P. Loomis                     - 0 -                   - 0 -          43,333 / 106,667             59,583 / 127,917
Richard E. Trayler                    - 0 -                   - 0 -           28,886 / 86,114              39,718 / 96,559
Russell H. Bergen                     - 0 -                   - 0 -           21,874 / 53,026              39,592 / 95,977

___________________________________________
(1) Represents the difference between the closing sale price of our common stock on the NASDAQ/AMEX Stock Market of $3.00 on November 30, 1999 and the exercise price of the options.

(2) The respective Named Officers as of November 30, 1999 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to three additional years.

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

Under the program 2,267,000 options were cancelled with an average exercise price of $2.74. In exchange, 1,968,000 new options were granted with an exercise price of $1.625 per share and 299,000 options were forfeited with an average price of $2.75. Eligible optionees representing 678,000 options with an average price $1.75 elected not to participate in the program.

Employment Agreements

On March 23, 1998, we entered into an employment agreement with Michael Perry who succeeded Mr. Otto as Chief Executive Officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (not under our Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche was not scheduled to vest until March 23, 2002. Under the October 16, 1998 Stock Option Cancellation/Regrant program, Mr. Perry cancelled his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over the same four-year period with a commencement date of October 16, 1998. At November 30, 1999, 323,750 of the options are vested. The options expire on October 15, 2008.

We entered into a Compensation and Employment Agreement, dated June 16, 1995, with our then Chief Executive Officer, Richard E. Otto. Under the terms of the agreement Mr. Otto was granted 500,000 non-transferable stock options (not under our 1995 Plan) at an exercise price of $0.50 per share. In June 1997, the Company and Mr. Otto agreed to reduce the number of stock options to 250,000. The options vest when and if the quoted market price of our common stock attains and holds the following stock prices:

               50,000  vest at  $5.00
               50,000  vest at  $6.00
               50,000  vest at  $7.00
               50,000  vest at  $8.00
               50,000  vest at  $9.00

At November 30, 1999, none of the options were vested. The options expire June 15, 2005

Long Term Incentive Plans

We do not have any long-term incentive plans (as defined in the Securities and Exchange Commission regulations).

Directors' Fees

Each non-employee director who has not been employed by us during the proceeding two years receives 1,000 automatic monthly stock options granted at fair market value (or, in the case of 10% shareholders Mr. Paulson and Mr. Gilstrap, at 110% of fair market value) on the last day of the month for each full month of service as a director of our Company. On August 1, 1997, Cam L. Garner, a Director of our Company, entered into a consulting agreement with our Company whereby Mr. Garner is paid a monthly fee of $2,083.33 and received a one-time grant of 5,000 stock options to purchase CardioDynamics' common stock in exchange for consulting services. Total fees paid to Mr. Garner in fiscal 1999 were $24,999.96, he was paid the same amount during fiscal 1998.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock - Certain Beneficial Holders

The following are the only persons known by us to own beneficially, as of February 22, 2000, five percent (5%) or more of the outstanding shares of our common stock.

                                    Shares Beneficially Owned
Name and Address of                ---------------------------
Beneficial Owner                   Number  (1)  Percentage (2)
---------------------------------  -----------  --------------

Allen E. Paulson (3)               10,655,986            25.5%
P.O. Box 9660
Rancho Santa Fe, CA  92067

James C. Gilstrap (4)               3,357,897             8.0%
5067 Shore Drive
Carlsbad, CA  92008

Domain Partners LP                  4,500,000            10.6%
One Palmer Square
Princeton, NJ  08542

Societe Generale Veritas            3,000,000             7.0%
4 New York Plaza
New York, NY  10004

Edge Financial Group, Inc. (6)      2,214,059             5.2%
16225 Park Ten Place, Suite 380
Houston, TX  77084

Joe C. Richardson, Jr. (7)          2,195,538             5.1%
P.O. Box 8246
Amarillo, TX  79114

______________________

1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

2)   Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

3) Includes 102,243 shares of common stock beneficially owned by CardioDynamics Holdings, LLC ("CDH"), of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (5). Includes 9,088,734 shares held in the Allen E Paulson Living Trust dated 12-23-86. Also includes 54,000 shares of common stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 3,000,000 shares of common stock owned by Mr. Paulson's sons; Mr. Paulson disclaims beneficial ownership of such shares.

4) Includes 102,243 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (5). Includes 3,195,654 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his and his wife's ownership interest in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 54,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 544,033 shares of common stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

Common Stock - Certain Beneficial Holders - (Continued)

5) Includes 2,243 shares of common stock over which CDH exercises sole voting and investment power. Also includes 100,000 shares of common stock issuable upon conversion of a note issued by CardioDynamics.

6) Includes 1,209,049 shares of common stock beneficially owned by Medical Assets, LLC, of which Edge Financial Group, Inc. is a member. Edge Financial Group, Inc. disclaims beneficial ownership of these shares except to the extent of its ownership interest in Medical Assets, LLC. See footnote (7).

7) Includes 1,209,049 shares of common stock beneficially owned by Medical Assets, LLC, of which Mr. Richardson is a member. Mr. Richardson disclaims beneficial ownership of these shares except to the extent of his ownership interest in Medical Assets, LLC. Also includes 25,109 shares held by Vital Energy, Inc of which Mr. Richardson is CEO and majority shareholder. See footnote (6).

Common Stock - Management

The following table sets forth the beneficial ownership of common stock of CardioDynamics as of February 22, 2000 by each Director and each officer of CardioDynamics named in the Summary Compensation Table, and by all Directors and executive officers of our Company as a group. Each such person has a business address, care of CardioDynamics.

                                            Shares  Beneficially  Owned
                                           -----------------------------
Name                                         Number (1)     Percent (2)
--------------------------                 --------------  -------------
Russell H. Bergen (3)                             39,686         *

Connie Curran                                      2,000         *

Louis P. Ferrero (4)                             186,667         *

Cam L. Garner (5)                                 98,000         *

James C. Gilstrap (6)                          3,357,897        8.0%

Dennis G. Hepp (7)                                65,000         *

Stephen P. Loomis (8)                             39,978         *

Richard O. Martin, Ph.D. (9)                      86,667         *

Allen E. Paulson (10)                         10,655,986       25.5%

Michael Perry (11)                               304,811         *

Rhonda F. Rhyne (12)                             194,374         *

Richard E. Trayler (13)                          151,933         *

All Directors and executive
officers as a group - (12 persons) (14)       15,080,756       35.4%

----------------
*Less than 1%

Common Stock - Management - (Continued)

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

 (3) Includes 29,686 shares of common stock Mr. Bergen beneficially owes by virtue of his right to acquire shares under stock options now exercisable or exercisable within 60 days.

 (4) Includes 36,667 shares of common stock Mr. Ferrero beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

 (5) Includes 40,000 shares of common stock Mr. Garner beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

 (6) Includes 102,243 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (14). Includes 3,195,654 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his and his wife's ownership interest in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 54,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 544,033 shares of common stock owned by Mr. Gilstrap's daughters; Mr. Gilstrap disclaims beneficial ownership of such shares.

 (7) Includes 45,000 shares of common stock Mr. Hepp beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

 (8) Includes 29,978 shares of common stock Mr. Loomis beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

 (9) Includes 36,667 shares of common stock Dr. Martin beneficially owns, by virtue of his right to acquire such shares under stock options now exercisable or exercisable within 60 days.

(10) Includes 123,243 shares of common stock beneficially owned by CDH, of which Mr. Paulson is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of his individual ownership interest in CDH. See footnote (14). Also includes 54,000 shares of common stock Mr. Paulson beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Excludes 3,000,000 shares of common stock owned by Mr. Paulson's sons; Mr. Paulson disclaims beneficial ownership of such shares.

(11) Includes 287,811 shares of common stock Mr. Perry beneficially owes by virtue of his right to acquire shares under stock options now exercisable or exercisable within 60 days.

(12) Includes 167,499 shares of common stock Ms. Rhyne beneficially owes by virtue of her right to acquire shares under stock options now exercisable or exercisable within 60 days.

(13) Includes 50,933 shares of common stock Mr. Trayler beneficially owes by virtue of his right to acquire shares under stock options now exercisable or exercisable within 60 days.

(14) Shares beneficially owned include shares held by entities affiliated with certain directors and named Officers as described above in the footnotes.

Preferred Stock

All previously outstanding preferred stock was converted to common stock during fiscal 1998 and 1999.

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996, CardioDynamics Holdings, LLC and its members engaged in several significant transactions with us, substantially all resulting in the issuance of unregistered common stock or notes convertible (and later converted) into common stock. As of November 30, 1999 CDH owns 2,243 shares of our common stock and has the right under a $25,000 note bearing interest at 7.5% to obtain an additional 100,000 shares upon conversion. Members of CDH individually own 14,749,009 shares of common stock of CardioDynamics (aside from CDH's own holdings); of the members' shares, Allen E. Paulson owns 10,553,743, James C. Gilstrap owns 3,255,654. At February 22, 2000, CDH and its members together are the beneficial owners of 34.6% of our common stock.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with Allen E. Paulson and James C. Gilstrap. Under the terms of the agreement we can borrow up to $3,000,000 on an as-needed basis with monthly
interest-only payments at an annual interest rate of 10.0%.   In February 1999,
the term was extended one year, to September 2000.

Before and after becoming an executive officer of CardioDynamics in June 1997, Dennis G. Hepp has served as a consultant and vendor to our Company since July 1995 through the company he founded in 1989, Rivertek Medical Systems, Inc., located in Minneapolis, Minnesota. Rivertek, which is 100% owned by Mr. Hepp and his wife, provides engineering consulting to medical device manufacturers, and continues to be one of our largest vendors. In fiscal 1999 and fiscal 1998, we paid $391,293 and $454,801, respectively, to Rivertek.

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit Index

The following exhibits are attached to this Report and are incorporated herein by reference:

Exhibit         Title
---------       -----
2.1             Fourth Amended Plan of Reorganization.  (Incorporated by reference from November 30,
                1994 Form 10-KSB.)

2.2             Purchase Agreement dated February 7, 1995 between CardioDynamics and CardioDynamics
                Holdings, LLC.  (Incorporated by reference from February 28,1995 Form 10-QSB.)

2.3             Amendment to Purchase Agreement, dated March 31, 1996, between the Company and
                CardioDynamics Holdings, LLC, (Incorporated by reference from May 31, 1996 Form
                10-QSB.)

3.1             Bylaws, as amended through May 15, 1995.  (Incorporated by reference from May 31,
                1995 Form 10-QSB.)

3.2             Amendment to Bylaws, dated June 2, 1999. (Incorporated by reference from August 31,
                1999 Form 10-QSB.)

3.3             Restated Articles of Incorporation as filed July 24, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

3.4             Certificate of Determination of Preferences of Series A Convertible preferred stock.
                (Incorporated by reference to Form 8-K for the event of August 21, 1998, filed
                September 3, 1998.)

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

(a)             Exhibit Index - (Continued)

Exhibit         Title
-------         -----
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

10.4            Notice to DaVinci Scientific Corporation, dated February 7, 1995.  (Incorporated by reference from February 28, 1995 Form 10-QSB.)

10.5*           Compensation and Employment Agreement with Richard E. Otto.  (Incorporated by reference from August 31, 1995 Form 10-QSB.)

10.5.1*         Amendment to Compensation and Employment Agreement, dated April 5, 1998, between the
                Company and Richard E. Otto. (Incorporated by reference from May 31, 1998 Form
                10-QSB.)

10.6            Warrants to purchase 276,514 shares of CardioDynamics International Corporation common stock to EVEREN Securities, Inc. dated February 26, 1997 and March 6, 1997.
                (Incorporated by reference from February 28, 1997 Form 10-QSB.)

10.7            Amendment No. 1 to Service Agreement among Rivertek Medical Systems, Inc., Dennis G.
                Hepp and the Company, dated July 25, 1997.  (Incorporated by reference from August
                31, 1997 Form 10-QSB.)

10.7.1          Amendment No. 2 to Service Agreement among Rivertek Medical Systems, Inc.,
                Dennis G. Hepp and the Company, dated October 16, 1998. (Incorporated by reference from November 30, 1998 Form 10-KSB.)

10.8*           Consulting Services Agreement, dated August 1, 1997, between Cam L. Garner and the
                Company. (Incorporated by reference from November 30, 1997 Form 10-KSB.)

10.9            Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997.
                (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.10           Private Line of Credit Agreement, dated March 11, 1998, between Allen Paulson, James
                C. Gilstrap and the Company.  (Incorporated by reference from May 31, 1998 Form
                10-QSB.)

(a)             Exhibit Index - (Continued)

Exhibit         Title
----------      -----

10.10.1         Amendment of Private Line of Credit Agreement, dated February 5, 1999, between Allen
                Paulson, James C. Gilstrap and the Company. (Incorporated by reference from February
                28, 1999 Form 10-QSB.)

10.11*          Employment Agreement, dated March 23, 1998, between the Company and Michael K.
                Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.12           Distribution Agreement dated March 31, 1998 between the Company and Cardiomedics,
                Inc. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.13           Warrants to purchase 33,334 shares of CardioDynamics International Corporation common stock to Imperial Bank dated May 14, 1998. (Incorporated by reference from
                August 31, 1998 Form 10-QSB.)

10.14           Promissory Note and Credit Agreement, dated August 19, 1998 between Imperial Bank and the Company. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.15           Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.16           Warrants to purchase 15,000 shares of CardioDynamics International Corporation common stock to Imperial Bank dated August 21, 1998. (Incorporated by reference from
                August 31, 1998 Form 10-QSB.)

10.17           Securities Purchase Agreement dated August 21, 1998 between the Company and certain selling stockholders.  (Incorporated by reference to Form 8-K for event of August
                21, 1998, filed September 3, 1998.)

10.18           Form of Warrant issued August 21, 1998 to certain selling stockholders.
                (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September
                3, 1998.)

10.19           Registration Rights Agreement dated August 21, 1998 between the Company and certain selling stockholders.  (Incorporated by reference to Form 8-K for event of August
                21, 1998, filed September 3, 1998.)

10.20           Certificate of Determination of Preferences of Series A Convertible preferred stock.
                (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September
                3, 1998.)

10.21           Line of Credit Agreement with Imperial Bank, dated January 15, 1999. (Incorporated by reference from February 28, 1999 Form 10-QSB.)

(a)             Exhibit Index - (Continued)

Exhibit         Title
-------         -----

10.22           Promissory Note dated February 25, 1999 between City National Bank and the Company.
                (Incorporated by reference from May 31, 1999 Form 10-QSB.)

10.23           Warrants to purchase 50,000 shares of CardioDynamics International Corporation common stock to City National Bank dated March 31, 1999.  (Incorporated by reference from May 31, 1999 Form 10-QSB.)

10.24           Form of common stock Purchase Agreement for the May 28, 1999 Private Placement.
                (Incorporated by reference from May 31, 1999 Form 10-QSB.)

10.25           Purchase agreement between CardioDynamics International Corporation and GE Marquette
                Medical Systems, Inc. dated August 25, 1999. (Incorporated by reference from August
                31, 1999 Form 10-QSB.)

10.26           Warrants to purchase 2,000,000 shares of CardioDynamics International Corporation common stock to GE Marquette Medical Systems, Inc., Dated August 25, 1999.
                (Incorporated by reference from August 31, 1999 Form 10-QSB.)

10.27           Purchase agreement between CardioDynamics International Corporation and GE Marquette
                Medical Systems, Inc. dated October 20, 1999.

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

Dated: February 28, 2000      CARDIODYNAMICS  INTERNATIONAL  CORPORATION

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


Signature                                    Title                     Date
----------------------------     ------------------------------  -----------------

/s/ Michael K. Perry             Director and Chief              February 28, 2000
----------------------------     Executive Officer
Michael K. Perry

/s/ Stephen P. Loomis            Vice President, Finance,        February 28, 2000
----------------------------     Chief Financial Officer and
Stephen P. Loomis                Corporate Secretary (Principal
                                 Accounting Officer)

/s/ Connie Curran, RN            Director                        February 28, 2000
----------------------------
Connie Curran

/s/ Louis P. Ferrero             Director                        February 28, 2000
----------------------------
Louis P. Ferrero

/s/ Cam L. Garner                Director                        February 28, 2000
----------------------------
Cam L. Garner

/s/ James C. Gilstrap            Director                        February 28, 2000
----------------------------
James C. Gilstrap

/s/ Richard O. Martin, Ph.D.     Director                        February 28, 2000
----------------------------
Richard O. Martin, Ph.D.

/s/ Allen E. Paulson             Director                        February 28, 2000
----------------------------
Allen E. Paulson

