Form 10QSB
period 2000-02-29
CARDIODYNAMICS INTERNATIONAL CORP
filed 2000-04-13
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                For the Quarterly Period Ended February 29, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Transition Period from ________ to _________

                        Commission File Number:  0-11868


                   CaridoDynamics International Corporation
             (Exact name of registrant as specified in its charter)

              California                                      95-3533362
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


6175 Nancy Ridge Drive, Suite 300, San Diego, California        92121
          (Address of principal executive offices)            (Zip Code)

                                 (858) 535-0202
                        (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        ----
No _____


As of April 11, 2000, 42,194,942 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format(check one):
Yes _____   No  X
               ----

                   CardioDynamics International Corporation


                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

          Balance Sheets at February 29, 2000 (unaudited) and
          November 30, 1999 (audited).                                      3

          Statements of Operations (unaudited) for the three months
          ended February 29, 2000 and February 28, 1999.                    4

          Statements of Cash Flows (unaudited) for the three months
          ended February 29, 2000 and February 28, 1999.                    5

          Notes to Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  13

Item 2. Changes in Securities                                              13

Item 3. Defaults Upon Senior Securities                                    13

Item 4. Submission of Matters to a Vote of Security Holders                13

Item 5. Other Information                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                 14


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CardioDynamics International Corporation

                                 Balance Sheets

                                                                                February 29,             November 30,
                                                                                   2000                       1999
                        Assets                                                   (Unaudited)               (Audited)
                                                                            -------------------      -------------------
Current assets:
 Cash and cash equivalents                                                $           3,796,845    $           2,405,710
 Accounts receivable, net of allowance for doubtful accounts
   and returns of $677,502 in 2000 and $552,648 in 1999                               4,469,011                4,226,470

 Inventory, net                                                                       1,549,754                1,344,527
 Other current assets                                                                   283,557                  116,070
                                                                            -------------------      -------------------
     Total current assets                                                            10,099,167                8,092,777
                                                                            -------------------      -------------------

Property and equipment, net                                                             363,048                  335,760
Long-term receivables                                                                    13,570                   25,973
Deposits                                                                                 42,500                   42,500
                                                                            -------------------      -------------------
     Total assets                                                          $         10,518,285     $          8,497,010
                                                                            ===================      ===================

                Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                         $             777,431    $           1,125,068
 Accrued expenses                                                                       151,438                  183,910
 Accrued salaries, wages and benefits                                                   334,159                  309,083
 Line of credit                                                                              --                1,000,000
 Current maturities of long-term debt                                                 1,083,348                  885,932
 Note payable - related parties                                                       1,000,000                1,000,000
                                                                            -------------------      -------------------
     Total current liabilities                                                         3,346,376                4,503,993

Long-term debt, less current maturities                                               1,153,486                1,350,425
                                                                            -------------------      -------------------
      Total liabilities                                                               4,499,862                5,854,418

Shareholders' equity:
Common stock, no par value; 50,000,000 shares authorized; issued and outstanding 41,679,831 shares at February 28, 2000 and 39,888,811
 shares at November 30, 1999                                                         28,013,644               24,079,981
Accumulated deficit                                                                 (21,995,221)             (21,437,389)
                                                                            -------------------      -------------------
      Total shareholders' equity                                                      6,018,423                2,642,592
                                                                            -------------------      -------------------

Commitments and contingencies
     Total liabilities and shareholders' equity                            $         10,518,285    $           8,497,010
                                                                            ===================      ===================

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                            Statements of Operations

                                  (Unaudited)


                                                         Three Months Ended
                                                       ------------------------
                                                       February 29, February 28,
                                                            2000        1999
                                                       ------------ -----------
Net sales                                              $  2,624,436 $ 1,074,926
Cost of sales                                               789,338     407,071
                                                       ------------ -----------

          Gross margin                                    1,835,098     667,855

Operating expenses:
 Research and development                                   505,537     471,523
 Selling, general, and administrative expenses            1,853,343   1,248,747
                                                       ------------ -----------

          Total operating expenses                        2,358,880   1,720,270
                                                       ------------  ----------
Loss from operations                                       (523,782) (1,052,415)

Other expense:
 Interest, net                                              (30,884)    (58,090)
 Other, net                                                  (2,366)       (612)
                                                       ------------   ----------
          Total other expense                               (33,250)    (58,702)

Loss before income taxes                                   (557,032) (1,111,117)

Income taxes                                                   (800)        (800)
                                                       ------------   ----------
          Net loss                                         (557,832)  (1,111,917)

Preferred stock dividends                                        --      (16,315)
                                                        -----------  -----------
Net loss to common shareholders                         $  (557,832) $(1,128,232)
                                                        ===========  ===========

Net loss per common share, basic and diluted            $      (.01) $      (.03)
                                                        ===========  ===========
Weighted-average number of common shares outstanding     41,473,490   32,719,426
                                                        ===========  ===========

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                            Statements of Cash Flows

                                  (Unaudited)

                                                                                     Three Months Ended
                                                                         ----------------------------------------
                                                                               February 29,        February 28,
                                                                                  2000                1999
                                                                         -----------------     ------------------
Cash flows from operating activities:
 Net loss                                                                $        (557,832)    $       (1,111,917)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     39,095                 19,067
  Change in allowance for warranty repairs                                         (16,750)                35,955
  Change in allowance for obsolete inventory                                      (113,146)                    --
  Change in allowance for refurbishment of demo inventory units                        812                 29,372
  Change in allowance for doubtful receivables                                     124,854                 55,776
  Compensatory stock options granted                                                23,370                     --
  Changes in operating assets and liabilities:
   Accounts receivable                                                            (367,395)              (591,080)
   Inventory                                                                       (92,893)              (115,679)
   Other current assets                                                           (167,487)               (14,477)
   Long-term receivables                                                            12,403                     --
   Accounts payable                                                               (347,637)                  (664)
   Accrued expenses                                                                (15,722)               115,289
   Accrued salaries, wages and benefits                                             25,076                111,008
                                                                         -----------------     ------------------

          Net cash used in operating activities                                 (1,453,252)            (1,467,350)
                                                                         -----------------     ------------------

Cash flows from investing activities:
 Purchases of property and equipment                                               (44,953)                (8,401)
                                                                         -----------------     ------------------
          Net cash used in investing activities                                    (44,953)                (8,401)
                                                                         -----------------     ------------------

Cash flows from financing activities:
 Repayment of long-term debt                                                       (20,953)               (11,193)
 Repayment of credit line                                                       (1,000,000)                    --
 Proceeds from note payable to bank                                                     --                208,600
 Preferred stock issuance costs                                                         --                 (7,070)
 Exercise of warrants and options                                                  823,925                  1,940
 Issuance of common stock, net                                                   3,086,368                     --
                                                                         -----------------     ------------------
          Net cash provided by financing activities                              2,889,340                192,277
                                                                         -----------------     ------------------

Net increase (decrease) in cash and cash equivalents                             1,391,135             (1,283,474)

Cash and cash equivalents at beginning of period                                 2,405,710              2,633,086
                                                                         -----------------     ------------------
Cash and cash equivalents at end of period                               $       3,796,845     $        1,349,612
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

We currently offer stand-alone ICG monitoring devices and proprietary sensors. In the longer term, we see our business expanding to include integration of our proprietary technology into leading patient monitors, cardiology, and anesthesia delivery systems, increasing the mix of recurring sensor revenue, expanding outpatient distribution, and eventually, generating income from home healthcare products and a hemodynamic medical data warehouse. Our direct sales force specializes in introducing medical technologies to the outpatient or physician marketplace. We believe this core competency is of value to large medical device companies such as General Electric Marquette Medical Systems and Agilent Technologies, who primarily focus on hospital distribution and are in need of a distribution channel for the physician marketplace. Therefore, our outpatient distribution could include, not only our products, but strategic partners' applicable products as well as new technologies.

                   CardioDynamics International Corporation
                         Notes to Financial Statements
                                  (Unaudited)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all the information and footnotes which would be presented if these financial statements had been prepared in accordance with generally accepted accounting principles.

These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1999 as presented in our Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to provide consistency in reporting.

In our opinion, the information contained in this report reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of our operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 2000. Options and warrants to purchase 6,634,615 shares of common stock were outstanding during the quarter ended February 29, 2000 but were not included in the computation of loss per share because the effect would be anti-dilutive.


Common Stock Private Placement

On December 3, 1999 we completed a $3.3 million dollar private placement of common stock to institutional investors which purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price.

Debt

In February of 2000 we renewed our secured revolving credit line with Imperial Bank. The credit line provides for borrowing of up to $3,000,000 at the bank's prime rate through February 2001. The credit line is collateralized by all the assets of our company. At February 29, 2000, we had no borrowings under the credit line.

In February of 1999 we entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank. Under the terms of the agreement we borrowed $2,000,000 with monthly interest only payments for the first 12 months at the bank's prime rate. In May 2000 we will begin to make monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. In connection with the loan, we issued to the bank 50,000 warrants to purchase our common stock at $2.20 per share. The co-chairmen of our Board of Directors guaranteed the loan. At February 29, 2000, $2,000,000 is outstanding under this agreement.

                   CardioDynamics International Corporation
                         Notes to Financial Statements
                                  (Unaudited)


Subsequent Event

In March 2000, we entered into an agreement to provide 5,000 BioZ monitors and 20 million sensors sets over a five year period to Profiles in Health, Inc., a privately held California corporation presently in capital formation stage. Under the terms of the agreement we will manufacture and sell custom BioZ monitors called BioZ.pc, which will be integrated into the Profiles in Health Proveillance(TM) System. The contract contemplates a three phase development program whereby we will be developing and providing to Profiles in Health custom ICG components and sensors for their profiling system for use by healthcare providers and managed care organizations throughout the United States. Under the terms of the contract, Profiles in Health may defer a declining portion of the purchase price for the BioZ.pc's and sensors through a three-year convertible secured promissory note. Profiles in Health may defer up to $6,275,000 under the note, which bears interest payable quarterly at nine percent per annum. The note is convertible, at our option, into a maximum of three percent of Profiles in Health stock. Pricing of the custom ICG components and sensors under the Profiles in Health agreement reflect a substantial volume discount consistent with the magnitude of the quantities purchased.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1999. Some of our discussion is forward-looking and involve risks and uncertainties. For information regarding risk factors that could have a material adverse effect on the Company's business, refer to our November 30, 1999 Form 10-KSB and page 14 of this report.

Results of Operations (Quarters referred to herein are fiscal quarters ended
---------------------
February 29, 2000 and February 28, 1999.)

Net sales for the first quarter of fiscal 2000 were $2,624,436, an increase of 144% over 1999's first fiscal quarter sales of $1,074,926. The significant sales growth during the first fiscal quarter of 2000 was primarily due to the continued expansion of our direct sales force, as well as our international distributor network and increased shipments under our strategic alliance with GE Marquette Medical Systems.

Our direct sales force targets individual physician offices as well as hospitals in the United States with under 100 beds. In the first quarter of fiscal 2000, we had 24 direct sales representatives, up from 15 in the first fiscal quarter of 1999. In fiscal 2000 we plan to continue to expand our direct sales force as we identify qualified candidates in targeted metropolitan areas.

In October 1999, we entered into a distribution agreement with GE Marquette Medical Systems for the distribution of the BioZ.com(TM) in the United States hospital market. The agreement provides GE Marquette exclusive rights to market and sell our BioZ.com(TM) in hospitals with 100 beds or more. GE Marquette has a significant presence in the market and is widely recognized for their success at introducing new technologies, particularly in the areas of diagnostic cardiology, clinical information systems, and patient monitoring systems.

Our direct sales force accounted for 62% of our revenue during the first fiscal quarter of 2000, with the balance generated through our distributor network, including GE Marquette. Of the sales generated through our distributor network in the first fiscal quarter of 2000, 2% were sold through our international distributors and the remaining 36% was sold through our domestic distributors. The BioZ.com(TM) accounted for 100% of our overall equipment sales in the first quarter of fiscal 2000, up from 74% in the same quarter of fiscal 1999.

Each time our BioZ.com(TM) products are used, disposable sets of four dual sensors are required. The disposable sensors have a list price of $9.95 per application. For the quarter ended February 29, 2000 recurring revenue from these sensors and accessory sales accounted for $212,190 of revenue, a 470% increase over recurring revenues of $37,160 for the first fiscal quarter of 1999. As the installed base of BioZ.com(TM) equipment grows, we anticipate that the revenue generated by our disposable sensors will comprise an increasingly larger percentage of our overall sales.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------

Our gross margin for the quarter ended February 29, 2000 was $1,835,098, or 69.9% of sales, up nearly 8% over the first quarter of fiscal 1999's gross margin of $667,855, or 62.1%. The improvement in our gross margin percentage is attributable to: (i) greater utilization of our manufacturing capacity based on increased volume of units produced, (ii) the higher priced BioZ.com(TM) comprising a greater percentage of our overall product mix, (iii) reduced direct material costs due to higher quantity purchases and concerted cost reduction efforts and, (iv) reduction of inventory reserves no longer necessary due to our sales agreement with Profiles in Health, which was not contemplated at November 30, 1999.

Our research and development costs for the first fiscal quarter of 2000 increased 7% over the first fiscal quarter of 1999's expenditures of $471,523. We continue to invest a significant portion of our resources into research, clinical studies, and further enhancements to the BioZ.com(TM) systems and new product development. Over the past year, we have increased our internal capabilities for research and development, decreasing our reliance on outside engineering consulting services. We anticipate that the costs associated with research, clinical studies further enhancements to the Bioz.com(TM) systems and new product development will accelerate and continue to comprise a substantial portion of our overall expense structure in the balance of fiscal 2000.

Selling, general and administrative costs for the first fiscal quarter of 2000 increased to $1,853,343, a 48% increase over the same period in 1999, with costs of $1,248,747. We attribute the majority of the increase to continued expansion of both our domestic direct sales force and our distribution capabilities. In the first quarter of fiscal 2000, we had 25 direct sales representatives, up from 15 in the first quarter of fiscal 1999 and we plan to continue to expand our direct sales force and increase our investment in sales and marketing activities during the balance of fiscal 2000 and beyond.

Included in selling, general and administrative expenses in the first quarter of fiscal 2000 was $375,156 of administrative expenses related to the overall infrastructure and management of the company. As a result of our ongoing focus on cost containment and targeting our investments to areas of the business that directly contribute to revenue growth, our general and administrative expenses decreased as a percentage of sales, from 29% in the first fiscal quarter of 1999, to 14% in the first fiscal quarter of 2000.

We incurred interest expense of $82,109 in the first quarter of 2000, up slightly from the first quarter of fiscal 1999 in which we incurred $79,514 of interest expense. We earned $51,226 of interest income on our invested funds in the first fiscal quarter of 2000, up 139% from the $21,424 earned in the first quarter of 1999, primarily due to increased funds available for investment during the quarter.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (Continued)
---------------------

We reduced the net loss to common shareholders for the first quarter of fiscal 2000 to $557,832 or $.01 per common share, from $1,128,232, or $.03 per share for the quarter ended February 28, 1999. The weighted average number of common shares outstanding during the first fiscal quarter of 2000 increased by 27%, primarily due to the conversion during fiscal 1999 of 2,240 shares of Series A preferred stock, and shares issued in the May 28, 1999 and December 3, 1999 private placements, as well as the exercise of various warrants and options during the period.

Liquidity and Capital Resources
-------------------------------

In August of 1998, we raised $3 million through the issuance of Series A convertible preferred stock and in May of 1999 we raised $5.2 million through a private placement of common stock to institutional and accredited investors.

On December 3, 1999, we completed a $3.3 million dollar private placement of common stock to institutional investors. The investors purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price at the time of the transaction.

To date, these financings, together with the bank loans and chairman's line of credit described below, have provided the capital required to fund commercialization of our BioZ products, ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements, including the significant increase in accounts receivable resulting from the higher sales volumes and extended payment terms.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we can borrow up to $3,000,000 on an as-needed basis with at an
annual interest rate of 10.0%.   In August of 1998 the Company borrowed
$1,000,000. In February 1999, this line of credit was extended to September 30, 2000. At February 29, 2000, $1,000,000 was outstanding under this agreement.

On February 26, 1999 we entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank at the bank's prime rate. The co-chairmen of our Board of Directors guaranteed the loan. Under the terms of the agreement we have made interest only payments. Beginning in May 2000, we will commence monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. At February 29, 2000, $2,000,000 was outstanding under this agreement.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources - (Continued)
--------------------------------

To help provide the cash flow necessary to meet the increasing demand for our products, in January 1999, we established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maintenance of minimum quick ratio and maximum quarterly losses. All the assets of our company collateralize the credit line. In February 2000, the credit line was renewed through February 29, 2001 at the bank's prime rate with the same borrowing limit of $3,000,000. At February 29, 2000 there are no borrowings under the line of credit.

Nonetheless, without additional debt or equity financing, our ability to continue expansion of our direct sales strategy will be constrained, due to the strategy's high cash requirements. We expect our operating losses to continue through at least the short term. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) systems and other diagnostic products and raise additional funds through public or private financings, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.


Other Matters

Year 2000 Compliance
--------------------

During 1999 we implemented a plan to assure the internal readiness of our computer systems and the ability of products to handle the Year 2000 issue. The plan was comprehensive, however we did not have to spend significant amounts of money to assure our compliance. Thus far, we have not experienced any significant disruptions to our financial or operating activities caused by failure of our computer systems resulting for Year 2000 issues. We are not aware of any Year 2000 related product performance issues. We do not expect Year 2000 issues to have a material adverse effect on our business, results of operations, or financial condition.

                   CardioDynamics International Corporation


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     10.1 1/st/ Amendment and extension to Line of Credit agreement with Imperial Bank, Dated February 14, 2000.

      27  Financial Data Schedule.

     (b)  Reports on Form 8-K:

          On December 15, 1999 the Company filed a report on Form 8-K with regard to a December 3, 1999 event: the completion of a $3.3 million dollar common stock private placement with institutional investors. The Report included material under Item 5 and Item 7 of Form 8-K.

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


Date: April 14, 2000          By: /s/ Michael K. Perry
      --------------              -----------------------------------------
                                    Michael K. Perry
                                    Chief Executive Officer

Date: April 14, 2000          By: /s/ Stephen P. Loomis
      --------------              ---------------------------------------
                                    Stephen P. Loomis
                                    Vice President, Finance
                                    Chief Financial Officer and
                                    Corporate Secretary