Form 10QSB
period 2000-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2000-07-14
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended May 31, 2000

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

As of July 7, 2000, 42,211,393 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes     No X
   ---    ---

                  CARDIODYNAMICS  INTERNATIONAL  CORPORATION

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Balance Sheets at May 31, 2000 (unaudited) and
         November 30, 1999 (audited).                                     3

         Statements of Operations (unaudited) for the three and
         six months ended May 31, 2000 and May  31, 1999.                 4

         Statements of Cash Flows (unaudited) for the six
         months ended May 31, 2000 and May 31, 1999.                      5

         Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities                                           15

Item 3.  Defaults Upon Senior Securities                                 15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Other Information                                               15

Item 6.  Exhibits and Reports on Form 8-K                                15

         Signatures                                                      16

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                                Balance Sheets

                                                                                    May 31,            November 30,
                                                                                      2000                 1999
                                                                                  (Unaudited)            (Audited)
                                                                                ---------------      ----------------
                         Assets
Current assets:
   Cash and cash equivalents                                                    $    3,978,462       $    2,405,710
   Accounts receivable, net of allowance for doubtful accounts
     and returns of $663,487 in 2000 and $552,648 in 1999                            4,449,946            4,226,470
   Inventory, net                                                                    1,701,542            1,344,527
   Other current assets                                                                412,738              116,070
                                                                                --------------       --------------
                  Total current assets                                              10,542,688            8,092,777
                                                                                --------------       --------------
Property and equipment, net                                                            430,484              335,760
Long-term receivables and note receivable                                              227,115               25,973
Deposits                                                                                42,500               42,500
                                                                                --------------       --------------
                  Total assets                                                  $   11,242,787       $    8,497,010
                                                                                ==============       ==============
                   Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                             $      998,612       $    1,125,068
   Accrued expenses                                                                    162,125              183,910
   Accrued salaries, wages and benefits                                                393,071              309,083
   Line of credit                                                                          --             1,000,000
   Current maturities of long-term debt                                              1,082,933              885,932
   Note payable - related parties                                                    1,000,000            1,000,000
                                                                                --------------       --------------
                  Total current liabilities                                          3,636,741            4,503,993

Long-term debt, less current maturities                                                966,579            1,350,425
                                                                                --------------       --------------
                  Total liabilities                                                  4,603,320            5,854,418


Shareholders' equity:
Common stock, no par value; 50,000,000 shares authorized;
  issued and outstanding 42,194,943 shares at May 31, 2000
  and 39,888,811 shares at November 30, 1999                                        29,130,997           24,079,981
Accumulated deficit                                                                (22,491,530)         (21,437,389)
                                                                                --------------       --------------
                  Total shareholders' equity                                         6,639,467            2,642,592
                                                                                --------------       --------------
Commitments and contingencies

                  Total liabilities and shareholders' equity                    $   11,242,787       $    8,497,010
                                                                                ==============       ==============

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                           Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended                        Six Months Ended
                                                              May 31,                                  May 31,
                                              ----------------------------------------    --------------------------------------
                                                     2000                 1999                  2000                 1999
                                              -------------------   ------------------    ------------------   -----------------
Net sales                                      $   3,072,827          $   1,528,481        $   5,697,263        $   2,603,407
Cost of sales                                      1,059,949                558,327            1,849,287              965,398
                                               -------------          -------------        -------------        -------------
         Gross margin                              2,012,878                970,154            3,847,976            1,638,009

Operating expenses:
   Research and development                          640,592                370,302            1,146,129              841,825
   Selling, general, and administrative            1,863,483              1,304,863            3,716,826            2,553,610
                                               -------------          -------------        -------------        -------------
         Total operating expenses                  2,504,075              1,675,165            4,862,955            3,395,435
                                               -------------          -------------        -------------        -------------
Loss from operations                                (491,197)              (705,011)          (1,014,979)          (1,757,426)

Other income (expense):
   Interest income                                    62,978                  8,077              114,203               29,501
   Interest expense                                  (66,649)               (83,984)            (148,758)            (163,498)
   Other, net                                         (1,441)                  (413)              (3,807)              (1,025)
                                               -------------          -------------        -------------        -------------
         Total other income (expense)                 (5,112)               (76,320)             (38,362)            (135,022)

Loss before income taxes                            (496,309)              (781,331)          (1,053,341)          (1,892,448)
Income taxes                                             --                     --                  (800)                (800)
                                               -------------          -------------        -------------        -------------
         Net loss before preferred
          stock dividends                           (496,309)              (781,331)          (1,054,141)          (1,893,248)

Preferred stock dividends                                --                 (15,405)                 --               (31,720)
                                               -------------          -------------        -------------        -------------
Net loss to common shareholders                $    (496,309)         $    (796,736)       $  (1,054,141)       $  (1,924,968)
                                               =============          =============        =============        =============
Net loss per common share, basic
   and diluted                                 $        (.01)         $        (.02)       $        (.03)       $        (0.6)
                                               =============          =============        =============        =============
Weighted-average number of common shares
   outstanding                                    42,110,502             33,053,278           41,791,996           32,879,748
                                               =============          =============        =============        =============

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                           Statements of Cash Flows
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                            May 31,
                                                                             --------------------------------------
                                                                                   2000                1999
                                                                             -----------------  -------------------
Cash flows from operating activities:
   Net loss                                                                   $   (1,054,141)     $   (1,893,248)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    85,412             44,897
     Change in allowance for warranty repairs                                        (17,156)           115,248
     Change in allowance for doubtful accounts                                       110,839             57,584
     Change in allowance for inventory reserves                                     (242,176)            38,897
     Non-cash stock compensation expense                                              23,370                 --
     Other non cash items                                                            (19,313)                --
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (334,315)        (1,427,030)
       Inventory                                                                    (114,839)          (302,715)
       Other current assets                                                         (296,668)           (16,769)
       Deposits                                                                           --             (2,611)
       Accounts payable                                                             (126,456)           180,923
       Accrued expenses                                                               (4,629)           140,098
       Accrued salaries, wages and benefits                                           83,988            (17,341)
                                                                              --------------      -------------
                  Net cash used in operating activities                           (1,906,084)        (3,082,067)
                                                                              --------------      -------------
Cash flows from investing activities:
   Long-term receivables and note                                                   (201,142)                --
   Purchases of property and equipment                                              (114,168)           (19,561)
                                                                              --------------      -------------
                  Net cash used in investing activities                             (315,310)           (19,561)
                                                                              --------------      -------------

See accompanying notes to financial statements. (Continued)

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                      May 31,
                                                                       --------------------------------------
                                                                             2000                1999
                                                                       -----------------  -------------------
Cash flows from financing activities:
   Repayment of long-term debt                                                (208,120)        (2,018,903)
   Repayment of revolving line of credit                                    (1,000,000)                --
   Borrowings on revolving line of credit                                           --            815,615
   Proceeds from bank borrowing                                                     --          2,000,000
   Preferred stock issuance costs                                                   --             (7,070)
   Exercise of warrants and options                                          1,932,487             12,390
   Issuance of common stock, net                                             3,069,779          5,060,500
                                                                         -------------       ------------
                  Net cash provided by financing activities                  3,794,146          5,862,532
                                                                         -------------       ------------
Net increase in cash and cash equivalents                                    1,572,752          2,760,904
Cash and cash equivalents at beginning of period                             2,405,710          2,633,086
                                                                         -------------       ------------
Cash and cash equivalents at end of  period                              $   3,978,462      $   5,393,990
                                                                         =============      =============


See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements
                                  (Unaudited)


Description of Business

CardioDynamics International Corporation is a medical technology and information solutions company that develops, manufactures, and markets noninvasive heart-monitoring devices using our proprietary patented impedance cardiography
(ICG) technology. Our devices noninvasively monitor the heart's ability to deliver blood to the body by measuring 12 significant hemodynamic (blood flow) parameters. The most prevalent parameter is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the FDA and carries the CE mark. We sell to US physicians through a 27-person direct sales force. We distribute our products to domestic hospitals and targeted international markets through a strategic alliance with General Electric Marquette Medical Systems (GEMMS). In September 1998, the Health Care Financing Administration (HCFA) mandated Medicare reimbursement for our BioZ(R) procedures. We have an installed base of over 775 units in nearly 450 physician offices and hospital sites throughout the world.

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

In our opinion, the information contained in this report reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair statement of our operations and cash flows. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 2000. Options and warrants to purchase 6,102,538 and 4,297,048 shares of common stock were outstanding at May 31, 2000 and May 31, 1999, respectively. These shares were not included in the computation of loss per share because the effect would be anti-dilutive.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements
                                  (Unaudited)


Common Stock Private Placement

On December 3, 1999 we completed a $3.3 million dollar private placement of common stock to four European institutional investors which purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price.

Debt

In February of 2000 we renewed our secured revolving credit line with Imperial Bank. The credit line provides for borrowing of up to $3,000,000 at the bank's prime rate through January 2001. The credit line is collateralized by all the assets of our company and subject to certain covenants. At May 31, 2000, we had no borrowings under the credit line.

In February of 1999 we entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank. Under the terms of the agreement we borrowed $2,000,000 with monthly interest only payments for the first 12 months at the bank's prime rate. During the second fiscal quarter of 2000 we began making monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. In connection with the loan, we issued to the bank 50,000 warrants to purchase our common stock at $2.20 per share. The co-chairmen of our Board of Directors guaranteed the loan. At May 31, 2000, $1,833,333 is outstanding under this agreement.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1999. Some of our discussion is forward-looking and involve risks and uncertainties. For information regarding risk factors that could have a material adverse effect on the Company's business, refer to our November 30, 1999 Form 10-KSB and page 16 of this report.

CardioDynamics International Corporation is a medical technology and information solutions company that develops, manufactures, and markets noninvasive heart-monitoring devices using our proprietary patented impedance cardiography
(ICG) technology. Our devices noninvasively monitor the heart's ability to deliver blood to the body by measuring 12 significant hemodynamic (blood flow) parameters. The most prevalent parameter is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the FDA and carries the CE mark. We sell to US physicians through a 27-person direct sales force. We distribute our products to domestic hospitals and targeted international markets through a strategic alliance with General Electric Marquette Medical Systems (GEMMS). In September 1998, the Health Care Financing Administration (HCFA) mandated Medicare reimbursement for our BioZ(R) procedures. We have an installed base of over 775 units in nearly 450 physician offices and hospital sites throughout the world.

Our products help physicians assess, diagnose and treat cardiovascular disease, which is the number one killer of adults in the United States. According to the American Heart Association (AHA), approximately one in five Americans have some form of cardiovascular disease. The AHA estimates that over $300 billion will be spent in the United States during 2000 as a result of cardiovascular disease and stroke. This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services and medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

Electrocardiography (EKG or ECG) is a widely used noninvasive assessment of the heart. Its limitation is that it only measures the electrical characteristics of the heart. Our ICG technology now makes it possible to noninvasively measure the mechanical function of the heart. Conditions that can interfere with the proper mechanical functioning of the heart include hypertension (high blood pressure), congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements the EKG and supplements information obtained through the five vital signs - heart rate, respiration rate, body temperature, blood pressure and oxygen saturation - immediately, safely and cost effectively. We consider noninvasive cardiac output to be the "Sixth Vital Sign(TM)."

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Currently, the primary method used to measure hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive, costly and risky PAC procedure requires hospitalization and involves an incision into the patient's neck or groin region and the insertion of a catheter (plastic tube) through the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death.

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician's office or outpatient clinic, PAC is simply unavailable. As a result, in the great majority of situations the physician seeking to diagnose cardiovascular disease must indirectly assess the patient's hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, safe, cost-effective, noninvasive measurement tools, such as our BioZ(R) systems, that physicians can safely prescribe more frequently and at an earlier stage in treatment.

During ICG monitoring using our BioZ(R) systems, an undetectable electrical signal is transmitted through the chest via four proprietary sensors on the patient's neck and chest. Our sophisticated Digital Impedance Signal Quantifier (DISQ(TM)) technology and impedance modulating aortic compliance (ZMARC(TM)) algorithm analyze and record 12 hemodynamic parameters. Based on this data, a physician can assess the patient's condition, customize treatment, monitor patient compliance, analyze the effectiveness of prescribed medications and more accurately identify potential complications.

Results of Operations (Quarters referred to herein are fiscal quarters ended May
---------------------
31.)

Net sales for the second fiscal quarter of 2000 exceeded three million dollars at $3,072,827. This is an increase of 101% over last year's same quarter sales of $1,528,481. Net sales for the first six months of fiscal 2000 were $5,697,263, a 118% increase over last year's level of $2,603,407.

As of May 31, 2000, our direct sales force had increased to 27 representatives from 21 representatives a year earlier. Our direct sales force targets physician offices and hospitals in the US with fewer than 100 beds. We plan to continue to expand our direct sales force at an increasingly rapid rate throughout the balance of fiscal 2000. GE Marquette Medical Systems has exclusive rights to market and sell our BioZ.com(TM) internationally and in US hospitals with more than 100 beds. GE Marquette has a significant presence in the hospital market and is widely recognized for their success at introducing new technologies, particularly in the areas of diagnostic cardiology, clinical information systems, and patient monitoring systems. We shipped 26 BioZ systems to GE Marquette during our second fiscal quarter.

In March 2000, we entered into a license and purchase agreement with Profiles in Health, Inc., a California corporation that provides a variety of healthcare data and support services for many disease states, infection control, and exposure management. Under the terms of the agreement, we will provide 5,300 custom ICG monitors and 21.5 million disposable sensor sets over a five-year period. The contract contemplates a three-phase development program whereby we will develop and provide custom ICG components and sensors for their profiling system for use by health care providers and managed care organizations throughout the US. During the second fiscal quarter of 2000, we shipped 35 phase one BioZ monitors to Profiles in Health, which represented just over 11% of our second quarter revenues. Under the terms of the contract, in the first year, Profiles in Health may defer 50% of the purchase price on the monitors and 40% on the disposable sensors in the form of a three-year convertible secured promissory note. In the second year, the deferral amounts drop to 15% to 23% on the monitors and 20% to 25% on the disposable sensors. There is no deferral after the second year.

The note bears interest at 9% per annum and is convertible, at our option, into a maximum of three percent of Profiles in Heath stock, based on their next round of financing valuation. The note is secured by certain assets of Profiles in Health as well as their contract revenue stream resulting from the installed base of profiling systems. Under the terms of the contract, we have a right to suspend performance should Profiles in Health become delinquent on any amounts due us. Amounts receivable under this note are included in "long-term receivables and note" on our balance sheet.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations (Continued)
---------------------

On July 6, 2000, we received FDA 510(k) clearance for the BioZ.pc(TM) System. The BioZ.pc(TM) is the central element of the phase two ICG monitoring solution for integration into the Profiles in Health Proveillance(TM) System. Initial shipments of the BioZ.pc(TM) are expected to commence in our third fiscal quarter.

Our direct sales force accounted for 63% of our net sales during the second fiscal quarter of 2000, 13% was sold through our international distributors, 11% to Profiles in Health, and the remaining 13% was sold to our domestic distributors. The BioZ.com(TM) accounted for 88% of our overall equipment sales in the second quarter of fiscal 2000.

Each time our BioZ products are used, disposable sets of four dual sensors are required. The disposable sensors have a list price of $9.95 per application. Recurring revenue, which is primarily related to sensor sales, for the quarter ended May 31, 2000, was $226,000, an increase of 335% over last year's same quarter revenue of $52,000. This brings the total for the first six months of fiscal 2000 to $438,000, as compared to the first six months of fiscal 1999, with recurring revenues of $89,000, an increase of 392%.

In May 2000 we received 510(k) approval from the Food and Drug Administration
(FDA) for our new proprietary "BioZtect(TM)" sensor. The BioZtect sensor offers notable improvements in performance and safety. It's unique shape, chemical composition, adhesion characteristics and more user-friendly design, optimize signal transmission and detection sensitivity. The new sensor and cable system has a proprietary interface to ensure that users exclusively utilize the BioZtect with our BioZ systems. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable sensors to comprise an increasingly larger percentage of overall sales.

Our gross margin for the quarter ended May 31, 2000 increased to $2,012,878, or 66% of sales, up from the second quarter of fiscal 1999's gross margin of $970,154 or 64% of sales. For the six months ended May 31, 2000, our gross margin was $3,847,976, or 68% of sales, up from $1,638,009, or 63% of sales, for the six months ended May 31, 1999. The improvement in our gross margin percentage during the quarter is attributable to: (i) improved operating efficiencies based on the increased volume of units produced, (ii) the higher priced BioZ.com(TM) comprising a greater percentage of our overall product mix and, (iii) reduced direct material costs due to higher quantity purchases and concerted cost reduction efforts.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------

We continue to invest a significant portion of our resources into research, clinical studies, further enhancements to the BioZ.com(TM) systems and new product development, and as a result, our research and development expenses continue to comprise a substantial portion of our overall expense structure. Over the past year we have increased our internal capabilities for research and development, and thereby decreased our reliance on outside engineering consulting services. During the second fiscal quarter of 2000, we incurred $640,592 of research and development expenses, up 73% from the same quarter last year of $370,302. In first six months of this fiscal year we increased our investment in research and development to $1,146,129, an increase of 35% over the first six months of fiscal 1999 of $841,825.

Selling, general and administrative expenses for the second fiscal quarter of 2000 were $1,863,483, a 43% increase over the $1,304,863 incurred in the same period in 1999. For the six months ended May 31, 2000 selling, general and administrative expenses increased 46% to $3,716,827 over the same period of fiscal 1999. The majority of the increase is the result of continued expansion of both our domestic direct sales force and our distribution capabilities. By the second quarter of fiscal 2000, we had 27 direct sales representatives, up from 21 at the end of the second quarter of fiscal 1999. We plan to continue to expand our direct sales force and increase our investment in sales and marketing activities during the balance of fiscal 2000 and beyond. Selling and marketing expenses comprised 80% and 76% of total selling, general and administrative expenses in the second quarter of fiscal 2000 and 1999, respectively.

Included in selling, general and administrative expense in the second quarter of fiscal 2000 was $365,004 of administrative expenses related to the overall infrastructure and management of the company, an increase of 18% over general and administrative expenses of $310,310 incurred during the second fiscal quarter of 1999. We continue to target our investments to areas of the business that directly contribute to revenue growth, as a result, our general and administrative expenses decreased as a percentage of sales, from 20% in the second fiscal quarter of 1999, to 12% in the first fiscal quarter of 2000. For the six months ended May 31, 2000 general and administrative costs were 13% of sales as compared to general and administrative expenses for the first six months of fiscal 1999 at 24% of sales.

In August 1999, we issued two million premium priced warrants to GE Marquette in conjunction with the commencement of our strategic alliance. In the third quarter of 1999 we recorded a non-cash charge, in research and development, of $350,479 related to the vesting of the first million warrants issued to obtain access to their technology. This access has allowed us to commence development and integration of our proprietary ICG technology into GE Marquette's patient monitoring systems. The second one million warrants are performance based, and will vest and be expensed in our fourth fiscal quarter based on the then fair value, provided GE Marquette meets the minimum sales objectives contemplated in its distribution agreements with us. Each warrant represents the right to purchase one share of our common stock for $4.10, through August 25, 2004.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------

We incurred interest expense of $66,649 in the second fiscal quarter of 2000, down from the same period in 1999 in which we incurred $83,984 of interest expense. For the six months ended May 31, 2000, interest expense was $148,758 compared to $163,498 for the six months ended May 31, 1999. We earned $62,978 of interest income on our invested funds in the second quarter of fiscal 2000, up from the $8,077 earned in the second quarter of 1999. For the first half of fiscal 2000, interest income was $114,203, compared to $29,501 for the first half of fiscal 1999. The increases in both periods are primarily due to higher rates of interest earned and increased funds available for investment throughout the periods.

The net loss to common shareholders for the second quarter of fiscal 2000 was reduced to $496,309 or $.01 per common share, from $781,331, or $.02 per common share for the quarter ended May 31, 1999. For the six months ended May 31, 2000 our net loss to common shareholders was $1,054,141, or $.03 per common share down from $1,924,968, or $.06 per common share for the first six months of fiscal 1999. The weighted average number of common shares outstanding during the first six months of 2000 increased by 27%, primarily due to the conversion during fiscal 1999 of 2,240 shares of Series A preferred stock and shares issued in the May 28, 1999 and December 3, 1999 private placements, as well as the exercise of various warrants and options during the period.

Liquidity and Capital Resources
-------------------------------

In May of 1999, we raised $5.2 million through a private placement of common stock to institutional and accredited investors and on December 3, 1999, we completed a $3.3 million dollar private placement of common stock to institutional investors. To date, these financings, together with the bank loans and lines of credit described below, have provided the capital required to fund initial commercialization of our BioZ products, ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements. Based on our historical return experience and the mix of our receivables aging, we increased our allowance for doubtful accounts and returns to $663,487 from $552,648 at November 30, 1999.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we can borrow up to $3,000,000 on an as-needed basis with at an annual interest rate of 10.0%. In August of 1998 the Company borrowed $1,000,000. In February 1999, this line of credit was extended to September 30, 2000. At May 31, 2000, $1,000,000 was outstanding under this agreement.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources - (Continued)
-------------------------------

On February 26, 1999 we entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank at the bank's prime rate. The co-chairmen of our Board of Directors guaranteed the loan. Under the terms of the agreement we made interest only payments through March 2000. During the quarter ended May 31, 2000, we began making monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. At May 31, 2000, $1,833,333 was outstanding under this agreement.

In January 1999, we established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maximum quarterly losses. All the assets of our company collateralize the credit line. In February 2000, the credit line was renewed through January 14, 2001 at the bank's prime rate with the same borrowing limit of $3,000,000. At May 31, 2000 there were no borrowings under the line of credit.

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

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

         10.1* License and Purchase Agreement between CardioDynamics
               International Corporation and Profiles in Health, Inc. dated March 1, 2000.

         27    Financial Data Schedule.
         -----------------------------------------------------------------------
         * Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

         (b)   Reports on Form 8-K:

                  None.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference as well as other risks are detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1999 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.



                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: July 14, 2000                       By: /s/ Michael K. Perry
      -------------                           --------------------
                                              Michael K. Perry
                                              Chief Executive Officer

Date: July 14, 2000                       By: /s/ Stephen P. Loomis
      -------------                           ---------------------
                                              Stephen P. Loomis
                                              Vice President, Finance
                                              Chief Financial Officer and
                                              Corporate Secretary