Form 10QSB
period 2000-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2000-10-13
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the Quarterly Period Ended August 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period from ______ to ______

                       Commission File Number:  0-11868


                   CARDIODYNAMICS INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

             California
    (State or other jurisdiction                      95-3533362
  of incorporation or organization)         (IRS Employer Identification No.)

   6175 Nancy Ridge Drive, Suite 300,
         San Diego, California                            92121
(Address of principal executive offices)               (Zip Code)

                                (858) 535-0202
                        (Registrant's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
No _____

As of October 11, 2000, 45,518,475 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one):

Yes ____   No  X
              ---

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets at August 31, 2000 (unaudited) and
          November 30, 1999 (audited).                                    3

          Statements of Operations (unaudited) for the three and
          nine months ended August 31, 2000 and August 31, 1999.          4

          Statements of Cash Flows (unaudited) for the nine
          months ended August 31, 2000 and August 31, 1999.               5

          Notes to Financial Statements                                   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              17

Item 2.   Changes in Securities                                          17

Item 3.   Defaults Upon Senior Securities                                17

Item 4.   Submission of Matters to a Vote of Security Holders            17

Item 5.   Other Information                                              18

Item 6.   Exhibits and Reports on Form 8-K                               18

          Signatures                                                     19

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                                Balance Sheets

                                                                          August 31,            November 30,
                                                                            2000                   1999
                           Assets                                        (Unaudited)             (Audited)
                                                                       ---------------        ----------------
Current assets:
  Cash and cash equivalents                                            $    14,961,134        $     2,405,710
  Accounts receivable, net of allowance for doubtful accounts
   and returns of $739,969 in 2000 and $552,648 in 1999                      4,394,648              4,226,470
  Inventory, net                                                             2,030,486              1,344,527
  Other current assets                                                         714,199                116,070
                                                                       ---------------        ---------------
    Total current assets                                                    22,100,467              8,092,777

Property and equipment, net                                                    530,762                335,760
Long-term receivables and note receivable                                    1,120,203                 25,973
Deposits                                                                        23,802                 42,500
                                                                       ---------------        ---------------
    Total assets                                                       $    23,775,234        $     8,497,010
                                                                       ===============        ===============

              Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                     $     1,265,819        $     1,125,068
  Accrued expenses                                                             136,398                183,910
  Accrued salaries, wages and benefits                                         452,338                309,083
  Deferred service revenue                                                      14,490                     --
  Line of credit                                                                    --              1,000,000
  Current maturities of long-term debt                                          91,000                885,932
  Note payable - related parties                                                    --              1,000,000
                                                                       ---------------        ---------------
    Total current liabilities                                                1,960,045              4,503,993

Long-term debt, less current maturities                                        103,788              1,350,425
                                                                       ---------------        ---------------
    Total liabilities                                                        2,063,833              5,854,418


Shareholders' equity:
Common stock, no par value; 100,000,000 shares authorized;
 issued and outstanding 45,376,748 shares at August 31, 2000
 and 39,888,811 shares at November 30, 1999                                 44,646,133             24,079,981

Accumulated deficit                                                        (22,934,732)           (21,437,389)
                                                                       ---------------        ---------------
    Total shareholders' equity                                              21,711,401              2,642,592
                                                                       ---------------        ---------------
Commitments and contingencies

    Total liabilities and shareholders' equity                         $    23,775,234        $     8,497,010
                                                                       ===============        ===============



See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                           Statements of Operations
                                  (Unaudited)

                                                   Three Months Ended                            Nine Months Ended
                                                       August 31,                                   August 31,
                                          -------------------------------------      --------------------------------------
                                               2000                   1999                   2000                 1999
                                          --------------         --------------         --------------       --------------
Net sales                                 $    3,572,971         $    2,073,582         $    9,270,234       $    4,676,989
Cost of sales                                  1,143,815                716,117              2,993,102            1,681,515
                                          --------------         --------------         --------------       --------------

     Gross margin                              2,429,156              1,357,465              6,277,132            2,995,474

Operating expenses:
 Research and development                        646,650                682,705              1,792,779            1,524,530
 Selling, general, and
  administrative                               2,281,301              1,680,044              5,998,127            4,233,654
                                          --------------         --------------         --------------       --------------

     Total operating expenses                  2,927,951              2,362,749              7,790,906            5,758,184
                                          --------------         --------------         --------------       --------------

Loss from operations                            (498,795)            (1,005,284)            (1,513,774)          (2,762,710)

Other income (expense):
 Interest income                                 136,374                 38,908                250,577               68,409
 Interest expense                                (67,096)               (71,591)              (215,854)            (235,089)
 Other, net                                      (13,685)              (494,259)               (17,492)            (495,284)
                                          --------------         --------------         --------------       --------------

     Total other income (expense)                 55,593               (526,942)                17,231             (661,964)
                                          --------------         --------------         --------------       --------------

Loss before income taxes                        (443,202)            (1,532,226)            (1,496,543)          (3,424,674)
Income taxes                                          --                     --                   (800)                (800)
                                          --------------         --------------         --------------       --------------

     Net loss before preferred
       stock dividends                          (443,202)            (1,532,226)            (1,497,343)          (3,425,474)

Preferred stock dividends                             --               (194,310)                    --             (226,030)
                                          --------------         --------------         --------------       --------------

Net loss to common shareholders           $     (443,202)        $   (1,726,536)        $   (1,497,343)      $   (3,651,504)
                                          ==============         ==============         ==============       ==============
Net loss per common share, basic
   and diluted                            $         (.01)        $         (.04)        $         (.04)      $         (.10)
                                          ==============         ==============         ==============       ==============
Weighted-average number of common
 shares outstanding                           43,517,874             39,502,444             42,367,288           35,103,427
                                          ==============         ==============         ==============       ==============



See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                           Statements of Cash Flows
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                         August 31,
                                                                            -------------------------------------
                                                                                 2000                   1999
                                                                            --------------         --------------
Cash flows from operating activities:
 Net loss                                                                   $   (1,497,343)        $   (3,425,474)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                                    140,110                 74,593
  Change in allowance for warranty repairs                                         (98,431)                91,743
  Change in allowance for doubtful accounts and returns                            187,321                103,919
  Change in allowance for inventory reserves                                      (194,284)                49,667
  Warrants issued for access to technology                                              --                350,479
  Non-cash expense for retirement of Series A preferred stock                           --                483,333
  Non-cash stock compensation expense                                               23,370                     --
  Other non-cash items                                                             (19,313)                    --
  Changes in operating assets and liabilities:
   Accounts receivable                                                            (355,499)            (2,734,297)
   Inventory                                                                      (491,675)              (387,840)
   Other current assets                                                           (598,129)               (65,817)
   Deposits                                                                         18,698                 (3,346)
   Accounts payable                                                                140,751                319,263
   Accrued expenses                                                                 50,919                118,546
   Accrued salaries, wages and benefits                                            143,255                 54,217
   Long-term receivables and note receivable                                    (1,094,230)                    --
   Deferred service revenue                                                         14,490                     --
                                                                            --------------         --------------
          Net cash used in operating activities                                 (3,629,990)            (4,971,014)
                                                                            --------------         --------------
Cash flows from investing activities:
 Purchases of property and equipment                                              (269,144)               (38,932)
                                                                            --------------         --------------
          Net cash used in investing activities                                   (269,144)               (38,932)
                                                                            --------------         --------------


(Continued)



See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                         August 31,
                                                                            -------------------------------------
                                                                                 2000                   1999
                                                                            --------------         --------------
Cash flows from financing activities:
 Repayment of long-term debt                                                    (2,062,844)            (2,031,766)
 Repayment of note payable - related party                                      (1,000,000)                    --
 Repayment of revolving line of credit                                          (1,000,000)              (815,615)
 Borrowings on revolving line of credit                                                 --                815,615
 Proceeds from bank borrowing                                                           --              2,000,000
 Preferred stock issuance costs                                                         --                 (7,070)
 Exercise of warrants and options                                                2,272,779                151,507
 Redemption of common stock                                                     (2,196,642)                    --
 Issuance of common stock, net                                                  20,441,265              5,100,600
                                                                            --------------         --------------
          Net cash provided by financing activities                             16,454,558              5,213,271
                                                                            --------------         --------------

Net increase in cash and cash equivalents                                       12,555,424                203,325
Cash and cash equivalents at beginning of period                                 2,405,710              2,633,086
                                                                            --------------         --------------
Cash and cash equivalents at end of  period                                 $   14,961,134         $    2,836,411
                                                                            ==============         ==============



See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements
                                  (Unaudited)


Description of Business

CardioDynamics International Corporation is a medical technology and information solutions company that develops, manufactures, and markets noninvasive heart-monitoring devices using our proprietary patented impedance cardiography (ICG) technology. Our devices noninvasively monitor the heart's ability to deliver blood to the body by measuring 12 significant hemodynamic (blood flow) parameters. The most prevalent parameter is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the Food and Drug Administration (FDA) and carries the CE mark. We sell to US physicians through our own direct sales force and internationally through a network of distributors. In addition, we sell our products to domestic hospitals and other select international markets through a strategic alliance with General Electric Marquette Medical Systems. In September 1998, the Health Care Financing Administration (HCFA) mandated Medicare reimbursement for our BioZ(R) procedures. Our current installed base consists of over 930 units placed in approximately 500 physician offices and hospital sites throughout the world.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all the information and footnotes which would be presented if these financial statements had been prepared in accordance with generally accepted accounting principles.

These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1999 as presented in our Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to conform to current year presentation.

In our opinion, the information contained in this report reflects all adjustments necessary to make the financial position and results of operations
for the interim periods a fair statement of our operations and cash flows.   All
such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and nine months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 2000. Options and warrants to purchase 5,991,679 and 6,646,550 shares of common stock were outstanding at August 31, 2000 and August
31, 1999, respectively.   These shares were not included in the computation of
loss per share because the effect would be anti-dilutive.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements
                                  (Unaudited)


Common Stock Private Placement

On December 3, 1999 we completed a $3.3 million dollar private placement of common stock to four European institutional investors which purchased unregistered shares with a four-month holding period for $2.50 per share, representing a 9% discount from the 30-day average closing bid price.

On July 25, 2000 we completed another private placement of common stock resulting in net proceeds to the Company of approximately $15.1 million dollars. The investor group, comprising several domestic and international healthcare institutional investors, purchased unregistered shares of common stock at $5.59 per share, a 13% discount to the 20-day weighted average closing price as of June 21, 2000.

Debt

In February of 2000 we renewed our secured revolving credit line with Imperial Bank. The credit line provides for borrowing of up to $3,000,000 at the bank's prime rate through January 2001. The credit line is collateralized by all the assets of our company and subject to certain covenants. At August 31, 2000, we had no borrowings under the credit line.

In February of 1999 we entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank. Under the terms of the agreement we borrowed $2,000,000 with monthly interest only payments for the first 12 months at the bank's prime rate. During the second fiscal quarter of 2000 we began making monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. In connection with the loan, we issued to the bank 50,000 warrants to purchase our common stock at $2.20 per share. The co-chairmen of our Board of Directors guaranteed the loan. During the quarter ended August 31, 2000, the loan was repaid in full.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we could borrow up to $3,000,000 on an as-needed basis with
monthly interest-only payments at an annual interest rate of 10.0%.   In August
of 1998 we borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the bank term loan. During the quarter ended August 31, 2000, the loan was repaid in full.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements
                                  (Unaudited)


Long-Term Receivables & Note Receivable

In March 2000, we entered into a license and purchase agreement with Profiles in Health, Inc., a privately held California Corporation presently in the capital formation stage. Under the terms of the agreement, we will provide custom ICG monitors and disposable sensor sets over a five-year period. In the first year, Profiles in Health may finance 50% of the purchase price of the monitors and 40% of the purchase price of the disposable sensors, in the form of a three-year convertible secured promissory note. In the second year, the amounts that may be financed are reduced to 15% to 23% on the monitors and 20% to 25% on the disposable sensors. There is no financing commitment after the second year.
The note bears interest at 9% per annum and is convertible, at our option, into a maximum of three percent of Profiles in Heath stock, based on their next round of financing valuation. Certain assets of Profiles in Health, as well as their contract revenue stream resulting from the installed base of profiling systems secure the note. Under the terms of the agreement, we have a right to suspend performance should Profiles in Health become delinquent on any amounts due us.

During the third fiscal quarter, the Company financed the sale of BioZ systems to certain customers. The receivables vary in maturity from 36 to 60 months. The fair value of the long-term receivable is estimated by discounting the future cash flows using an interest rate of 8.5%. At August 31, 2000, the fair value of the receivable approximated the carrying value.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 1999. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on the Company's business, refer to our November 30, 1999 Form 10-KSB and page 19 of this report.

CardioDynamics International Corporation is a medical technology and information solutions company that develops, manufactures, and markets noninvasive heart-monitoring devices using our proprietary patented BioZ impedance cardiography
(ICG) technology. Our devices noninvasively monitor the heart's ability to deliver blood to the body by measuring 12 significant hemodynamic (blood flow) parameters. The most prevalent parameter is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the FDA and carries the CE mark. We sell to US physicians through our own direct sales force and internationally through a network of distributors. In addition, we sell our products to domestic hospitals and other select international markets through a strategic alliance with General Electric Marquette Medical Systems. In September 1998, the Health Care Financing Administration mandated Medicare reimbursement for our BioZ(R) procedures.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our products help physicians assess, diagnose and treat cardiovascular disease, which is the number one killer of adults in the United States. According to the American Heart Association (AHA), approximately one in five Americans have some form of cardiovascular disease. The AHA estimates that over $300 billion will be spent in the United States during 2000 as a result of cardiovascular disease and stroke. This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services, medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

Electrocardiography (EKG or ECG) is a widely used noninvasive assessment of the heart, however, it is limited in that it only measures the electrical characteristics of the heart. Our ICG technology makes it possible to
noninvasively measure the mechanical function of the heart.   Conditions that
can impact the proper mechanical functioning of the heart include hypertension (high blood pressure), congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements the EKG and supplements information obtained through the five vital signs - heart rate, respiration rate, body temperature, blood pressure and oxygen saturation - immediately, safely and cost effectively. We consider noninvasive cardiac output to be the "Sixth Vital Sign(TM)."

The primary method currently being used to measure hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive, costly and risky PAC procedure requires hospitalization and involves an incision into the patient's neck or groin region and the insertion of a catheter (plastic tube) through the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death.

Because of the high risk of complications, physicians generally perform PAC only on critically ill patients. Because PAC is not available in the physician's office or outpatient clinic, in the great majority of situations the physician seeking to diagnose cardiovascular disease must indirectly assess the patient's hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, safe, cost-effective noninvasive measurement tools, such as our BioZ(R) systems, that physicians can safely prescribe more frequently and at an earlier stage in treatment.

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

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Quarters referred to herein are fiscal quarters ended
---------------------
August 31.)

For our third fiscal quarter ended August 31, 2000 net sales were $3,572,971, an increase of approximately $1.5 million, or 72%, over net sales for the fiscal quarter ended August 31, 1999 of $2,073,582. For the nine months ended August 31, 2000 net sales grew to $9,270,234 nearly doubling from the $4,676,989 achieved in the same nine-month period in fiscal 1999.

By the end of the third quarter we had increased our direct sales force to 34 representatives, including 27 territory managers, nine of which were hired near the end of the quarter. Our direct sales force targets physician offices and hospitals in the US with fewer than 100 beds. In addition, we added two clinical sales specialists to our sales team during the quarter. These clinical sales specialists will assist in three primary areas: pre-sales activities including demonstrations, in-servicing post-sale customers, and on-going customer support to increase customer satisfaction and drive recurring revenues. We plan to continue to expand our direct sales force and the number of clinical sales specialists in the balance of fiscal 2000 and beyond.

As a result of the increased working capital available from our July 25, 2000 private placement of common stock, we offered an in-house financing program that provided a means for customers to purchase a BioZ system and finance it for up to 60 months. This new program was well received by our customers and accounted for approximately 25% of our net sales for the quarter.

On July 11, 2000 we announced an agreement with GE Marquette to jointly develop and integrate our proprietary BioZ(R) Impedance Cardiography (ICG) technology into GE Marquette's Solar(R) patient monitoring systems. The BioZ ICG module is expected to be available in Solar patient monitoring systems in the first half of 2001. The agreement expanded the existing business relationship between our companies. GE Marquette Medical Systems has exclusive rights to market and sell our BioZ.com(TM) in select international markets and in US hospitals with more than 100 beds. GE Marquette has a significant presence in the hospital market and is widely recognized for their success at introducing new technologies, particularly in the areas of diagnostic cardiology, clinical information systems, and patient monitoring systems. Subsequent to our third fiscal quarter, in September 2000, we further expanded our distribution agreement with GE Marquette to include Japan, the world's second largest healthcare market.

In March 2000, we entered into a license and purchase agreement with Profiles in Health, Inc., a California corporation that provides a variety of healthcare data and support services for many disease states, infection control, and exposure management. The agreement calls for us to provide 5,300 custom ICG monitors and 21.5 million disposable sensor sets over a five-year period. The agreement contemplates a three-phase development program whereby we will develop and provide custom ICG components and sensors for their Proveillance(TM) System for use by health care providers and managed care organizations throughout the US.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------

On July 6, 2000, we received FDA 510(k) clearance for the BioZ.pc(TM) System. The BioZ.pc(TM) is the central element of the phase two ICG monitoring solution for integration into the Profiles in Health profiling system. During our third fiscal quarter of 2000, we commenced shipments of the BioZ.pc(TM) to Profiles in Health, shipping the final 10 phase one BioZ monitors and the initial 17 phase two BioZ.pc(TM) monitors.

Our direct sales force accounted for 76% of our net sales during the third fiscal quarter of 2000, 16% was sold to our distributors and 8% was sold to Profiles in Health. The BioZ.com(TM) accounted for 93% of our overall equipment sales in the third quarter of fiscal 2000.

Each time our BioZ products are used, disposable sets of four dual sensors are required. The disposable sensors have a list price of $9.95 per application. Recurring revenue, which is primarily related to sensor sales, for our third quarter 2000 was $260,800, an increase of 159% over last year's same quarter revenue of $100,800. This brings the total for the first nine months of fiscal 2000 to $698,900, as compared to the first nine months of fiscal 1999, with recurring revenues of $190,000.

In May 2000, we received FDA 510(k) clearance for our new proprietary "BioZtect(TM)" sensor. The BioZtect(TM) sensor offers notable improvements in performance and safety. Its unique shape, chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. The new sensor and cable system has a proprietary interface to ensure that customers exclusively use the BioZtect(TM) with our BioZ systems. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable sensors to constitute an increasingly larger percentage of overall sales.

Our gross margin for the quarter ended August 31, 2000 increased to $2,429,156, or 68.0% of sales, up from $1,357,465 or 65.5% of sales in the third quarter of fiscal 1999. For the nine months ended August 31, 2000, our gross margin was $6,277,132, or 67.7% of sales, up from $2,995,474, or 64.0% of sales for the nine months ended August 31, 1999. The improvement in our gross margin percentage during this fiscal quarter is attributable to a higher average unit sales price resulting from a greater percentage of our products being sold through our direct sales force along with reduced direct material costs due to higher quantity purchases and concerted cost reduction efforts.

Over the past year, we have continued to increase our internal research and development capabilities through the hiring of additional staff, thereby decreasing our reliance on outside engineering consulting services. Last year we recorded $682,705 of research and development expenses in the third fiscal quarter, which included a non-cash charge of $350,479 related to the vesting of the first one million warrants issued to obtain access to GE Marquette's technology. Our investment in research and development during the third fiscal quarter of 2000 increased to $646,650, up 95% from the same quarter one year ago, excluding the non-cash charge last year.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------

We continue to invest a significant portion of our resources in research, clinical studies, further enhancements to the BioZ.com(TM) systems, joint technology and new product development. As a result, our research and development expenses continue to represent a substantial portion of our overall expense structure.

Selling, general and administrative expenses for the third fiscal quarter of 2000 were $2,281,301, a 36% increase over the $1,680,044 incurred during the same period in fiscal 1999. For the nine months ended August 31, 2000, selling, general and administrative expenses increased to $5,998,127, up 42% over the same period of fiscal 1999. The majority of the increases are the result of continued expansion of our domestic direct sales force, the addition of several new clinical sales specialists and continued expansion of our distribution capabilities. By the end of the third quarter of fiscal 2000, we had 34 direct sales representatives, up from 21 in the third quarter of fiscal 1999. In addition, we added two clinical sales specialists to the sales team during the quarter. We plan to continue to expand our direct sales force and increase our investment in sales and marketing activities during the balance of fiscal 2000 and beyond. Selling and marketing expenses constituted 80% and 77% of total selling, general and administrative expenses for the nine months ended August 31, 2000 and 1999, respectively.

Included in selling, general and administrative expense for the third quarter of fiscal 2000 was $465,893 of administrative expenses related to the overall infrastructure and management of the company, an increase of 29% over general and administrative expenses of $361,479 incurred during the third fiscal quarter of 1999. A portion of the increase can be attributed to higher costs incurred in connection with printing and mailing proxies for our annual meeting due to the continued growth of our shareholder base, from approximately 3,500 shareholders last year to 13,000 shareholders this year. We continue to target our investments to areas of the business that directly contribute to revenue growth and as a result, our general and administrative expenses continued to decrease as a percentage of sales, from 21% for the first nine months of fiscal 1999 to 13% for the nine months ended August 31, 2000.

In August 1999, we issued two million warrants to GE Marquette in conjunction with the commencement of our strategic alliance. In the third quarter of 1999 we recorded a non-cash charge, in research and development, of $350,479 related to the vesting of the first million warrants issued to obtain access to their technology. This access has allowed us to commence development and integration of our proprietary ICG technology into GE Marquette's patient monitoring systems. The second one million warrants are performance based, and will vest and be expensed in our fourth fiscal quarter based on the then fair value, provided GE Marquette meets the minimum sales objectives contemplated in its distribution agreements with us. Each warrant represents the right to purchase one share of our common stock for $4.10, through August 25, 2004.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)
---------------------

As a result of nearly $3 million of debt repayment near the end of our third fiscal quarter of 2000, interest expense for the third quarter of 2000 was $67,096, down slightly from the $71,591 incurred during the same quarter of fiscal 1999. For the nine months ended August 31, 2000, interest expense was $215,854 compared with $235,089 for the nine months ended August 31, 1999. We earned $136,374 of interest income on our invested funds in the third quarter of fiscal 2000, up from the $38,908 earned in the third quarter of 1999. For the first nine months of fiscal 2000, interest income was $250,577, compared to $68,409 for the first nine months of fiscal 1999. The increases in both fiscal periods are primarily due to higher rates of interest earned and increased funds available for investment throughout the periods.

In the third quarter last year, in order to achieve an orderly conversion of the outstanding shares of our Series A convertible preferred stock with a minimum impact on the market price of our common stock, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the preferred stock by reducing the effective purchase price. As a result of the Series A preferred stock retirement, we recorded a non-cash charge of $491,954 in last year's third fiscal quarter which was recorded in "other, net".

In the third quarter last year, we recorded a $191,564 preferred stock dividend non-cash charge related to premium-priced warrants issued to the Series A preferred stock investors in exchange for the elimination of their contractual right to buy an additional three million dollars of convertible preferred stock. We paid $2,746 and $34,446 in preferred stock dividends in the third quarter and first nine months of fiscal 1999, respectively, prior to elimination of the preferred stock during the quarter.

The net loss to common shareholders for the third quarter of fiscal 2000 was reduced to $443,202, or $.01 per common share, from $1,726,536, or $.04 per common share for the third quarter. For the nine months of fiscal 2000, our net loss to common shareholders was $1,497,343, or $.04 per common share, down from $3,651,504, or $.10 per common share for the first nine months of fiscal 1999. The weighted average number of common shares outstanding during the first nine months of 2000 increased by 21%, primarily due to the conversion during fiscal 1999 of our Series A preferred stock into common stock, shares issued in our equity financings as well as the exercise of warrants and options during the period.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

In May of 1999, we raised $5.2 million through a private placement of common stock to institutional and accredited investors, in December 1999, we raised $3.3 million, and in July 2000, we raised $18.7 million (net $15.1 million) through a common stock private placement. To date, these financings, together with the bank loans and lines of credit described below, have provided the capital required to fund initial commercialization of our BioZ products, ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we can borrow up to $3,000,000 on an as-needed basis with at an
annual interest rate of 10.0%.   In August of 1998 the Company borrowed
$1,000,000. In February 1999, this line of credit was extended to September 30, 2000. During the quarter ended August 31, 2000, the loan was repaid in full.

On February 26, 1999 we entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank at the bank's prime rate. The co-chairmen of our Board of Directors guaranteed the loan. Under the terms of the agreement we made interest only payments through March 2000, after which, we began making monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. During the quarter ended August 31, 2000, the loan was repaid in full.

In January 1999, we established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maximum quarterly losses. All the assets of our company collateralize the credit line. In February 2000, the credit line was renewed through January 14, 2001 at the bank's prime rate with the same borrowing limit of $3,000,000. At August 31, 2000 there were no borrowings under the line of credit.

We expect our operating losses and cash usage to continue through at least the short term. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) systems and other diagnostic products and raise additional funds through public or private financings, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Developments
------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137, which deferred the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the first quarter in the fiscal year ending June 29, 2001. Adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB101) "Revenue Recognition in Financial Statements." SAB101 summarizes certain of the SEC's staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are presently evaluating the impact, if any, that SAB 101 will have on our reported results.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          On July 25, 2000 we completed an $18.7 million private placement of approximately 3.3 million shares of our common stock to institutional and other accredited investors including Sofinov societe financiere d'innovation Inc., a subsidiary of the Caisse de depot et placement du Quebec, along with several other institutional and individual investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,809 shares from the estate of Allen Paulson. The financing was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated under the Act. In connection with the private placement we paid fees totaling to $958,000 to Gerard Klauer Mattison & Co., Inc. and Gruntal & Co., L.L.C. for acting as placement agents.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on July 27, 2000, the shareholders voted on the following proposals. Each such proposal was approved.

          Proposal 1:  Election of Directors for the coming year.  The balloting
          -----------
          for the directors was as follows:

                                                   Against/        Abstained/
                                       For         Withheld        Non-Votes
                                   -----------------------------------------
          Connie R. Curran         33,874,135         35,643           0
          Cam L. Garner            33,874,299         35,479           0
          James C. Gilstrap        33,873,630         36,148           0
          Richard O. Martin        33,874,830         34,948           0
          J. Michael Paulson       33,875,130         34,648           0
          Michael K. Perry         32,626,935      1,282,843           0

          Proposal 2:  Approve an amendment to the Company's Restated Articles
          -----------
          of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

          Of the shares voted, 33,549,915 shares were voted in favor of the amendment, 282,702 shares were voted against amendment, 77,161 shares abstained from voting and there were no broker non-votes.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION



PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders (Continued)

          Proposal 3:  Ratify the Board's selection of KPMG LLP as the Company's
          -----------
          independent accountants for the fiscal year ending November 30, 2000.

          Of the shares voted, 33,865,957 shares were voted in favor of the ratification, 17,032 shares were voted against ratification, 26,789 shares abstained from voting and there were no broker non-votes.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                3.1      Restated Articles of Incorporation as filed July 27,
                         2000.

               10.1* OEM Development and Purchase Agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc., dated July 7, 2000.

                 27      Financial Data Schedule

          ________________________________________________________________

          * Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K:

               On August 11, 2000, the Company filed a report on Form 8-K with regard to a July 25, 2000 event: the completion of a $18.7 million ($15.1 net) common stock private placement with institutional and accredited investors and the addition of Jacques Douziech and Michael Paulson to its Board of Directors. The report included material under Item 5 and Item 7 of Form 8-K.

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



Date: October 13, 2000             By:  /s/ Michael K. Perry
      ----------------                  -----------------------------
                                        Michael K. Perry
                                        Chief Executive Officer



Date: October 13, 2000             By:  /s/ Stephen P. Loomis
      ----------------                  -----------------------------
                                        Stephen P. Loomis
                                        Vice President, Finance
                                        Chief Financial Officer and
                                        Corporate Secretary