Form 10KSB
period 2000-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2001-02-28
CIK 719722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the fiscal year ended:  November 30, 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ending November 30, 2000, were $13,102,319.

The aggregate market value of the common stock held by nonaffiliates of the registrant at February 22, 2001, was approximately $128,073,130 based on the closing price for the common stock in the Nasdaq-Amex National Market. At February 22, 2001, 45,520,749 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ___ No  X .
                                                                       ---

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan", "intend", "anticipate", "target", "estimate", "expect", etc., and/or future-tense or conditional constructions ("will", "may", "could", "should", etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Form 10-KSB, including the section entitled "Risk Factors" on pages 19 to 26 of this document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

                                    PART  I

ITEM 1.  DESCRIPTION  OF  BUSINESS

CardioDynamics International Corporation is a medical technology and information solutions company that develops, manufactures, and markets noninvasive heart-monitoring devices using our proprietary impedance cardiography (ICG) technology, DISQ(TM) technology, and ZMarc(TM) algorithm.

Our proprietary, patented technology noninvasively monitors the heart's ability to deliver blood to the body. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the Federal Drug Administration (FDA) and carries the CE mark. We sell to US physicians through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA) mandated Medicare reimbursement for our BioZ(R) procedures and in January 2001, implemented uniform reimbursement throughout the United States. To date, we have an installed base of over 1,000 units in over 650 physician offices and hospital sites throughout the world.

Our products help physicians assess, diagnose and treat cardiovascular disease, which is the number one killer of adults in the United States. According to the American Heart Association (AHA), approximately one in five Americans has some form of cardiovascular disease. The AHA estimates that over $300 billion was spent in the United States during 2000 as a result of cardiovascular disease and stroke. This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services and medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

Electrocardiogram (EKG) is a widely used noninvasive assessment of the heart. Its limitation is that it only measures the electrical characteristics of the heart. Our ICG technology noninvasively quantifies the mechanical functioning of the heart. Conditions that can interfere with the proper mechanical functioning of the heart include hypertension, congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements EKG and supplements information obtained through the five vital signs - heart rate, respiration rate, body temperature, blood pressure and oxygen saturation - immediately, safely and cost effectively. We consider noninvasive cardiac output to be the "Sixth Vital Sign(TM)."

Currently, the primary method used to measure hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive PAC procedure requires hospitalization and involves an incision into the patient's neck or groin region and the insertion of a catheter (plastic tube) through the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death.

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician's office or outpatient clinic, PAC is simply unavailable. As a result, in the great majority of situations, the physician seeking to diagnose cardiovascular disease must indirectly assess the patient's hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, noninvasive measurement tools, such as our BioZ(R) systems, in order that physicians can safely prescribe more frequently and at an earlier stage in treatment.

During ICG monitoring using our BioZ(R) systems, an undetectable electrical signal is sent through our proprietary sensors on the patient's neck and chest. Our sophisticated DISQ(TM) technology and ZMARC(TM) algorithm analyze and record significant hemodynamic parameters. Based on this data, a physician can assess the patient's condition, customize treatment, monitor patient compliance and the effectiveness of prescribed medications and more accurately identify potential complications.

Our objective is to establish the BioZ(R) product line as a standard of care in cardiovascular medicine. Specifically, our strategy is to:

 .  accelerate market penetration through our direct sales force;

 .  broaden our distribution channels through strategic relationships;

 .  secure additional recurring revenue through enhanced proprietary sensors;

 .  maintain market leadership through product improvements and extensions;

 .  target new market opportunities through technology development; and

 .  develop ICG products for home healthcare.

We were incorporated as a California corporation in 1980 and changed our name in 1993. Our principal executive offices are located at 6175 Nancy Ridge Drive, Suite 300, San Diego, California 92121, and our telephone number is 858-535-0202. Our common stock trades under the symbol CDIC on the Nasdaq-Amex National Market System.

Industry Overview and Company History

Cardiovascular disease is the number one killer of men and women in the United States and in 31 of the 35 countries reporting mortality statistics. In the United States alone, HFCA estimated that there were 60 million physician office visits and over 4 million emergency room visits in 1996 with a primary diagnosis of cardiovascular disease. Our proprietary technology provides medical professionals in the hospital and physician's office with noninvasive access to the objective patient data they need to effectively assess, diagnose and treat congestive heart failure and hypertension, and to evaluate emergency, pacemaker and dialysis patients.

In the hospital setting, the BioZ(R) is a noninvasive, cost-effective and safe alternative to the invasive PAC procedure and may be used in many situations in which PAC is not feasible. However, advantages of our proprietary technology are not limited to the hospital or the critically ill. We believe that the greatest potential for the BioZ(R) product line is in the new uses the medical community will have for noninvasive hemodynamic measurements. We believe that the total market opportunity is over $5 billion for our BioZ(R) product lines.

We envision expanding the domestic market from the current two million annual invasive PAC procedures to nearly 60 million annual noninvasive ICG procedures, as summarized in the chart below. Assuming total worldwide procedures are approximately double those in the United States, there would be almost 120 million procedures worldwide. These numbers do not include home healthcare monitoring, which we believe would, if implemented, significantly increase demand for our technology.

              Potential Annual Noninvasive Monitoring Procedures
                                  US Patients

------------------------------------------------------------------------------------------------------------
                                                           Estimated Annual                Total  Annual
        Disease State               US Patients               Monitoring                    Procedures
                                                              Procedures
------------------------------------------------------------------------------------------------------------
Congestive heart failure                   5,000,000                         4.0                  20,000,000
------------------------------------------------------------------------------------------------------------
Hypertension                              50,000,000                         0.5                  25,000,000
------------------------------------------------------------------------------------------------------------
Emergency departments                      8,000,000                         1.0                   8,000,000
------------------------------------------------------------------------------------------------------------
Pacemaker                                  1,100,000                         2.0                   2,200,000
------------------------------------------------------------------------------------------------------------
Dialysis                                     300,000                        12.0                   3,600,000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
TOTAL                                                                                             58,800,000
------------------------------------------------------------------------------------------------------------

Strategy

Our objective is to establish the BioZ(R) product line as a standard of care in cardiovascular medicine. Our objective will be achieved if and when noninvasive cardiac output, our primary measurement, becomes the Sixth Vital Sign(TM), as oxygen saturation became the fifth vital sign in the mid-1980s. We intend to position ICG technology as a key diagnostic and monitoring tool in assessing and treating congestive heart failure, hypertension, pacemaker, emergency, critically ill, surgical, high-risk obstetric, dialysis, cardiac rehabilitation, immune suppressed and home healthcare patients. Key elements of our corporate strategy include:

     Accelerate market penetration through our direct sales force

We intend to expand our direct sales force to capitalize on our first-to-market position in the United States to further penetrate the physician office market. We believe that a strong direct sales force is best suited to educate the medical community as to how the various applications of our technology improve patient outcomes and decrease costs. We currently have 34 direct sales representatives who focus exclusively on our products. Our goal is to have approximately 40 to 50 direct sales representatives within the next 12 months. We have added 4 clinical application specialists to our field sales team to enhance customer understanding, usage and satisfaction. We believe that the resulting improved device utilization will strengthen customer loyalty and increase our recurring revenue from proprietary sensors.

     Broaden our distribution channels through strategic relationships

We intend to establish strategic relationships with major patient monitoring companies, pacemaker manufacturers and other medical products and technology companies to increase the availability of our proprietary technology. We believe that strategic relationships will accelerate market penetration of ICG technology in markets not served by our direct sales team and provides us with access to large installed bases of patient monitoring, cardiology and other complementary medical equipment. We have an existing strategic relationship with GE Medical Systems Information Technologies that provide increased distribution capabilities and collaborative product development programs. We intend to enter into similar arrangements with other patient monitoring companies. We also intend to establish technology-sharing arrangements with leading pacemaker, defibrillator, external enhanced counterpulsation and other medical products and technology companies.

     Secure additional recurring revenue through enhanced proprietary sensors

During fiscal 2000 we successfully developed and received FDA 510(K) clearance on our proprietary BioZtect(TM) sensor technology that provides notable improvements in performance and safety. Its unique shape and chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. The new sensor and cable system has a proprietary interface, which promotes the exclusive use of our proprietary sensors with our equipment. As our installed base of BioZ(R) products grows, we expect that the recurring revenue stream from our proprietary sensors could account for as much as 30% to 40% of our total revenue within five years. For the fiscal year ended November 30, 2000, sensor revenue accounted for approximately 8% of our total revenue.

     Maintain market leadership through product improvements and extensions

We intend to advance the development of our core algorithms to provide physicians with improved cardiac function measurement capabilities on a broad class of patients. We believe that continued advances in our ICG technology will increase physician loyalty and usage and strengthen our industry position. We will capitalize on our expertise in ICG signal processing and sensor technology to improve system performance in the presence of noise and patient movement. We believe that these improvements will lead to additional applications in cardiac stress testing and ambulatory cardiac function monitoring. We also plan to adapt our current measurement algorithm and to develop a smaller BioZtect(TM) sensor tailored for pediatric patients under 60 pounds.

     Target new market opportunities through technology development

We will continue to focus on new applications for our core technology. Advances in base impedance analysis could be applied in the areas of proper nutrition and weight management, fluid management (including dialysis), oncology, drug noncompliance, HIV patient management and pharmaceutical development and testing. Pharmaceutical companies such as SmithKline Beecham Corporation, Pfizer, Inc. and Eli Lilly and Company are currently using our technology to document the cardiovascular effects of their pharmaceutical agents in both animals and humans. We intend to collaborate with GE Medical Systems Information Technologies in basic research in EKG and ICG technology to develop new clinical applications that build upon advances in both technologies. Continued innovation and commercialization of new proprietary products are essential elements in our long-term growth strategy. We also intend to maintain our competitive advantage through acquisitions of new technologies, and to seek additional patents and other proprietary rights as we deem appropriate.

     Develop ICG products for home healthcare

We intend to drive a broad utilization of our noninvasive technology. We believe the broadest use of our technology could occur with frequent monitoring of congestive heart failure and hypertensive patients in home healthcare or extended care settings. We intend to enter into strategic relationships with leading technology companies to capitalize on the power of the Internet and the availability of wireless communication to monitor patients in their homes and alternative care settings.

ICG Technology

As EKG technology noninvasively measures the heart's electrical characteristics, our ICG technology makes it possible to measure the heart's mechanical or blood flow characteristics. By using our products, physicians have an easy, noninvasive and cost-effective way to monitor the heart's ability to deliver blood to the body.

ICG technology is based on Ohm's Law and the fact that blood is the most electrically conductive substance in the body. Blood volume and velocity change with each heart beat and result in a change in the electrical conductivity, or impedance, of the chest.

In order to measure this conductivity change, our BioZ(R) products use four dual sensors (two on the neck and two on the chest) to deliver a painless, high frequency (70 kHz), low magnitude (4 mA), alternating current through the chest. Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain. Additionally, at a high frequency, there is no sensation to the patient. By setting the current deliveries at a constant magnitude, variations in blood volume and velocity in the descending thoracic aorta which cause a proportional voltage change may be measured.

Our proprietary DISQ(TM) technology measures the changes in impedance to the electrical signal. The changes in impedance are then applied to the ZMARC(TM) algorithm to measure hemodynamic status. Following are the 12 hemodynamic parameters provided by our BioZ(R) systems:

------------------------------------------------------------------------------------------------------------------------------------
Parameter                                         Description
------------------------------------------------------------------------------------------------------------------------------------
Cardiac output / index*                           The amount of blood pumped by the heart each minute.
------------------------------------------------------------------------------------------------------------------------------------
Acceleration index*                               The measure of how quickly the blood reaches peak velocity.
------------------------------------------------------------------------------------------------------------------------------------
Systemic vascular resistance / index*             The force the heart has to pump against to deliver blood throughout the body.
------------------------------------------------------------------------------------------------------------------------------------
Velocity index*                                   A measure of how fast the blood is moving.
------------------------------------------------------------------------------------------------------------------------------------
Thoracic fluid content                            An indicator of the amount of fluid in the chest.
------------------------------------------------------------------------------------------------------------------------------------
Stroke volume                                     The amount of blood pumped by the left ventricle each heart beat.
------------------------------------------------------------------------------------------------------------------------------------
Left ventricular ejection time (LVET)             The time interval from the opening to the closing of the aortic valve.
------------------------------------------------------------------------------------------------------------------------------------
Pre-ejection period (PEP)                         The time that it takes for the electrical stimulation of the heart shown via EKG to cause a mechanical contraction opening of the aortic valve shown via ICG technology.
------------------------------------------------------------------------------------------------------------------------------------
Systolic time ratio                               The relationship between the electrical time period and the mechanical time period of the heart. This ratio between PEP and LVET, measures ventricular performance.
------------------------------------------------------------------------------------------------------------------------------------
Left cardiac work / index*                        An indicator of the amount of work the left ventricle must perform to pump blood each minute.
------------------------------------------------------------------------------------------------------------------------------------
Heart rate                                        The number of times the heart beats each minute.
---------------------------------------------------------------------------------------------------------------------------------
Mean arterial pressure                            Average blood pressure.
---------------------------------------------------------------------------------------------------------------------------------

*Index means that the results are normalized for body surface area.

Of these 12 parameters, the ones most widely used by physicians are cardiac output, systemic vascular resistance and thoracic fluid content. Another important hemodynamic measure, the speed and strength of the heart's contraction (also known as contractility), may be derived from the velocity index and the acceleration index.

ICG technology measures the change in conductivity, or the inverse, which is impedance, over a change in time and calculates stroke volume, or the volume of blood pumped with each heartbeat. The physician receives a report with vital patient data that allows him or her to customize and optimize treatment.

Some physical and medical conditions may diminish the accuracy of the measurements provided by our products and therefore discourage their use. We believe that inaccuracies most frequently occur in patients who are experiencing severe septic shock, significant pulmonary hypertension, severe aortic valve regurgitation, severe hypertension (where mean arterial pressure is greater than 180), severe irregular ventricular heartbeats or heart rates greater than 180 beats per minute. In addition, there is inadequate data demonstrating the accuracy of our products in patients who are shorter than 47 inches or who weigh less than 66 pounds or more than 342 pounds, as well as in patients who move excessively during the BioZ(R) procedures.

Our Products, Services and Solutions

     Pricing

Our stand-alone BioZ(R) systems, as sold to end users, range in list price from $22,000 to $38,000 depending upon configuration. We discount the list prices of our products in some circumstances based primarily upon volume commitments. We also provide discounts on the purchase of demo equipment and to distributors who perform sales and customer service functions for us. The list price for our sensors and integrated sensors and leads are $9.95 and $29.95 per set. We offer a sensor auto-ship program that allows discounts on sensor purchases based on minimum monthly volume commitments.

     BioZ.com(R)

Our lead noninvasive cardiac function monitoring device features a portable design, transport battery and integrated blood pressure module the Bioz.com(R) utilizes our proprietary DISQ(TM) technology and ZMARC(TM) algorithm, which provide improved measurement of impedance waveforms and automatic electronic calibration. The BioZ.com(R) is available with a pole cart, printer and keyboard for end user data entry.

     BioZ(R) system

The BioZ(R) system is our original noninvasive cardiac ICG monitoring device. It consists of a Pentium-based central processing unit, 15-inch high-resolution medical grade color monitor and keyboard. Included in the central processing unit is our proprietary digital signal processing circuit board and software. The BioZ(R) system is available in ergonomically designed shelf-cart or pole-cart configurations.

     BioZtect(TM) sensors

We also market disposable sensors designed specifically for use with the BioZ(R) products. With each monitoring session, four dual sensors are utilized. We also make available an optional integrated cable and sensor set with pre-attached lead wires. The integrated cable and sensors are preferred in operating rooms and for patients with infectious diseases. During fiscal 2000, we successfully developed and released a new proprietary sensor and cable system that provides enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment.

     BioZ.pc(TM) system

The BioZ.pc(TM) system is a customized noninvasive ICG monitoring device that we developed through a collaborative research and development program with Profiles in Health, Inc. We planned to provide customized monitors to Profiles in Health in conjunction with its profiling system for use by healthcare providers and managed care organizations throughout the United States.

      BioZ(R) ICG module

The BioZ(R) ICG Module was jointly developed with GE Medical Systems Information Technologies. The module integrates our proprietary BioZ(R) ICG technology into GE's Solar patient monitoring systems. The BioZ(R) module was previewed by both companies at the American Heart Association meeting in November 2000 and is expected to be introduced to the market during the second quarter of fiscal 2001.

      BioZ.sim

The BioZ.sim is a simulation and calibration tool specifically designed to allow end-users and hospital biomedical engineering departments to test and verify the functionality of their BioZ(R) systems.

Strategic Relationships

In August 1999, we entered into a strategic relationship with GE Medical Systems Information Technologies for exclusive distribution of our BioZ.com(R) to select countries in Europe. In January 2000, we expanded the GE Medical Systems Information Technologies distribution agreement to include 18 additional countries including Russia, Egypt, Saudi Arabia and the United Arab Emirates. In September 2000 the agreement was also expanded to include Japan, the worlds second largest health care market. Through GE Medical Systems Information Technologies and our other international distributors, we now have representation in over 70 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America.

In October 1999, we entered into an agreement with GE Medical Systems Information Technologies for distribution of the BioZ.com(R) in the domestic hospital market. The agreement grants GE Medical Systems Information Technologies exclusive rights to market and sell our BioZ.com(R) in hospitals with over 100 beds, which represents a market in which GE Medical Systems Information Technologies has a significant presence. GE Medical Systems Information Technologies is widely recognized for its success in introducing new medical technologies, particularly in the areas of diagnostic cardiology, clinical information systems and patient monitoring systems. Our direct sales force continues to focus its efforts on the physician office and other outpatient markets, along with smaller US hospitals.

During the fourth quarter of fiscal 2000, we entered into an agreement with GE Medical Systems Information Technologies for the development of a custom plug-in module for the Marquette Solar 7000 Series of bedside monitors. This product will extend the capabilities of the Solar 7000 product family to provide all of the hemodynamic parameters of the BioZ.com(R) to GE Medical Systems Information Technologies' installed customer base of over 30,000 units. The module is to be built at GE Medical Systems Information Technologies' Milwaukee, Wisconsin facility using circuit board assemblies, patient cables and sensors supplied by us. The product will be distributed by the GE Medical Systems Information Technologies direct sales force worldwide, and we will receive a royalty payment for each module sold. We expect the module to be introduced to the market during the second quarter of 2001. We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 300,000 modular bedside monitors.

In March 2000, we entered into an agreement to provide BioZ(R) monitors and sensors sets to Profiles in Health, Inc., a privately held California corporation. Under the terms of the agreement, we were to manufacture and sell customized BioZ(R) monitors called BioZ.pc(TM), which would be integrated into the Profiles in Health Proveillance(TM) system. The contract contemplated a three-phase development program during which we would develop and provide to Profiles in Health ICG components and sensors. We established a 100% allowance for the receivables and inventory unique to Profiles in Health, Inc. as their inability to pay became apparent in our fourth quarter.

Medicare and Other Third-Party Reimbursement

Most medical procedures are reimbursed by a variety of third-party payers, including Medicare and private insurers. HCFA, the governmental body that approves medical diagnosis and treatment for financial reimbursement under Medicare, determines whether to reimburse for a given type of procedure and the dollar amount allowed. In November 1998, HCFA mandated Medicare coverage of BioZ(R) procedures on a nationwide basis. This reimbursement approval for our BioZ(R) systems has improved our ability to penetrate the outpatient market, as it provides for national coverage to over 75 million Americans. In November 2000 HCFA established a national reimbursement pricing for the use of our equipment of $41.00, an approximate 37% increase in the national average reimbursement for our BioZ(R) ICG technology. The national reimbursement rate became effective January 1, 2001.

The financial and healthcare cost containment pressures at US hospitals, resulting from per-capita compensation techniques required by health maintenance organizations and diagnosis-related groups, are driving medical departments to decrease costs. A managed care system involving capitation rewards healthcare providers who utilize the most cost-effective methods available in order to maintain per-patient costs within the monthly fees. When used instead of PAC, our products could reduce direct hospital costs by an aggregate of $600 and total hospital costs by an average of $13,600. As a result, a financial incentive exists, independent of third-party reimbursement circumstances, for hospitals to purchase and use our products.

Sales and Distribution

The United States medical marketplace consists of two distinct segments: the hospital market and the outpatient market. The outpatient market for BioZ(R) products include physician offices and hospital-based and free-standing outpatient facilities. During fiscal 1997, we established distribution agreements with 17 regional specialty distributors as our representatives in the hospital market. By the end of fiscal 1997, it was apparent that we needed to broaden our sales channels. We decided to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the United States, and we reduced the number of our domestic distributors. During fiscal 2000, we have added 4 clinical application specialists to our field sales team to enhance customer understanding, usage and satisfaction. We believe that the resulting improved device utilization will strengthen customer loyalty and increase our recurring revenue from proprietary sensors.

During fiscal 1998 and 1999, our direct sales force began to produce an increased percentage of our overall sales in the outpatient market. In contrast to the hospital market, there are few, if any, formal capital equipment budget processes in this market segment, and purchasing decisions can therefore be made more quickly. Consequently, we focused our direct sales force primarily on the outpatient markets and sought an alliance with a hospital-based industry leader to penetrate the hospital market. Currently, we have a direct sales force of 34 focused primarily on the outpatient market.

In October 1999, we announced a strategic alliance with GE Medical Systems Information Technologies for the distribution of our products to domestic hospitals with over 100 beds. We now have 60 of GE Medical Systems Information Technologies sales representatives promoting and selling our BioZ.com(R) in larger domestic hospitals. Internationally, we utilize a variety of distributors, including GE Medical Systems Information Technologies, to actively promote the BioZ.com(R) in more than 70 countries. We also offer BioZ.buy(TM), our electronic commerce solution that provides the ability to electronically acquire our products, services and information through our company website. To date, we have an installed base of over 1,000 units in over 650 physician offices and hospital sites throughout the world.

Marketing

Until recently, comprehensive hemodynamic information has been available only in acute care settings, such as an intensive care unit or operating room, through the use of PAC. The BioZ(R) systems make obtaining and assessing this type of information simple, fast, cost-effective, safe, continuous and painless. For these reasons, the utilization of noninvasive ICG technology is expanding in both hospital and outpatient environments.

Our primary prospects in the outpatient market include cardiologists and general internists caring for congestive heart failure and hypertension patients, dialysis centers and surgicenters. Patients in the United States who may benefit from our technology include the 50 million hypertension patients, five million congestive heart failure patients, over one million pacemaker patients, 8 million emergency patients and many patients requiring fluid management. Congestive heart failure-related expenditures exceeded $40 billion in 1998, more than any other illness.

Our marketing strategy is designed to:

     .    increase physician and hospital personnel knowledge of ICG technology;

     .    demonstrate the cost savings of providing ICG monitoring to patients;

     . demonstrate the ability of the BioZ(R) systems to assist physicians in the objective identification and appropriate pharmacological treatment of congestive heart failure, hypertension and fluid management patients;

     . show the ability of the BioZ(R) systems to assist physicians in the optimization of pacemakers;

     . demonstrate cost savings through more efficient care and reimbursement through HCFA-mandated Medicare and private insurers; and

     . educate physicians and hospital staff of the importance of hemodynamics in the treatment of patients who would normally not be monitored with a PAC due to practice setting, costs and complications.

In addition, within the hospital setting, our marketing strategy is to emphasize the benefits of our noninvasive technology over the invasive PAC procedure.

We believe that acceptance of our products within the outpatient and hospital markets will lay the foundation for the utilization of ICG technology in the home healthcare market which will allow patients with chronic illnesses, such as congestive heart failure, to monitor their hemodynamic status simply and inexpensively and to transmit this information, via telephone or Internet, on a regular basis to their physicians. We believe that this "telemedicine" application has the potential to alert the physician effectively and efficiently to any changes in status, the need to adjust medications or patient noncompliance with prescribed treatment.

Our marketing promotion strategy is based on key medical conference participation, facsimile and mail direct response programs, select medical journal advertising and product and clinical education literature.

We actively support research utilizing the BioZ(R) systems because it may provide further clinical validation for ICG. We seek to have each study published in a peer-reviewed journal or presented at a major medical conference. Clinical publications and presentations at major medical conferences provide us with the exposure necessary to establish credibility for ICG technology and the BioZ(R) systems.

Research and Development

Our research and development team has extensive experience in the areas of ICG, biological signal processing, hardware and software development and regulatory compliance. The team is responsible for on-going product engineering, new product development and basic research into ICG technology and additional noninvasive monitoring applications.

To supplement our engineering staff, we utilize Rivertek Medical Systems, Inc., located in Minneapolis, Minnesota, as an integral part of our research and development team. Rivertek serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies. Dennis Hepp, our chief technology officer, founded Rivertek in 1988. Rivertek employs 17 full time medical hardware, software and biomedical engineers.

Clinical Studies

Our research and development team participates in monitoring and analysis of company-sponsored clinical trials, for which we employ clinical research specialists. Each of these individuals has a strong clinical background and is responsible for monitoring clinical studies and assisting in research and customer training.

     Previous generation technology

More than 80 research papers on ICG technology have been published since 1993. In general, these studies reported favorable results when comparing cardiac output measurements with those of other techniques, such as PAC.

Previous generation technology worked reasonably well in a select group of patients. However, significant limitations on the technology became evident when monitoring ventilated patients and those with increasing heart rates, high heart rates, abnormal heartbeats, high respiration rates and pacemakers. These limitations related to both hardware and software inadequacies. As a result of intense focus and concerted effort, combined with advances in computer processing power, we have addressed these limitations by improving the electronics and processing as well as the algorithms.

     The BioZ(R) Systems

We are committed to supporting well-designed clinical research studies utilizing ICG technology, several of which are currently in process. Studies which are of most importance to us are those which demonstrate validity, reproducibility, clinical utility and cost-effectiveness. The results of several major studies addressing each of these areas have been released with positive results. Studies conducted during the past fiscal year are as follows:

---------------------------------------------------------------------------------------------------------------------
            STUDY                         CONCLUSIONS                    PRESENTED                  PUBLISHED
---------------------------------------------------------------------------------------------------------------------
  Acute Treatment of Heart      The routine use of noninvasive    Society of Critical Care   Critical Care Medicine
 Failure with                   ICG monitoring of cardiac index          Management               December 1999
   Impedance Cardiography             in acute treatment               February, 2000
 monitoring of Cardiac Index      of heart failure allows for
 and The Ability to improve        better identification of
 patient outcome                   patients who demonstrate,
Georgetown University School   improving patient early response
 Of Medicine                    to therapy and trend to shorter
      Washington, D.C.                  hospital stays
                                  and reduced hospital costs,
                                  improving patient outcomes
---------------------------------------------------------------------------------------------------------------------
Occult Perfusion Deficits in    Prospective use of noninvasive    Society of Critical Care   Critical Care Medicine
 Heart Failure Patients:       cardiac output values allows the          Management               December 1999
 Identification through         treating Emergency Physician to        February, 2000
 Noninvasive Central                  improve the initial
 Hemodynamic Monitoring             determination of occult
Georgetown University School      perfusion deficits in heart
 Of Medicine                     failure and allows for better
Washington, D.C.                           outcomes

---------------------------------------------------------------------------------------------------------------------
Comparison of the Use of the       TEB can be used to manage      Society of Critical Care   Critical Care Medicine
 Pulmonary Artery Catheter     critically ill surgical patients.         Management               December 1999
 Versus Thoracic Electrical                                            February, 2000
 Bioimpedance in a Surgical
 Intensive Care Unit
John Peter Smith Hospital,
   Fort Worth, Texas
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
            STUDY                         CONCLUSIONS                    PRESENTED                  PUBLISHED
---------------------------------------------------------------------------------------------------------------------
Hemodynamic and Volume         Effective control of BP requires     American Society of      The American Journal of
 Changes                                   balanced                     Hypertension              Hypertension
During Intensive treatment     reduction in systemic resistance          April 2000                April 2000
 for Resistant Hypertension        and volume, as defined by
 (RH)                              hemodynamic measurements
Mayo Clinic, Rochester, MN
---------------------------------------------------------------------------------------------------------------------
Artioventricular Interval          Impedance plethysmography       North American Society      Pacing and Clinical
 Optimization after            appears to be a viable technique        of Pacing and            Electrophysiology
 Biventricular Pacing:               for AVI optimization            Electrophysiology             April 2000
 Echo/Doppler vs. Impedance                                               May 2000
 Plethysmography
Mayo Clinic, Rochester, MN
---------------------------------------------------------------------------------------------------------------------
The Utility of Impedance       ICG offers a mean of noninvasive     Academic Society of        Journal of Academic




      Cardiography              measurement of SV, CO, and SVR       Emergency Medicine        Emergency medicine
 in the Emergency Room          that may be of clinical utility           May 2000                  May 2000
UCSD Medical Center, San                   in the ED
        Diego
---------------------------------------------------------------------------------------------------------------------
  Does Permanent Right            Right ventricular pacing in      7th World Congress on    Journal of Heart Failure
  Ventricular Pacing in          resting patients with chronic         Heart Failure                July 2000
  Resting Patients with               atrial fibrillation                July 2000
Chronic Atrial Fibrillation      significantly increases CI.
  Improve Hemodynamic
  Parameters Guided by
  Thoracic Electrical
     Bioimpedance
Silesian School of Medicine
     Karowice, Poland
---------------------------------------------------------------------------------------------------------------------
Outpatient Infusion of            Short term BioZ hemodynamic      7th World Congress on    Journal of Heart Failure
 Positive Inotropes: Role of       Monitoring in patients on           Heart Failure                July 2000
 Bioimpedance, Noninvasive      intermittent inotropic infusion          July 2000
 Hemodynamics Monitoring           therapy under controlled
 (BioZ)                              settings is reliable
Michael Reese Hospital,
     Chicago, IL
---------------------------------------------------------------------------------------------------------------------
Intermittent Milrinone and          Noninvasive hemodynamic        Heart Failure Society       Journal of Cardiac
 Beta Blocker Therapy:            monitoring may be useful in            of America                  Failure
 Hemodynamic (BioZ.com)         tailoring weaning protocol for         September 2000            September 2000
 Indicators of Successful         individuals patients and in
 weaning from Inotropes          selecting patients who can be
Michael Reese Hosptial,         successfully discontinued from
 Chicago, IL                    intermittent inotropic infusion
                                            therapy
---------------------------------------------------------------------------------------------------------------------
Noninvasive Impedance           Patients with low CI and normal    Heart Failure Society       Journal of Cardiac
 Cardiography as an                         TFC are                      of America                  Failure
 Adjunctive Tool to Predict     more likely to be hospitalized         September 2000            September 2000
 Clinical Status and                  for decompensation
 Outcomes in Patients with       and exacerbation in one month
 Advanced Heart Failure             after the clinic visit
Tulane University, New
    Orleans, LA
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
            STUDY                         CONCLUSIONS                    PRESENTED                  PUBLISHED
---------------------------------------------------------------------------------------------------------------------
Physician Assessment of         In the ED, ICG is well accepted     American College of      The Annals of Emergency
 Impedance Cardiography        by treating physicians.  ICG may     Emergency Physicians            Medicine
 Measurement                   be of use to treating physicians     Scientific Assembly           October 2000
 of Hemodynamic Parameters     and serve to modify therapy in a         October 2000
  in the Emergency Department      small number of patients
UCSD Medical Center, San
         Diego
---------------------------------------------------------------------------------------------------------------------
The Predictive Value of              Noninvasive impedance          American College of      The Annals of Emergency
 Noninvasive Impedance        cardiography can help distinguish     Emergency Physicians            Medicine
 Cardiography                  those patients with early response       October 2000              October 2000
 in Determining Patient               to therapy and help
  Outcome in Acute Heart        predict shorter length of stay,
  Failure:                       reduced hospital charges, and
A Prospective Blinded Study               potentially
Providence Hospital,               improved patient outcome
 Georgetown University
    Medical School
   Washington, D.C.
---------------------------------------------------------------------------------------------------------------------

In addition, we are working with 15 facilities throughout the United States, in which a study has been designed to determine if information generated by the BioZ(R) systems will accurately identify and predict the occurrence of clinical deterioration in patients with heart failure. The primary hypothesis being tested is whether changes in hemodynamic composite score (derived from variables generated by the BioZ(R) device) precede and predict the occurrence of a major clinical event. The secondary hypotheses to be tested are whether patients with a major clinical event will experience critical decreases in cardiac output, increases in thoracic fluid content and decreases in acceleration index more frequently or earlier than patients without a major clinical event.

Medical Advisory Board

We have established a distinguished medical advisory board consisting of 19 physicians, many of whom are affiliated with prestigious universities and well-known medical institutions throughout the United States, such as Stanford University School of Medicine, Cleveland Clinic, Scripps Clinic, University of California, San Diego, and Baylor College of Medicine, Houston, Texas. Our members, who have expertise in cardiology, electrophysiology, anesthesiology, hypertension, pulmonary and critical care, internal medicine, heart failure and emergency medicine, are as follows:

     . Nicholas V. Diaco, M.D. has served as chairman of our medical advisory board since February 1995. He is the director of the coronary care unit and the heart catheterization laboratory at St. John's Hospital and Health Center in Santa Monica, California.

     . William T. Abraham, M.D. is director of the Heart Failure & Cardiac Transplantation Department and the University of Kentucky Medical Center in Lexington, Kentucky.

     . Peter H. Belott, M.D. is a board certified internist and cardiologist specializing in cardiac pacing and electrophysiology in San Diego, California.

     . Anthony N. DeMaria, M.D. is chief of cardiovascular medicine for the cardiology division of the University of California, San Diego in San Diego, California.

     . Peter Alagona, Jr., M.D. is a private practice cardiologist at Health Centers of Excellence in Tampa, Florida.

     . Barry H. Greenberg, M.D. is the director of the heart failure/transplant cardiology program at University of California, San Diego Medical Center in San Diego, California

     . Jonathan R. Jaffe, M.D. is a private practice cardiologist Neurology & Cardiology in Hollywood, Florida.

     . Meldon C. Levy, M.D. is director of the cardiac noninvasive laboratory and vice chairman, governing board, of the Century City Hospital, Los Angeles, California.

     . William C. Maguire, M.D., Ph.D. has a private practice in critical care and pulmonary disease and is on the staff of Grossmont and Alvarado Hospitals, San Diego, California.

     . Loi Phi Nguyen, M.D. is Chief of Cardiology at West Houston Hospital in Houston, Texas.

     . W. Scott Sageman, M.D. is a physician in private practice in critical care and pulmonary medicine at the Community Hospital of Monterey Peninsula in Monterey, California.

     . Richard A. Schatz, M.D. is research director of cardiovascular interventions at the heart, lung and vascular center at Scripps Clinic and Research Foundation in La Jolla, California.

     . John S. Schroeder, M.D. is the chief of the cardiovascular medicine clinic and a professor of medicine at Stanford University School of Medicine in Stanford, California.

     . Marc A. Silver, M.D. is the director of the heart failure institute and the cardiovascular disease fellowship program at Christ Hospital and Medical Center in Oak Lawn, Illinois.

     . Bruce D. Spiess, M.D. is a professor, chief of cardiothoracic anesthesia and director of clinical research at the Medical College of Virginia Commonwealth University in Richmond, Virginia.

     . John E. Strobeck, M.D., Ph.D. is a member of the executive committee and co-founder of the Heart Failure Society of America and medical director of the Heart-Lung Center in Hawthorne, New Jersey.

     . Guillermo Torre-Amione, M.D., Ph.D. is an assistant professor of medicine and medical director at Baylor College of Medicine in Houston, Texas.

     . Richard F. Wright, M.D. is the research director at St. John's Pacific Heart Institute in Santa Monica, California.

     . Clyde W. Yancy, Jr., M.D. is the director of the congestive heart failure program and medical director at the University of Texas Southwestern Medical Center in Dallas, Texas.

Our medical advisory board provides guidance regarding clinical trials, technological improvements and potential uses for our products. Members of the medical advisory board receive reimbursement for their expenses in attending company-sponsored meetings and, in some cases, receive consulting fees for time spent working on our behalf. No fees were paid to the members during fiscal 1999 and 2000 for services on our medical advisory board. However, in some cases, members receive options to purchase shares of our common stock for participating in meetings and studies.

Manufacturing

We are licensed as a healthcare device manufacturer by the Food and Drug Branch of the California Department of Health Services, which is the State of California equivalent of the FDA, and operate under the FDA Good Manufacturing Practice regulation.

We have an 18,000 square foot facility located in San Diego, California. In this facility we assemble and service our BioZ(R) monitors. We currently outsource to a third party the production of our BioZtect(TM) sensors.

Our production process for the BioZ(R) monitors consists primarily of final assembly, integration and testing of standard and custom components. Qualified subcontractors, who have met our supplier certification process and are placed on an approved vendor list, produce various custom components for us.

We have implemented quality procedures and documentation required for successful International Organization for Standardization (ISO) 9001 certification. In June 1998, we received ISO 9001 and EN 46001 quality certification for developing and marketing medical devices.

We maintain a quality-assurance program covering our manufacturing operations. Suppliers of purchased components are required to meet stated specifications. We certify suppliers prior to use by conducting audits and product inspections. We engage in ongoing evaluations of the performance of our suppliers by evaluating the results of inspections and tests as well as the timeliness of product deliveries. We employ numerous quality-assurance procedures during our in-house manufacturing processes to ensure that our finished products meet our specifications. Quality assurance procedures include operator training, process validation, equipment calibration, inspection and testing. All manufacturing procedures and processes are formally approved and updated using established revision control procedures. Documentation of in-house and final testing results is maintained in device history records for every unit. We maintain an ongoing post-sale performance-monitoring program.

In November 1998, we received authorization from TUV Rhineland of North America to place the CE mark on the BioZ.com(R). The CE mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ.com(R) throughout Europe. We also received authorization from Underwriter's Laboratories in November 1998 to use the UL mark in connection with the BioZ.com(R). In November 2000, we received a Canadian Medical Device License to market and sell the BioZ.com(R) in Canada.

Warranty and Service

Our systems are available with either a limited 13-month or 60-month parts and labor warranty commencing at the date of shipment. When warranty repairs are necessary, we generally perform them at our headquarters. In some cases, our distributors perform repairs in authorized service centers. We also provide field clinical application specialists as necessary, as well as 24-hour on-call technical support. In addition to the standard warranty, we offer extended service agreements, called Zcare(R), for hardware and software maintenance beyond the warranty period. We also service equipment on a time and materials basis.

Competition

     Direct competition

We are aware of three domestic and two international manufacturers of ICG monitors. Since all five companies are privately held, sales and financial figures for these competitors are not available. We believe that our BioZ(R) products provide the most advanced ICG monitoring and commercially attractive designs, at prices that are competitive. Thus far, we have not observed sales and marketing efforts by our competitors in the marketplace.

     PAC

Also known as thermodilution, right heart catheterization or Swan-Ganz(TM) catheterization, the PAC procedure was introduced in the early 1970's. Despite its limitations, costs and risks, PAC remains the most commonly used technology for monitoring hemodynamic status. Medical Data International estimates that PAC procedures are used nearly 2 million times per year worldwide. The estimated cost of PAC to the US healthcare system in 1997 was $2 billion for the cost of the catheters and their insertion and $15 billion per year for the cost of complications arising from the procedure. Edwards Lifesciences, Abbott Laboratories and Datex-Ohmeda produce the majority of right heart catheters used in the United States.

PAC is an invasive procedure involving an incision into a patient's neck or groin region and the insertion of a catheter (plastic tube) through the vascular system and through the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death. Additionally, a September 1996 study published in the Journal of the American Medical Association (JAMA) determined that the use of PAC to monitor cardiac output significantly increased the risk of death in critically ill patients. This study, which examined data from 5,735 intensive-care patients treated at five US medical centers, reported that patients who underwent PAC had a 21% higher risk of death within 30 days of discharge, as compared to those who did not undergo the procedure. The importance of this finding is underscored by the fact that patients in both groups were matched for disease severity and prognosis.

Another significant drawback in the use of PAC is cost. The PAC procedure requires a hospital to allocate valuable resources in terms of an intensive care unit bed, a cardiac catheterization laboratory or operating room, highly skilled medical personnel and expensive equipment to obtain non-continuous hemodynamic data. According to the JAMA study, the mean cost of the hospital stay for critically-ill patients having a PAC was $13,600 greater than the $35,700 cost for similar critically-ill patients who did not undergo a PAC.

Many patients who might otherwise benefit from hemodynamic monitoring are excluded presently because the risks and costs associated with PAC often outweigh the potential benefits. ICG technology eliminates PAC-caused complications and death, lowers costs, reduces procedure time, expands clinical applications and offers immediate availability of vital, real-time and continuous hemodynamic data.

     Echocardiography

Echocardiography (echo) is a medical diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart and blood vessels. Echo technology was developed during the 1970's and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images. A continuous wave suprasternal Doppler echo measures cardiac output noninvasively by placing a Doppler transducer on the chest, aiming it toward the ascending aorta and measuring aortic blood flow velocity. Specifically, echo measures the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus calculate cardiac output.

Limitations in measuring cardiac output via echo include:

     . inconsistency in images and in the data generated due to differences in technician skill and experience, patient size and disease state; and

     . difficulty in procuring images in patients with evidence of pulmonary disease, tracheotomies, chest wounds or obesity.

In addition, echo is a time-consuming procedure that typically requires 30-45 minutes, and in some patients, reliable, accurate images simply cannot be obtained for unknown reasons.

     Trans-esophageal echo

Trans-esophageal echo has been developed in recent years to obtain closer images of the heart. It is useful in patients for whom examination from the usual position is technically impossible and for hospitalized patients undergoing cardiac surgery. Trans-esophageal echo is performed with the ultrasound transducer placed invasively in the esophagus through the mouth. Although this procedure enables more direct, accurate images of the heart, disadvantages include its invasive nature, increased patient discomfort and the requirement for patient sedation to promote procedure tolerance. In addition, patient airway complications may result, causing the need for available emergency equipment, such as oxygen, intubation equipment and EKG monitoring. The procedure is customarily performed with several attendants, including an echo technician, a nurse and a physician.

       Direct Fick

Direct Fick was the original method conceived in the late 1800's to measure cardiac output. It is based on calculating the oxygen difference between the arterial and venous blood, along with oxygen inhalation and expiration. The Direct Fick method is seldom used because it is time consuming, costly and complicated. A variation of the Direct Fick method, called Fick Partial Re-breathing, was introduced in late 1998 to the hospital surgical market. Fick Partial Re-breathing uses carbon dioxide instead of oxygen to measure cardiac output. The Fick Partial Re-breathing method is limited to patients who are mechanically ventilated, which severely restricts the number of patients who are candidates for the procedure. In addition, lack of HCFA-mandated reimbursement creates a barrier for adoption by the medical community.

Intellectual Property

Our success will, to some extent, depend on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others. In January 2001 we applied for two new patents and currently hold 3 United States patents.

All of our existing patents were issued prior to the re-engineering of our products to incorporate a digital signal processing-based system. The lead patent on our technology expires in 2001. We also possess proprietary software, which we have elected not to disclose through patents. We may in the future file new patent applications covering modifications to our products and algorithms .

Government Regulation

In November 1996, we received 510(k) clearance from the FDA to market the BioZ(R) system. In September 1997, the FDA granted 510(k) clearance to market the BioZ(TM) Portable and to implement our proprietary DISQ(TM) technology into redesigned monitors. DISQ provides improved measurement of impedance waveforms through enhanced digital signal processing and automatic calibration.

In March 1998, we received 510(k) marketing clearance for our BioZ.com(R) monitoring system. The BioZ.com(R) incorporates our ZMARC(TM) algorithm, which allows the system to sense and modulate values on patients with over-compliant or under-compliant aortas. The BioZ.com(R) is compact and features a transport battery, integrated blood pressure module and the ability to directly interface with most hospital central monitoring systems. In November 1998, HCFA-mandated Medicare coverage became available for BioZ(R) procedures on a nationwide basis and in November 2000, HCFA established a national reimbursement amount for BioZ(R) procedures of $41.00.

Our products and activities are subject to extensive, ongoing regulation by the FDA and other governmental and foreign regulatory agencies. Under the Federal Food, Drug and Cosmetic Act, the FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could delay or prevent our ability to market our product line.

Before a new device may be introduced or marketed, the manufacturer generally must obtain either FDA 510(k) clearance or approval of a premarket approval application. FDA clearance or approval may entail an expensive, lengthy and uncertain process. We have received a marketing clearance for the BioZ(R) system, the BioZ.pc(TM) and the BioZ.com(R). These clearances are nevertheless subject to continued FDA audits and may be rescinded if we change the design of our technology. Further, we plan to submit additional new products for FDA clearance or approval in the future. It is possible that our future products may not gain FDA clearance or approval in a timely fashion, or at all.

We are also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with good manufacturing practice requirements, medical device reporting requirements and other applicable regulations. Violation or alleged violation of these regulations may result in government action ranging from warning letters to criminal prosecution. Companies who violate these regulations are also subject to penalties of up to $500,000.

The Federal Food, Drug and Cosmetic Act requires that medical devices be manufactured in accordance with good manufacturing practice requirements. Good manufacturing practice requirements specify, among other things, that:

     . the manufacturing process be regulated and controlled by the use of written procedures;

     . the ability to produce devices which meet the manufacturer's specifications be validated by the extensive and detailed testing of every aspect of the process; and

     . deficiencies in the manufacturing process or in the products produced be investigated and detailed records kept.

Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with current good manufacturing practice requirements. Labeling and promotional activities are regulated by the FDA and, in some circumstances, by the Federal Trade Commission. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) submission. If the FDA requires us to submit a new 510(k) notice for any product modification, we may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. Future changes in the regulations or interpretations made by the FDA or other regulatory bodies may have retroactive effect and may adversely affect us.

In order to sell our products within the European community, we must comply with the European Commission's medical device directive. In late 1998 we received authorization from TUV Rhineland of North America to place the CE mark on our BioZ.com(R). The CE mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ.com(R) throughout Europe. Future regulatory changes could limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark. If we fail to obtain authorization to use the CE mark or lose this authorization, we will not be able to sell our products in the European community. In May 2000, we received approval from the State Drug Administration of the People's Republic of China and in November 2000, we received a Canadian Medical Device License.

Employees

As of February 22, 2001, we had 109 employees, one of which is considered part-time. Of this number, 48 are in sales and marketing, 19 are in manufacturing, 19 are in research and development, and the balance are in management or administration. Not included in these figures are 60 members of GE Medical Systems Information Technologies' U.S. sales force, over 100 members of GE Medical Systems Information Technologies' European sales force and 17 Rivertek engineers who work on our behalf through third-party arrangements with these companies. We consider our relationships with our employees to be good.

                                 RISK FACTORS

We depend upon on our BioZ(R) product line, the market acceptance of which is in its early stages.

Our future is dependent upon the success of the BioZ(R) product line and similar products that are based on the same core technology. The market for these products is in a relatively early stage of development and may never fully develop as we expect. The long-term commercial success of the BioZ(R) product line requires widespread acceptance of our products as safe, efficient and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. In the past, some medical professionals have hesitated to use ICG products because of limitations experienced with older, analog-based monitors. Invasive procedures, such as PAC, are generally accepted in the medical community and have a long history of use.

We have sponsored, and will continue to sponsor or conduct clinical trials. We cannot be certain that clinical trials will be completed, that they will have a positive outcome or that a positive outcome in these trials will be sufficient to promote widespread acceptance of our products within the medical community.

Technological change is difficult to predict and to manage.

We face the challenges that are typically faced by companies emerging from the development phase. Our product line has required, and any future products will require, substantial development efforts and compliance with governmental clearance or approval requirements. We may encounter unforeseen technological or scientific problems that force abandonment or substantial change in the development of a specific product or process.

We must maintain and develop strategic relationships with third parties to increase market penetration of our product lines.

We distribute our products to domestic hospitals and targeted international markets through our strategic alliance with GE Medical Systems Information Technologies. We also have an agreement in place with Profiles in Health, Inc., a privately held California corporation, for distribution capabilities and collaborative product development. We intend to enter into similar agreements with other major patient monitoring companies and to establish technology partnerships with pacemaker and other medical product and technology companies. Widespread acceptance of our BioZ(R) products is dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.

Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control. We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

Our success depends in part upon the availability of third-party reimbursement at adequate price levels.

Our success will depend in part on the availability of adequate reimbursement from third-party healthcare payers, such as Medicare, private health insurers and managed care organizations. Third-party payers increasingly challenge the pricing of medical products and services. Third-party payers may not cover the cost of a device and related services, or they may place significant restrictions on the circumstances in which coverage will be available. In addition, reimbursement may not be at or remain at price levels adequate to allow medical professionals to realize an appropriate return on the purchase of our products.

We depend on management and other key personnel.

We dependent on a limited number of key management and technical personnel. The loss of one or more of our key employees may hurt our business if we are unable to identify other individuals to provide us with similar services. We do not maintain "key person" insurance on any of our employees. In addition, our success depends upon our ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. We face intense competition in our recruiting activities and may not be able to attract or retain qualified personnel.

We depend on Rivertek Medical Systems and other third parties for development and manufacturing services.

Our strategy for development and commercialization of some of our products depends upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations. We may not be able to negotiate acceptable arrangements in the future, and our existing arrangements may not be successful. We rely on contracted development services, particularly from Rivertek Medical Systems, Inc. Also, we currently assemble our products from components manufactured by a limited number of manufacturers. Therefore, we are dependent on component and subassembly manufacturers. If we experience a termination, modification or disruption of any of our development or manufacturing arrangements, we may be unable to deliver products to our customers on a timely basis, which may lead to customer dissatisfaction and damage to our reputation.

We may not have adequate intellectual property protection.

Although we believe that we have effective patent protection, our patents and proprietary technology may not be able to prevent competition by others. In addition, in the future our products may be found to infringe upon the rights of others. From time to time, we have received communications from third parties asserting that features of some of our products may infringe on the intellectual property rights of others. Any claims resulting in intellectual property litigation, whether defensive or offensive, would have no certain outcome other than to drain our resources.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions. Future patent applications may not be issued, the scope of any patent protection may not exclude competitors, and our patents may not provide competitive advantages to us. Our patents may be found to be invalid, and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Also, our existing patents may not cover products that we develop in the future. Moreover, when our key patents expire, the inventions will enter the public domain. Our lead patent expires in 2001. See "Business - Intellectual Property."

Since patent applications in the United States are maintained in secrecy until patents issue, our patent applications may infringe patents that may be issued to others. If our products were found to infringe patents held by competitors, we may have to modify our products to avoid infringement, and it is possible that our modified products would not be commercially successful.

We face competition from other companies and technologies.

We compete with other companies that are developing and marketing noninvasive hemodynamic monitors. We are also subject to competition from companies that support invasive technologies. Many of these companies have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than we do. The introduction by others of products embodying new technologies and the emergence of new industry standards may render our products obsolete and unmarketable. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products. Accordingly, the life cycles of our products are difficult to estimate.

To compete successfully, we must develop and introduce new products that keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance. We may be unable to develop new products that address our competition.

Our business plan contemplates an income stream from sales of disposable sensors that are compatible with an installed base of our monitors. We may be subject to price competition from other sensor manufacturers whose products are also compatible with our monitors. To mitigate this we successfully developed proprietary sensor technology that provides enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment.

The current widespread acceptance of PAC, and the lack of widespread acceptance of noninvasive technologies like ours, is an important competitive disadvantage that we must overcome. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

The cost and availability of power in the State of California is subject to uncertainty.

In late 2000 and continuing into 2001, the State of California has been subject to a deterioration in the ability of major utilities to provide energy for the State's needs. In Northern California, the crisis has resulted in "rolling blackouts" where certain areas are not provided with any electricity for periods of up to two hours. To date the most immediate impact has been the significant increase in power rates for most users, including us. In addition, the major utility providers are purchasing power on a "spot" basis. The cost of such purchases has exceeded their ability to fully collect the increases from their customers. Any future interruption in power or further increases in power costs could delay production or increase our operating costs and could have a material adverse affect on our operations.

We have no experience with home healthcare.

We intend to enter the home healthcare market through strategic relationships with other parties. We have not concluded any agreements or understandings with any third parties, and we may not be able to enter into any arrangements on terms satisfactory to us. Even if we are successful in negotiating acceptable arrangements with third parties, the parties may not perform their obligations to us for reasons beyond our control. If we are not able to negotiate arrangements with other parties to implement our home healthcare strategy, or if such arrangements, once negotiated, are not successful, we will not be able to meet our business objectives in this area.

We have a history of losses and may experience continued losses.

We have experienced losses every year. These losses have resulted because we have expended more money in the course of researching, developing and enhancing our technology and products and establishing our sales, marketing and administrative organizations than we have generated in revenues. We expect that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue to develop our technology. It is possible that we will never achieve or sustain the revenue levels required for profitability.

We may need additional capital, which may be unavailable.

The commercialization of our product line and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

     . our rate of sales growth--fast growth may actually increase our need for additional capital to hire additional staff, purchase additional component inventories, finance the increase in accounts receivable and supply additional support services;

     . our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital;

     . our receipt of, and the time required to obtain, regulatory clearances and approvals--the longer regulatory approval takes, the more working capital we will need to support our regulatory and development efforts in advance of sales;

     . the level of resources that we devote to the development, manufacture and marketing of our products--any decision we make to improve, expand or simply change our process, products or technology will require increased funds;

     . facilities requirements--as we grow we may need additional manufacturing, warehousing and administration facilities and the costs of the facilities would be borne long before any increased revenue from growth would occur;

     . market acceptance and demand for our products--although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital; and

     . financing strategies--our attempt to accelerate the otherwise lengthy purchasing processes of hospitals by offering leasing programs as an alternative to outright purchasing and by providing purchasers with extended payment terms and financing options will require additional capital.

We may be unable to predict accurately the timing and amount of our capital requirements. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our capital structure, our history of losses or the need to achieve widespread acceptance of our technology as too great a risk to bear. As a result, additional funding may not be available on attractive terms, or at all. If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, to change our method of operation or to curtail our operations.

We may not be able to manage growth.

If successful, we will experience a period of growth that could place a significant strain upon our managerial, financial and operational resources. Our infrastructure, procedures and controls may not be adequate to support our operations and to achieve the rapid execution necessary to successfully market our products. Our future operating results will also depend on our ability to expand our direct sales force and our internal sales, marketing and support staff. If we are unable to manage future expansion effectively, our business, results of operations and financial condition will suffer, our senior management will be less effective, and our revenues and product development efforts may decrease.

Our quarterly operating results frequently vary due to factors outside our control.

We have experienced and expect to continue to experience fluctuations in quarterly operating results as a result of a number of factors. We cannot control many of these factors, which include the following:

 .    the timing and number of new product introductions;

 .    the mix of sales of higher and lower margin products in a quarter;

 .    the market acceptance of our products;

 .    development and promotional expenses relating to the introduction of new products or enhancements of existing products;

 .    product returns;

 .    changes in pricing policies by us and our competitors;

 .    the timing of orders from major customers and distributors; and

 .    delays in shipment.

For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future results.

We may not continue to receive necessary FDA clearances or approvals.

Our products and activities are subject to extensive, ongoing regulation by the Food and Drug Administration and other governmental authorities. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could delay or prevent our ability to market our product line.

We may not receive approvals by foreign regulators which are necessary for international sales.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary from country to country. If we, or our international distributors, fail to obtain or maintain required pre-market approvals or fail to comply with foreign regulations, foreign regulatory authorities may require us to file revised governmental notifications, cease commercial sales of our products in the applicable countries or otherwise cure the problem. Such enforcement action by regulatory authorities may be costly.

In order to sell our products within the European community, we must comply with the European community's medical device directive. The CE marking on our products attests to this compliance. Future regulatory changes may limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark. If we lose this authorization or fail to obtain authorization on future products, we will not be able to sell our products in the European community.

Members of our Board of Directors own a large percentage of our common stock and may influence our decisions.

J. Michael Paulson and James C. Gilstrap, both of whom are members of our board of directors, beneficially own approximately 31% of the outstanding shares of our common stock. In addition, Mr. Paulson's brothers beneficially own another 4% of the outstanding shares of our common stock as of February 22, 2001. Accordingly, Messrs. Paulson and Gilstrap are able to substantially influence us and our affairs and business, including any future issuance's of common stock or other securities, merger and acquisition decisions, declaration of dividends and the election of directors. In addition, our stock price and our ability to raise capital could be injured if these shareholders were to sell a significant portion of their holdings on the open market.

We do not know the effects of healthcare reform proposals.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering healthcare reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

We are subject to product liability claims and product recalls that may not be covered by insurance.

The nature of our business exposes us to risks of product liability claims and product recalls. Medical devices as complex as ours frequently experience errors or failures, especially when first introduced or when new versions are released. Our products are sometimes used in procedures where there is a high risk of serious injury or death. These risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale.

We did not carry product liability insurance during some periods before May 15, 1995. We currently maintain product liability insurance at $10,000,000 per occurrence and $10,000,000 in the aggregate. Our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

Our common stock is subject to price volatility.

The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

     .    quarterly variations in operating results;

     . announcements of technological innovations, new products or pricing by our competitors;

     . changes in, or failure to meet, financial estimates of securities analysts;

     . the rate of adoption by physicians of ICG technology in targeted markets;

     .    the timing of patent and regulatory approvals;

     .    the timing and extent of technological advancements;

     .    results of clinical studies;

     . the sales of our common stock by affiliates or other shareholders with large holdings; and

     .    general market conditions.

Our future operating results may fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a significant decline in the market price of our common stock. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices of the stock of many medical device companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our common stock.

We may be required to issue additional shares of common stock at prices that are below then market value.

The holders of warrants to purchase our common stock could require us to issue additional shares of common stock to them pursuant to anti-dilution rights. These rights would cause us to issue additional common stock upon exercise of their warrants if we sell common stock at a price less than the exercise price of their warrants. If we need to sell common stock at a time when the market price for our shares is depressed, these anti-dilution rights could further depress the market price and impair our ability to raise needed capital.

Our international sales expose us to unique risks.

In fiscal 2000, international sales accounted for approximately 9% of our revenue. We believe that international sales will represent a meaningful portion of our revenue in the future. We rely on GE Medical Systems Information Technologies and other regional distributors to assist us with our international operations. In addition, we are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

Common stock which is available for immediate resale may depress our market price.

We have filed registration statements with the Securities and Exchange Commission covering the potential resale by our shareholders of up to 14,417,000 shares of common stock, the majority of which have not been sold. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.

A low stock price could result in our being de-listed from the Nasdaq Market and subject us to regulations which could reduce our ability to raise funds.

If our stock price were to drop below $1.00 per share and remain below $1.00 per share for an extended period of time, or if we fail to maintain other Nasdaq criteria, Nasdaq may de-list our common stock from the Nasdaq-Amex National Market. In such an event, our shares could only be traded on over-the-counter bulletin board systems. This method of trading could significantly impair our ability to raise new capital.

In the event that our common stock was de-listed from the Nasdaq-Amex National Market due to low stock price, we may become subject to special rules, called penny stock rules, that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

In the event that our common stock becomes characterized as a penny stock, our market liquidity could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers in this offering to sell their common stock in the secondary market.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any cash dividends on our common stock in the foreseeable future. Payment of such cash dividends would, in any event, be prohibited or limited under the terms of our line of credit with Imperial Bank.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located in an approximately 18,000 square foot leased facility in San Diego, California. This facility houses all of our research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel. Approximately 12,000 square feet of the facility is being utilized by our research, development and manufacturing functions with the balance occupied by our marketing, sales and administrative staff. The five-year lease expires in June 2002. We believe that alternative facilities are available for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

On February 8, 1999, the Official Post Confirmation Committee of Unsecured Creditors of Helionetics, Inc. filed a complaint in United States Bankruptcy Court for the Central District of California, Santa Ana Division, naming us and CardioDynamics Holdings, LLC (CDH) as defendants. The co-chairmen of our board of directors control CDH. The complaint alleged fraudulent transfer of our common stock from Helionetics to CDH in February 1995 and sought various relief's, including return of the stock and compensatory and punitive damages. In February 2000, our motion to dismiss the complaint was granted without leave for Helionetics to amend. We are unable to predict what effect, if any, an unfavorable outcome to CDH in this matter could have on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is quoted on the Nasdaq-Amex National Market(SM) under the symbol CDIC. The following table sets forth for the periods indicated the high and low closing prices per share of common stock as furnished by The Nasdaq-Amex National Market(SM).

                                                                                           High    Low
                                                                                          ------  ------
          Year Ending November 30, 2000

            Fourth Quarter..............................................................  $ 6.50  $ 4.31

            Third Quarter ..............................................................    7.28    4.00

            Second Quarter..............................................................   13.13    4.66

            First Quarter...............................................................    7.00    3.16


          Year Ending November 30, 1999

            Fourth Quarter..............................................................  $ 3.35  $ 2.50

            Third Quarter...............................................................    3.75    1.38

            Second Quarter..............................................................    1.88    1.50

            First Quarter...............................................................    2.56    1.56

In May 2000, the Company moved from the Nasdaq Small Cap Market to the Nasdaq-Amex National Market System.

On February 22, 2001 there were approximately 13,000 holders of record of our common stock. We have not declared or paid any cash dividends on shares of our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our company's business, refer to Item I of this Form 10-KSB, Description of Business - Risk Factors

Results of Operations (This discussion refers to fiscal years which end on November 30)

In March 1998, we received FDA 510(k) marketing clearance for our BioZ.com(R) ICG monitoring system. The BioZ.com(R) is compact and features a transport battery, integrated blood pressure module and the ability to directly interface with most hospital central monitoring systems. The BioZ.com(R) utilizes our proprietary DISQ(TM) technology and ZMARC(TM) algorithm for improved measurement of impedance waveforms and automatic electronic calibration. The BioZ.com(R) accounted for 95% of our overall equipment sales in fiscal 2000, up from 90% in fiscal 1999.

Net sales in fiscal 2000 increased to $13,102,319, an increase of 80% over net sales of $7,280,908 recorded in fiscal 1999. The significant sales growth in fiscal 2000 is primarily due to the success of our domestic direct sales force, expansion of our international distributor network, our strategic alliance with GE Medical Systems Information Technologies and the growing awareness of the availability and clinical usefulness of our BioZ(R) products. As of November 30, 2000, we had an installed base of over 1,000 units in over 650 physician offices and hospital sites throughout the world.

Our direct sales force targets individual physician offices as well as hospitals in the United States with fewer than 100 beds. During fiscal 2000, we increased our direct sales force from 25 territory sales representatives and three regional sales managers at the beginning of the year, to 30 territory sales representatives, four regional sales managers and a U.S. distribution channels manager. In addition, we added four clinical sales specialists to our sales team in fiscal 2000. These clinical sales specialist assist in three primary areas: pre-sales activities including demonstrations, in-servicing post-sales customers, and on-going customer support to increase customer satisfaction and drive recurring revenues. In fiscal 2001 we plan to continue to expand our direct sales force and the number of clinical sales specialists as qualified candidates are identified in targeted metropolitan areas. However, the success of our direct sales expansion will be dependent, to a large degree, on our ability to identify, attract and retain qualified sales representatives with successful medical industry sales experience.

In November of 1998, we received CE Mark approval for our BioZ.com(R) which expanded our opportunities for distribution in Europe. During fiscal 1998 and 1999, we established international distribution agreements with 15 medical device distributors and in August 1999, we entered into a strategic alliance with GE Medical Systems Information Technologies for exclusive distribution of our BioZ.com(R) to select countries in Europe. In January 2000, the GE Medical Systems Information Technologies distribution agreement was expanded to include 18 additional countries including Russia, Egypt, Saudi Arabia, and United Arab Emirates. In September 2000, the agreement was again expanded to include Japan, the world's second largest healthcare market. Through GE Medical Systems Information Technologies and our other international distributors, we now have representation in over 70 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America. In May 2000, we received State Drug Administration approval from the People's Republic of China and in November 2000, a Canadian Medical Device License.

In October 1999, we entered into an agreement with GE Medical Systems Information Technologies for distribution of the BioZ.com(R) in the domestic hospital market. The agreement grants GE Medical Systems Information Technologies exclusive rights to market and sell our BioZ.com(R) in hospitals with over 100 beds, a market in which GE Medical Systems Information Technologies has a significant presence. GE Medical Systems Information Technologies is widely recognized for its success at introducing new technologies, particularly in the areas of diagnostic cardiology, clinical information systems and patient monitoring systems. Our direct sales force continues to focus their efforts on the outpatient market and the smaller US hospitals.

During the third quarter of fiscal 2000 we entered into an agreement with GE Medical Systems Information Technologies to jointly develop a custom plug-in module for the GE Solar(R) patient monitoring systems. The BioZ(R) ICG module will extend the capabilities of the Solar 7000 product family to provide all of the hemodynamic parameters of the BioZ.com(R) to GE Medical Systems Information Technologies installed customer base of over 30,000 units. The module is to be built at GE Medical Systems Information Technologies' facility in Milwaukee, Wisconsin using circuit board assemblies, patient cables and sensors supplied by us. The product will be distributed by the GE Medical Systems Information Technologies direct sales force worldwide, and we will receive a royalty payment for each module sold. We expect the module will be introduced to the market during the second quarter of 2001. We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 300,000 modular bedside monitors. In January 2001, GE Medical Systems Information Technologies committed to purchase $3.5 million of BioZ(R) products and modules from us during our 2001 fiscal year.

In March 2000, we entered into an agreement to provide ICG monitors and sensors to Profiles in Health, Inc., a privately held California corporation organized to provide a variety of healthcare data and support services for many diseases states, infection control and exposure management. Under the terms of the agreement, we manufactured and sold customized ICG monitors called BioZ.pc(TM), for integration into the Profiles in Health Proveillance(TM) system for use by healthcare providers and managed care organizations throughout the United States. On July 6, 2000 we received FDA 510(k) clearance for the BioZ.pc(TM) system. Pricing of the customized ICG components and sensors under the Profiles in Health agreement reflect a substantial volume discount. In our fourth fiscal quarter we established a 100% allowance for the receivables and inventory unique to Profiles in Health, Inc. as their inability to pay became apparent in the fourth quarter.

As a result of the increased working capital available from our July 25, 2000 financing, we offered an in-house no-interest equipment financing program through our direct sales force that provided a means for customers to purchase our BioZ.com(R) systems and receive financing for up to 60 months. This program was well received by our customers and accounted for approximately 40% of our net sales in the last half of fiscal 2000. We have established a similar program through a third-party financing company for future sales and do not intend to continue the internal equipment financing program in 2001.

In fiscal 2000, 74% of our overall sales were generated through our direct sales force with 19% coming through our distributor network, including GE Medical Systems Information Technologies. Of the sales generated through our distributor network, 9% involved international distributors and the remaining 10% related to domestic distributors.

Each time our BioZ(R) products are used, disposable sets of four dual sensors are required. The disposable sensors have a list price of $9.95 per application. In fiscal 2000, recurring revenue, which is primarily related to sales of our disposable sensors, increased by over 200% to $1,060,177, up from $342,210 in fiscal 1999. In May 2000, we received FDA 510(k) clearance on the BioZtect(TM) sensor and cable system which provide enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment. Its unique shape, chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. In October 2000, we filed two patent applications covering the utility and unique design features of the BioZtect(TM) sensors. During fiscal 2000 we implemented an auto-ship sensor program that allows customers to receive sensor pricing discounts in exchange for minimum monthly sensor purchase commitments. As the installed base of BioZ(R) equipment grows, we anticipate that the revenue generated by our disposable sensors will comprise an increasingly larger percentage of our overall sales.

We achieved a gross margin of $8,557,006, or 65%, in fiscal 2000, compared to a gross margin of $4,681,717, or 64%, in fiscal 1999. The improvement is primarily the result of a higher average unit sales price resulting from a greater percentage of our products being sold through our direct sales force, and a 15% reduction in our BioZ.com(R) direct material costs. These improvements were partially offset by an increase in our inventory obsolescence provision of $251,000 primarily related to the older BioZ(R) and the BioZ.pc(TM) systems.

During fiscal 2000 we continued to increase our internal capabilities for research and development, through the hiring of additional staff, thereby decreasing our reliance on outside engineering consulting services. Research and development expenses increased 44%, from $1,913,920 in 1999 to $2,757,855 in 2000, due to increased spending for the development of our BioZtect(TM) proprietary sensors, integration of our technology into the GE Solar(R) patient monitoring system and development of the BioZ.pc(TM). Included in research and development in fiscal 1999 is a non-cash charge of $350,479 related to the vesting of common stock warrants issued to GE Medical Systems Information Technologies to obtain access to their technology. This access has allowed us to commence development and integration of our proprietary ICG technology into GE Medical Systems Information Technologies patient monitoring systems. We continue to invest a significant portion of our resources in research, clinical studies, further enhancements to the BioZ(R) systems, joint technology and new product development. As a result, our research and development expenses continue to represent a substantial portion of our overall expense structure.

Selling, general and administrative expenses in fiscal 2000 were $14,300,442, up 137% from $6,041,919 in fiscal 1999. Included in the selling, general and administrative amount is a non-cash charge of $3,382,000 related to the vesting of the remaining 1,000,000 performance-based warrants issued to GE Medical Systems Information Technologies in August 1999 and $1,927,910 of bad debt expense related to past due accounts receivable balances including a 100% provision for amounts due from Profiles in Health. Excluding the non-cash charge for the warrants included in selling, general and administrative, expenses increased 81%. The majority of the increase was related to expansion of both our domestic direct sales force and our international distribution capabilities. During fiscal 2000 we increased the number of direct sales representatives to 30, and we plan to continue to expand our direct sales force and increase our investment in sales and marketing activities in fiscal 2001 and beyond.

Included in selling, general and administrative expenses in fiscal 2000 is $1,662,254 of administrative expenses related to the overall infrastructure and management of our company. We continue to focus on ongoing cost containment and targeting our investments to areas of the business that directly contribute to revenue growth. Although general and administrative expenses increased by 21% from $1,369,144 in fiscal 1999, as a percent of sales, general and administrative expenses decreased from 19% in fiscal 1999, to 13% in fiscal 2000.

We incurred interest expense of $226,056 in fiscal 2000, down from $311,461 in fiscal 1999. The $85,405 decrease is primarily because in August 2000, we repaid our term loan with City National Bank and our line of credit agreement with our Chairmen. We earned $481,066 of interest income on invested funds in fiscal 2000, up 429% from the $90,944 earned in fiscal 1999 due primarily to increased funds available for investment from the various financings during the year.

To achieve an orderly conversion of the shares of our Series A convertible preferred stock and minimize the potential impact on the market price of our common stock, in June of 1999, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of our Series A preferred stock. As a result of this transaction, we recorded a non-cash charge of $491,954.

In the third fiscal quarter of 1999, we declared a $191,564 stock dividend related to warrants issued to the Series A preferred shareholders in exchange for the relinquishment of their contractual right to purchase an additional $3,000,000 of convertible preferred stock. Preferred stock dividends were $226,030 in fiscal 1999 and due to the elimination of the preferred stock in August 1999 there were no dividends in fiscal 2000.

Fiscal 2000's net loss to common shareholders was $8,266,825, or $.19 per common share, versus a net loss to common shareholders of $4,218,957, or $.12 per share, in fiscal 1999. The fiscal 2000 net loss included non-cash charges of $3,382,000 for warrants that vested in the fourth quarter to GE Medical Systems Information Technologies and additional allowance for doubtful accounts of $1,927,910 related to past due accounts receivables including a 100% provision for amounts due from Profiles in Health, Inc.

The weighted-average number of common shares that we had outstanding during fiscal 2000 increased by 19% primarily due to the issuance of additional shares in the December 1999 and July 2000 common stock financings as well as the exercise of options and warrants during the year.

Liquidity and Capital Resources

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease commenced on September 1, 1997 and current lease payments are $16,991 per month. In fiscal 2000 and 1999, we invested $446,402 and $186,534 respectively, in property and equipment, including equipment acquired under capital lease, principally for new computers, software and equipment to be used in our manufacturing process.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. In February 1999 the maturity date of this line of credit was extended to September 30, 2000. Under the terms of the agreement, we could borrow up to $3,000,000 on an as-needed basis at an annual interest rate of 10%. In August of 1998, we borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the Imperial Bank credit facility. In August 2000, the private line of credit was repaid in full.

In May of 1998, we entered into a six-month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement, we could borrow up to $4,000,000, of which we borrowed $3,000,000. The term loan bore interest at 1% above the bank's prime rate and was guaranteed by the co-chairmen of our Board of Directors. In August 1998 we repaid $1,000,000, reducing the outstanding balance to $2,000,000. In exchange, the bank extended the loan to February 28, 1999. In February 1999, the bank term loan was repaid in full.

In August of 1998, we sold $3,000,000 of Series A convertible preferred stock. During fiscal 1999, we facilitated conversion of the remaining shares of the Series A preferred stock into common stock.

On February 26, 1999 we entered into a three-year unsecured term loan agreement with City National Bank which initially bore interest at the bank's prime rate. Under the terms of the agreement, we borrowed $2,000,000, the proceeds of which were used to repay the Imperial Bank term loan. The co-chairmen of our Board of Directors guaranteed the loan. The loan agreement contemplated principal installments of $83,333, plus accrued interest at 1% above the bank's prime rate, which commenced in March 2000. In August 2000, the bank term loan was repaid in full.

In January 1999, we established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. Although there were no borrowings under this line at November 30, 2000, the bank provided a waiver since our fourth quarter loss exceeded the maximum allowed under the line of credit. All the assets of the company collateralize the credit line. The Company is in the process of extending the line of credit for another year, through February 2002.

On May 28, 1999 we sold $5.2 million of common stock in a private placement to institutional and other accredited investors including Domain Associates, L.L.C., a Princeton, New Jersey-based venture capital group and Veritas Societe Generale. The investors purchased unregistered shares with a six-month holding restriction for $1.00 per share, representing a 27% discount from the closing bid price.

On December 3, 1999, we sold $3.3 million of common stock in a private placement to institutional investors who purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price.

In May 2000, we moved from the Nasdaq Small Cap Market to the Nasdaq-Amex National Market System (NMS). We believe trading on the NMS enables companies to address a broader investor base and to increase the liquidity of their stock.

On July 25, 2000 we sold $18.7 million of common stock in a private placement of approximately 3.3 million shares of our common stock to institutional and other accredited investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson. The financing was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated under the Act. In connection with the private placement, we incurred issuance costs totaling $1,382,086.

These financings, together with the bank credit facilities and the line of credit previously described, have provided the capital required to fund commercialization of our BioZ(R) products and ongoing research and development efforts. These financings have also allowed us to expand of our direct sales force and international sales presence, increase capital expenditures and meet our working capital requirements, including cash flow needs relating to the significant increase in accounts receivable resulting from higher sales volumes and extended payment terms.

Our long-term liquidity will depend on our ability to commercialize the BioZ(R) and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

We have operating loss carryforwards of approximately $29,044,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

Item 7.  Financial Statements

                         Independent Auditors' Report

The Board of Directors and Shareholders
CardioDynamics International Corporation:

We have audited the accompanying balance sheets of CardioDynamics International Corporation as of November 30, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the two year periods ended November 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation as of November 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the two year periods ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ KPMG LLP

San Diego, California
January 23, 2001

                   CardioDynamics International Corporation
                                Balance Sheets

                          November 30, 2000 and 1999

                                   Assets                                       2000                 1999
                                                                           --------------      ---------------
Current assets:
 Cash and cash equivalents                                                 $   11,595,050      $     2,405,710
 Accounts receivable, net of allowance for doubtful accounts
  of $1,648,760 in 2000 and $552,648 in 1999                                    3,770,915            4,226,470
 Inventory, net (note 2)                                                        2,254,579            1,344,527
 Other current assets, net (note 4)                                             1,142,288              116,070
                                                                           --------------      ---------------
                    Total current assets                                       18,762,832            8,092,777

Property and equipment, net (note 3)                                              575,455              335,760
Long-term receivables and note receivable, net (note 4)                         2,192,520               25,973
Deposits                                                                           29,792               42,500
                                                                           --------------      ---------------

                    Total assets                                           $   21,560,599      $     8,497,010
                                                                           ==============      ===============

                    Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                                          $    1,587,568      $     1,125,068
 Accrued expenses                                                                 563,773              183,910
 Accrued salaries, wages and benefits                                             670,867              309,083
 Current maturities of long-term debt (note 6)                                     85,151              885,932
 Line of credit (note 5)                                                               --            1,000,000
 Notes payable related parties (notes 5 and 7)                                         --            1,000,000
                                                                           --------------      ---------------

                    Total current liabilities                                   2,907,359            4,503,993

Long-term debt, less current maturities (note 6)                                   87,087            1,350,425
                                                                           --------------      ---------------

                    Total liabilities                                           2,994,446            5,854,418

Shareholders' equity: (notes 6, 7, 8 and 9)
Preferred Stock; no par value; 18,000,000 shares authorized; no shares
 issued or outstanding at November 30, 2000 or 1999                                    --                   --

Common stock; no par value; 100,000,000 shares authorized; issued and outstanding 45,518,475 shares at November 30, 2000 and 39,888,811
 shares at November 30, 1999                                                   48,270,367           24,079,981

Accumulated deficit                                                            29,704,214)         (21,437,389)
                                                                           --------------      ---------------
                    Total shareholders' equity                                 18,566,153            2,642,592
                                                                           --------------      ---------------
Commitments and contingencies (note 11)

                    Total liabilities and shareholders' equity             $   21,560,599      $     8,497,010
                                                                           ==============      ===============

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                           Statements of Operations

                For the years ended November 30, 2000 and 1999


                                                                2000                1999
                                                            -------------       -------------
Net sales                                                   $  13,102,319       $   7,280,908
Cost of sales                                                   4,545,313           2,599,191
                                                            -------------       -------------

          Gross margin                                          8,557,006           4,681,717
                                                            -------------       -------------
Operating expenses:
 Research and development                                       2,757,855           1,913,920
 Selling, general, and administrative expenses                 14,300,442           6,041,919
                                                            -------------       -------------

          Total operating expenses                             17,058,297           7,955,839
                                                            -------------       -------------

Loss from operations                                           (8,501,291)         (3,274,122)

Other expense:
 Interest, net                                                    255,010            (220,517)
 Other, net (note 8)                                               (9,452)           (497,488)
                                                            -------------       -------------

          Total other expense:                                    245,558            (718,005)

Loss before income taxes                                       (8,255,733)         (3,992,127)
Income taxes (note 10)                                            (11,092)               (800)
                                                            -------------       -------------

          Net loss                                             (8,266,825)         (3,992,927)

Preferred stock dividends                                              --            (226,030)
                                                            -------------       -------------

Net loss to common shareholders                             $  (8,266,825)      $  (4,218,957)
                                                            =============       =============

Net loss per common share, basic and diluted                $        (.19)      $        (.12)
                                                            =============       =============

Weighted-average number of common shares outstanding           43,145,043          36,296,495
                                                            =============       =============

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                      Statements of Shareholders' Equity

                For the years ended November 30, 2000 and 1999

                                                             Common Stock              Accumulated
                                                     -----------------------------
                                                         Shares           Amount           Deficit           Total
                                                     ------------    -------------    --------------    -------------
Balance at November 30, 1998                           32,676,029    $  15,598,274    $  (17,218,432)   $  (1,620,158)
Compensatory stock options granted                             --            8,274                --            8,274
Issuance of common stock warrants                              --          554,174                --          554,174
Issuance of common stock, net                           5,527,272        5,577,338                --        5,577,338
Issuance of common stock - upon exercise of
 stock options                                             91,000          151,000                --          151,000
Issuance of common stock - upon conversion of
 preferred stock                                        1,567,962        2,145,224                --        2,145,224
Preferred stock dividends paid in common stock
and warrants                                               26,548           45,697          (226,030)        (180,333)
Net loss                                                       --               --        (3,992,927)      (3,992,927)
                                                     ------------    -------------    --------------    -------------

Balance at November 30, 1999                           39,888,811       24,079,981       (21,437,389)       2,642,592
Compensatory stock options granted                             --           63,796                --           63,796
Issuance of common stock - upon conversion of
 long-term debt                                           101,521           25,380                --           25,380
Issuance of common stock warrants                              --        3,382,000                --        3,382,000
Issuance of common stock, net                           4,667,767       20,398,918                --       20,398,918
Issuance of common stock - upon exercise of
 stock options and warrants                             1,279,284        2,516,934                --        2,516,934
Redemption of  common stock from related party           (418,908)      (2,196,642)               --       (2,196,642)
Net loss                                                       --               --        (8,266,825)      (8,266,825)
                                                     ------------    -------------    --------------    -------------

Balance at November 30, 2000                           45,518,475    $  48,270,367    $  (29,704,214)   $  18,566,153
                                                     ============    =============    ==============    =============

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                           Statements of Cash Flows

                For the years ended November 30, 2000 and 1999

                                                                                  2000            1999
                                                                             --------------   -------------
Cash flows from operating activities:
 Net loss                                                                    $   (8,266,825)  $  (3,992,927)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     206,707         116,807
  Gain on sale of fixed assets                                                           --            (614)
  Provision for obsolete inventory                                                  138,148          69,829
  Provision for warranty repairs                                                    (94,531)         75,752
  Reduction in reserve for inventory returns                                             --         (23,040)
  Provision for demonstration inventory                                             (56,698)         60,459
  Provision for doubtful receivables                                              1,096,112         519,920
  Provision for doubtful long-term receivables                                      565,810              --
  Compensatory stock options granted                                                 63,796           8,274
  Warrants issued                                                                 3,382,000         350,479
  Non-cash expense for retirement of Series A preferred stock                            --         483,333
  Other non-cash items                                                              (19,313)             --
  Changes in operating assets and liabilities:
   Accounts receivable                                                             (640,557)     (4,114,200)
   Inventory                                                                       (991,502)       (479,451)
   Other current assets                                                          (1,026,218)        (28,274)
   Long-term receivables and note                                                (2,732,357)        (25,973)
   Deposits                                                                          12,708          (2,401)
   Accounts payable                                                                 462,500         547,232
   Accrued expenses                                                                 431,568          29,726
   Accrued salaries, wages and benefits                                             361,784          32,904
   Deferred service revenue                                                          42,826              --
                                                                             --------------     -----------

          Net cash used in operating activities                                  (7,064,042)     (6,372,165)
                                                                             --------------     -----------

Cash flows from investing activities:
 Purchases of property and equipment                                               (380,434)        (33,542)
 Proceeds from sale of fixed assets                                                      --           1,498
                                                                             --------------     -----------

          Net cash used in investing activities                                    (380,434)        (32,044)
                                                                             --------------     -----------

(Continued)

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                For the years ended November 30, 2000 and 1999

                                                                                   2000             1999
                                                                               ------------     -------------
Cash flows from financing activities:
 Repayment of long-term debt                                                   $ (2,085,394)    $  (2,066,666)
 Borrowing of long-term debt                                                             --         2,000,000
 Proceeds from line of credit                                                            --         1,000,000
 Repayment of revolving line of credit                                           (1,000,000)               --
 Repayment of note payable - related party                                       (1,000,000)               --
 Exercise of options and warrants                                                 2,516,934           151,507
 Redemption of common stock from related party                                   (2,196,642)               --
 Preferred stock issuance costs                                                          --            (8,608)
 Issuance of common stock, net                                                   20,398,918         5,100,600
                                                                               ------------     -------------

          Net cash provided by financing activities                              16,633,816         6,176,833
                                                                               ------------     -------------

Net increase (decrease) in cash and cash equivalents                              9,189,340          (227,376)

Cash and cash equivalents at beginning of year                                    2,405,710         2,633,086
                                                                               ------------     -------------

Cash and cash equivalents at end of year                                       $ 11,595,050     $   2,405,710
                                                                               ============     =============

                                                                                   2000             1999
                                                                               ------------     -------------
Supplemental disclosures of cash flow information:
 Cash paid for interest                                                        $    226,056     $     311,461
 Cash paid for income taxes                                                    $     11,092     $         800

Supplemental disclosures of non-cash investing and financing activities:
 Common stock issued upon redemption or conversion of preferred stock                    --     $   2,145,224
 Common stock issued to extinguish long-term debt including interest           $     25,380                --
 Fixed assets acquired by capital lease                                        $     65,968     $     152,992
 Preferred stock dividends paid in common stock and warrants                             --     $     226,030

See accompanying notes to financial statements.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999

(1)  Summary of Significant Accounting Policies

     Description of Business

     CardioDynamics International Corporation (the "Company") was incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and changed its name to CardioDynamics International Corporation in October 1993. The Company develops, manufactures and markets heart-monitoring devices that provide physicians with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike other cardiac function monitoring technologies, the Company's monitors are noninvasive. The Company's primary products, the BioZ(R) System, the BioZ(TM) Portable, and the BioZ.com(R), use a technology called impedance cardiography (ICG) to obtain data which is typically available only through a time-consuming, costly and potentially dangerous invasive procedure known as pulmonary artery catheterization, or PAC.

     Many patients who might otherwise benefit from cardiac function monitoring are often not monitored because the risks and costs associated with PAC outweigh the potential benefits. The BioZ(R) Systems allow these patients to be monitored in a safe, efficient and cost-effective manner. Since the BioZ(R) Systems provide cardiac function monitoring noninvasively, they have the potential to expand the number of clinical applications well beyond cardiology, intensive care and surgery. These include applications for congestive heart failure, high blood pressure, emergency, dialysis, immune suppressed, high risk obstetric and pacemaker patients.

     Cash Equivalents

     Cash equivalents consist of short-term money market funds and commercial paper and are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts, and management believes it places its cash on deposit with financial institutions that are financially stable. At November 30, 2000, the Company has cash deposits in excess of federally insured limits totaling $11,395,050.

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

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(1)  Summary of Significant Accounting Policies - (Continued)

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

     Advertising

     All advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $745,012 in 2000 and $320,728 in 1999.

     Segment Reporting

     Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company's business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company's services and customers.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(1)  Summary of Significant Accounting Policies - (Continued)

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

     Net Loss Per Share

     Net loss per common share is computed by dividing the net loss to common shareholders by the weighted-average number of shares outstanding during the period. Diluted loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. Basic and diluted loss per share of common stock are the same for the years ended November 30, 2000 and 1999 as all potentially dilutive securities are antidilutive. For fiscal years ended November 30, 2000 and 1999, the following options and warrants, each convertible into one share of common stock, were not included in the diluted earnings per share calculation as their effect was antidilutive.

                                               For the Year Ended November 30,
                                               -------------------------------
                                                   2000               1999
                                               ------------       ------------
            Stock options....................     3,533,915          3,831,666
            Warrants.........................     2,472,170          2,993,184

     Significant Customers

     In August 1999, the Company entered into a strategic alliance with GE Medical Systems Information Technologies for distribution of our BioZ.com(R) in Europe. In October 1999 the Company expanded on the European agreement by signing a US hospital distribution agreement with GE Medical Systems Information Technologies. In September 2000, the alliance was expanded to include Japan. During fiscal 1999 sales to GE Medical Systems Information Technologies resulted in $1,075,800 of revenue, representing 15% of net sales. Sales to international distributors including GE Medical Systems Information Technologies represented 21% of net sales during fiscal 1999. During fiscal 2000 sales to GE Medical Systems Information Technologies resulted in $1,768,860 of revenue, representing 14% of net sales. Sales to international distributors including GE Medical Systems Information Technologies represented 9% of net sales during fiscal 2000.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(1)  Summary of Significant Accounting Policies - (Continued)

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, long term receivables, accounts payable, accrued expenses and accrued salaries, wages and benefits, are considered to be representative of their fair values because of the short-term nature of these financial instruments. The carrying amount of long-term debt is a reasonable estimate of fair value as the loans bear interest based on market rates available for debt with similar terms. It is not practical to estimate the fair value of notes payable to related parties because of the related party nature.

     Stock-Option Plan

     The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company applies the disclosure only provisions of SFAS No. 123, which established accounting and disclosure requirements using fair-value-based methods of accounting for stock based employee compensation plans.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses for long-lived assets to be held and used are recorded by reducing the carrying value, to the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

     Reclassifications

     Certain reclassifications have been made to certain prior year balances in order to conform to current year presentation.

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(1)  Summary of Significant Accounting Policies - (Continued)

     Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137, which deferred the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the first quarter in the fiscal year ending November 30, 2001. Adoption of this standard is not expected to have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of this standard did not materially effect the Company's financial position or results of operations.

(2)  Inventory

     Inventory at November 30, 2000 and 1999 consists of the following:

                                                              2000           1999
                                                          -----------    -----------
          Electronic components and subassemblies         $ 1,737,265    $   791,603
          Finished goods                                      623,764        552,025
          Demonstration units                                 602,291        628,190
          Less provision for obsolete inventory              (504,862)      (366,714)
          Less provision for demonstration inventory         (203,879)      (260,577)
                                                          -----------    -----------

                                                          $ 2,254,579    $ 1,344,527
                                                          ===========    ===========

     In 2000 and 1999 the Company used a number of vendors for components and subassemblies and believes that, should these suppliers not be able to provide inventory to the Company in the future, it would be able to obtain alternate suppliers within a reasonable amount of time to meet production demands.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(3)  Property and Equipment

     Property and equipment at November 30, 2000 and 1999 consist of the following:

                                                                  2000            1999
                                                              ------------    ------------
          Furniture                                           $    149,290    $     81,165
          Exhibit booth                                              4,800           4,800
          Other equipment                                          101,277          93,779
          Lab equipment                                             67,533          58,175
          Manufacturing equipment and fixtures                     160,596          52,070
          Sales equipment                                           26,282          26,282
          Computer software and equipment                          444,914         193,134
          Leasehold improvements                                   117,000         115,885
                                                              ------------    ------------

                                                                 1,071,692         625,290
          Less accumulated depreciation and amortization          (496,237)       (289,530)
                                                              ------------    ------------

                                                              $    575,455    $    335,760
                                                              ============    ============

     At November 30, 2000 and 1999, the Company had $310,204 and $244,236, of property and equipment under capital lease, respectively. Accumulated amortization on the leased equipment was $143,107 in 2000 and $60,338 in 1999.


(4)  Long-Term Receivables and Note Receivable

     In March 2000, the Company entered into a license and purchase agreement with Profiles in Health, Inc., a privately held California corporation. Under the terms of the agreement, the Company manufactured and provided custom ICG monitors called BioZ.pc(TM) and disposable sensor sets. Under the terms of the agreement, the Company has a right to suspend performance should Profiles in Health become delinquent on any amounts due us. As of November 30, 2000, the Company has suspended shipments and established a 100% allowance for the receivables and inventory unique to this customer.

     Beginning in the third fiscal quarter, the Company began offering no-interest financing of it's BioZ(TM) systems with a maturity ranging from 24 to 60 months and are collateralized by the equipment.

                   CardioDynamics International Corporation

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(4)  Long-Term Receivables and Note Receivable - (continued)

     Long-term receivables and note at November 30, 2000 and 1999 consist of the following:

                                                                         2000               1999
                                                                   ---------------      -------------
          Long-term receivables, net of deferred interest          $     3,344,703      $      25,973
          Secured note receivable                                          324,991                 --
          Less allowance for doubtful long-term receivables               (565,810)                --
                                                                   ---------------      -------------

                                                                         3,103,884             25,973
          Less current portion of long-term receivables                   (911,364)                --
                                                                   ---------------      -------------

                                                                   $     2,192,520      $      25,973
                                                                   ===============      =============

     The fair value of the long-term receivable is estimated by discounting the future cash flows using an interest rate of 8.5%. At November 30, 2000, the fair value of the receivable approximated the carrying value.

(5)  Financing Agreements

     In February of 1999 the Company entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank. Under the terms of the agreement the Company borrowed $2,000,000 with monthly interest only payments for the first 12 months at the bank's prime rate. During the second fiscal quarter of 2000 the Company began making monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. In connection with the loan, the Company issued to the bank 50,000 warrants to purchase our common stock at $2.20 per share. The co-chairmen of the Company's Board of Directors guaranteed the loan. During the quarter ended August 31, 2000, the loan was repaid in full.

     In January 1999, the Company established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, the Company is required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. Although there were no borrowings under this line at November 30, 2000, the bank provided a waiver since the Company's fourth quarter loss exceeded the maximum allowed under the line of credit. All the assets of the company collateralize the credit line. The Company is in the process of extending the line of credit for another year, through February 2002.

     In May of 1998, the Company entered into a six-month unsecured term loan agreement with Imperial Bank. Under the terms of the agreement, the Company could borrow up to $4,000,000, of which the Company borrowed $3,000,000. The term loan bore interest at one percent above the bank's prime rate and was guaranteed by the co-chairmen of the Company's board of directors. In August 1998 the Company repaid $1,000,000, reducing the outstanding balance to $2,000,000. In exchange, the Bank extended the loan until February 28, 1999. In February 1999, the term loan was repaid in full.

                   CardioDynamics International Corporation

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(6)  Long-term Debt

     In March 1998, the Company entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement the Company could borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10.0%. In August 1998, the Company borrowed $1,000,000 on this line of credit and used the proceeds to reduce outstanding borrowings under the Imperial Bank term loan. During the quarter ended August 31, 2000, the loan was repaid in full.

     Long-term debt at November 30, 2000 and 1999 consists of the following:

                                                                         2000           1999
                                                                      ----------     ----------
          Prepetition and postpetition payroll taxes payable in
           installments including interest at 8%.                             --     $   22,513

          Note payable to City National Bank, payable in monthly
           principal installments of $83,333 each plus interest at
           1% above the bank's prime rate, beginning in March 2000,
           guaranteed by certain shareholders.                                --      2,000,000

          Capital lease obligations payable in monthly installments
           between $52 and  $1,192, bearing interest at rates
           between 10% and 20.8%, maturing from December 2000 to
           February 2005.                                             $  172,238        188,884

          Note payable to CardioDynamics Holdings, LLC, a related
           party, collateralized by a subordinated interest in
           substantially all assets of the Company, bearing
           interest at 7.5% per annum with interest-only payments
           due quarterly, maturing March 31, 2000.                            --         25,000
                                                                      ----------     ----------

                                                                         172,238      2,236,357
          Less current maturities of long-term debt                      (85,151)      (885,932)
                                                                      ----------     ----------

                                                                      $   87,087     $1,350,425
                                                                      ==========     ==========

     The aggregate maturities of long-term debt subsequent to November 30, 2000 are as follows: 2001, $85,151; 2002, $69,394; 2003, $13,833; 2004, $2,589;
     and 2005 $ 1,271.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999

(7)  Shareholders' Equity

     During February 1995, the Company entered into an agreement with a related party, CardioDynamics Holdings, LLC ("CDH"), a California limited liability company, for the sale of approximately 37.6% of the Company's common stock. Additionally, the Company issued a five-year secured promissory note (the "CDH note") in the amount of $100,000. In fiscal 1996 and 1997, the CDH note was amended to increase the loan amount, establish a per share conversion price of $0.25 per share, subject to adjustment under specified circumstances, and change the maturity date to March 31, 2000. The CDH note was collateralized by a subordinated interest in substantially all of the assets of the Company. Advances under the CDH note accrued interest at 7.5% with interest-only payable quarterly through maturity at March 31, 2000. Upon maturity, the balance including interest, was converted into 101,521 shares of CardioDynamics common stock.

     On March 6, 1997, in connection with the $7.2 million private placement the Company issued 276,514 common stock warrants to EVEREN Securities, Inc. which served as placement agent. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.56, until the expiration date of March 5, 2002. During fiscal 2000, 183,880 of the warrants were exercised.

     On May 15, 1998, in connection with the completion of the Imperial Bank financing agreement, 33,334 common stock purchase warrants were issued to the bank. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.00, until the expiration date of May 14, 2003. On August 21, 1998 an additional 15,000 common stock purchase warrants were issued to the bank. Each warrant represented the right to purchase one share of the Company's stock at an exercise price of $2.00, until the expiration date of August 21, 2003. In March 2000, all of the warrants were exchanged resulting in the issuance of 37,934 shares of common stock.

     On August 21, 1998, in connection with the shares of Series A convertible preferred stock issuance, 123,000 common stock purchase warrants were issued. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.55, until the expiration date of August 21, 2003. During fiscal 2000, 113,800 of the warrants were exercised.

     In March 1999, in connection with the City National Bank financing agreement, the Company issued 50,000 common stock warrants. Each warrant represented the right to purchase one share of the Company's stock at an exercise price of $2.20, until the expiration date of March 7, 2004. In September 2000, all of the warrants were exercised.

     On May 28, 1999 the Company completed a $5.2 million private placement of common stock to institutional and other accredited investors who purchased unregistered shares with a six-month holding restriction for $1.00 per share, representing a 27% discount from the closing bid price.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(7)  Shareholders' Equity - (Continued)

     On August 25, 1999 the Company issued 2,000,000 common stock warrants to GE Medical Systems Information Technologies. 1,000,000 of the warrants were granted to GE Medical Systems Information Technologies to obtain access to their technology. In connection with these warrants, the Company recorded a non-cash charge of $350,479 in fiscal 1999. The final 1,000,000 performance based warrants vested during November 2000 because GE Medical Systems Information Technologies met its minimum sales objectives. This resulted in a non-cash charge included in sales and marketing expense of $3,382,000 based on the fair market value of the warrants. Each warrant represents the right to purchase one share of the Company's stock at an exercise price of $4.10, until the expiration date of August 25, 2004.

     On December 3, 1999, the Company completed a $3.3 million private placement of common stock to institutional investors who purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price.

     On July 25, 2000, the Company completed an $18.7 million private placement of approximately 3.3 million shares of common stock to institutional and other accredited investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson. The financing was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated under the Act. In connection with the private placement the Company incurred issuance costs totaling $1,382,086.

(8)  Convertible Preferred Stock

     On August 21, 1998, the Company sold 3,000 shares of Series A convertible preferred stock to institutional investors for $3,000,000, net of issuance costs of $117,463. The Series A preferred stock was convertible into common stock at the lesser of $2.70 or 95% of the then-current common stock market value (92% after August 21, 1999). The Series A preferred stock had a cumulative dividend of 3% per year, which could be paid in cash or the Company's common stock at the discretion of the Company. For the year ended November 30, 1999, the Company issued 26,548 shares of common stock as dividends to the preferred shareholders. There were no dividends paid during the fiscal year ended November 30, 2000.

                   CARDIODYNAMICS INTERNATIONAL CORPORATION

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(8)  Convertible Preferred Stock - (Continued)

     To achieve an orderly conversion of the outstanding shares of the Series A convertible preferred stock and minimize the potential impact on the market price of the Company's common stock, in June 1999, the Company identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the Series A preferred stock. In conjunction with this transaction, the Company issued 305,772 additional shares of common stock at the market price of $1.56 per share and 20,336 common stock purchase warrants at an exercise price of $1.63, with an expiration date of June 2002. As a result of the Series A preferred stock retirement, the Company recorded a non-cash accounting charge of $483,333, which is included in other expenses. During fiscal 1999 all outstanding shares of the Series A preferred stock were converted into 1,567,962 shares of common stock.

     The original purchasers of the Series A preferred stock could, under specified conditions, require the Company to sell them up to 3,000 shares of Series B preferred stock. In August 1999, we declared $191,564 of preferred stock dividends related to 375,000 premium priced warrants issued to the Series A preferred shareholders in exchange for the relinquishment of their contractual right to purchase an additional $3,000,000 of convertible preferred stock. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.54 per share, until the expiration date in August 2004. In March 2000, 25,000 of these warrants were exercised.

(9)  Stock Options

     In 1995, the shareholders approved a Stock Option/Stock Issuance Plan (the "Option Plan") that provides for the granting of options to officers, directors and key employees to purchase the Company's common stock. Under the Option Plan, as amended in 1998, 4,000,000 shares of common stock have been reserved for granting of options at not less than 85% of the fair market value of the Company's common stock on the date of grant.

     The Option Plan also provides for monthly grants, at fair market value to each non-employee director of the Company, of options to purchase 1,000 shares of Company common stock as payment for director fees for each full month of service. The options are exercisable immediately upon grant and expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board. During fiscal 2000 and 1999, 68,000 and 81,000 options, respectively, were granted to the Board of Directors. The Option Plan also provides for grants of options and issuance's of stock in exchange for professional services. During fiscal years 2000 and 1999 30,800 and 37,500 options were granted in exchange for services. The options were valued at $63,796 and $8,274, respectively.

     At November 30, 2000, there were 1,132,415 shares available for grant under the Option Plan. The per share weighted-average fair value of stock options granted during fiscal 2000 and 1999 was $3.96 and $0.80 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0%, risk-free interest rate of 5.66%, expected volatility of 90.9% and an expected life of 4 years; 1999 - expected dividend yield 0%, risk-free interest rate of 5.17%, expected volatility of 33.2% and an expected life of 4 years.

                   CardioDynamics International Corporation

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(9)  Stock Options - (Continued)

     The Company applies APB Opinion No. 25 in accounting for its Option Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options issued to officers, directors and employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below:

                                                                            2000                     1999
                                                                      ----------------         ----------------
     Net loss to common shareholders, as reported                     $     (8,266,825)        $     (4,218,957)
     Pro forma net loss to common shareholders                        $    (11,378,057)        $     (4,740,510)
     Net loss per common share, basic and diluted, as reported        $           (.19)        $           (.12)
     Pro forma net loss per common share, basic and diluted           $           (.26)        $           (.13)

     Stock option activity during the periods indicated is as follows:

                                                            Weighted-average
                                          Number of shares   exercise price
                                        ------------------  ----------------
     Balance at November 30, 1998               2,005,000   $           1.91
     Granted                                      655,700               2.34
     Exercised                                    (91,000)              1.66
     Forfeited                                   (244,834)              1.89
     Expired                                      (38,000)              2.85
                                        -----------------   ----------------
     Balance at November 30, 1999               2,286,866   $           2.04

     Granted                                      793,568               5.92
     Exercised                                   (571,670)              1.85
     Forfeited                                   (196,181)              3.27
     Expired                                      (16,668)              3.22
                                        -----------------   ----------------

     Balance at November 30, 2000               2,295,915   $           3.30
                                        =================   ================

     At November 30, 2000 the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was $3.30 and eight years. At November 30, 2000 and 1999, the numbers of options exercisable were 1,091,629 and 968,269, respectively, and the weighted-average exercise prices of those options were $2.55 and $2.15, respectively.

                   CardioDynamics International Corporation

                         Notes to Financial Statements

                          November 30, 2000 and 1999


(9)  Stock Options - (Continued)

     The following table sets forth information regarding options outstanding at November 30, 2000:

                                            Options Outstanding                                  Options Exercisable
                       ------------------------------------------------------------    ------------------------------
                                           Weighted-
                                            average              Weighted-                              Weighted-
         Range of                          remaining              average                                average
         exercise          Number         contractual            exercise             Number            exercise
          prices         outstanding         life                  price             exercisable          price
     ---------------   -------------   ------------------    ------------------    ---------------    ------------
     $   0.00 - 1.18        128,000           5.3                 $   1.00                  78,000       $   1.00
         1.19 - 2.37      1,038,047           7.7                     1.84                 599,979           1.83
         2.38 - 3.56        380,500           7.1                     3.03                 300,207           3.06
         3.57 - 4.75         76,850           9.2                     4.21                  23,799           4.06
         4.76 - 5.94        264,450           9.7                     5.29                  28,900           5.35
         5.95 - 7.12        338,800           9.2                     6.21                  33,900           6.32
         7.13 - 8.31         61,268           9.3                     8.02                  20,844           8.03
         8.32 - 9.50          7,000           8.2                     8.71                   6,000           8.71
        9.51 - 11.88          1,000           9.3                    11.88                      --             --
                       ------------                                                    -----------

                          2,295,915           8.0                 $   3.30               1,091,629       $   2.55
                       ============                                                    ===========

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

                   CardioDynamics International Corporation

                         Notes to Financial Statements

                          November 30, 2000 and 1999

(9)  Stock Options - (Continued)

     As part of an employment agreement with its then chief executive officer, Richard Otto, 250,000 non-transferable stock options were granted (outside the Option Plan) to Mr. Otto at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company's common stock attains specified levels. During fiscal 2000, 100,000 of these options vested and were exercised. At November 30, 2000, of the remaining 150,000 options, none were vested. The options expire June 15, 2005.

     On March 23, 1998, the Company entered into an employment agreement with Michael K. Perry, who succeeded Mr. Otto as chief executive officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (outside the Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche is not scheduled to vest until March 23, 2002. Under the stock option cancellation/regrant program, Mr. Perry relinquished his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over a four-year period with a commencement date of October 16, 1998. At November 30, 2000, 440,500 of the options are vested. The options expire on October 15, 2008.


(10) Income Taxes

     Income taxes in the accompanying statements of operations are comprised of the following:

                                                          2000         1999
                                                       ----------   ----------
          Federal                                              --           --
          State                                        $   11,092   $      800
                                                       ----------   ----------

                                                       $   11,092   $      800
                                                       ==========   ==========

     At November 30, 2000, the Company had federal net operating loss carryforwards of approximately $29,044,000, expiring as follows:

               2001           $  443,000          2010      $ 2,376,000
               2002            1,284,000          2011        2,444,000
               2005              753,000          2012        3,201,000
               2006              787,000          2018        4,445,000
               2007              557,000          2019        3,549,000
               2008              433,000          2020        8,259,000
               2009              513,000

                   CardioDynamics International Corporation

                         Notes to Financial Statements

                          November 30, 2000 and 1999

(10) Income Taxes - (Continued)

     These amounts may be subject to significant limitations under section 382 of the Internal Revenue Code of 1986. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

     At November 30, 2000, the Company had state of California net operating loss carryforwards of approximately $21,907,000 that expire between 2000 and 2005.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30, 2000 and 1999 are as follows:

                                                             2000            1999
                                                         ------------     -----------
          Deferred tax assets:
           Net operating loss carryforwards              $ 11,811,500     $ 8,707,200
           Allowance for doubtful accounts and returns        948,700         236,700
           Inventory                                          624,900         792,300
           Deferred Compensation                            1,637,900              --
           Accrued expenses                                   246,400         220,900
           Other                                               26,400          21,900
                                                         ------------     -----------

                    Total gross deferred tax assets        15,295,800       9,979,000

          Valuation allowance                             (15,295,800)     (9,979,000)
                                                         ------------     -----------

                    Net deferred tax assets              $         --     $        --
                                                         ============     ===========

     A 100% valuation allowance has been applied to these net deferred tax assets. Accordingly, no tax benefit has been recorded for the years ended November 30, 2000 and 1999.

     The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended November 30,

                                                                  2000             1999
                                                              ------------     -----------
     Computed "expected" tax benefit                          $ (2,806,949)    $(1,357,600)
     State and local taxes, net of federal benefit                (434,411)       (209,200)
     Change in valuation allowance, net                          3,394,447       1,406,700
     Other                                                        (141,995)        160,900
                                                              ------------     -----------
     Provision for Income Taxes                               $     11,092     $       800
                                                              ============     ===========

                   CardioDynamics International Corporation

                         Notes to Financial Statements

                          November 30, 2000 and 1999

(11) Leases

     In June 1997, the Company entered into a five-year operating lease for a 18,000 square-foot manufacturing facility that also houses the Company's research, development, marketing, sales and administrative activities. Future minimum lease payments under all non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of November 30, 2000 are:

           Years ending November 30,
     -----------------------------------
                    2001                                         $   223,066
                    2002                                             165,293
                                                                 -----------

                    Total minimum lease payments                 $   388,359
                                                                 ===========

     Rent expense under operating leases was $264,045 and $286,570 for the years ended November 30, 2000 and 1999, respectively.

(12) 401(k) Plan

     Effective April 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986. Employees who have completed three months of service and are 21 years of age are eligible to participate in the plan, subject to limitations. The Company may make discretionary contributions to the plan. Eligible employees may contribute up to 20% of eligible wages. Employer matching contributions were $42,232 and $24,107 for the fiscal years ended November 30, 2000 and 1999, respectively.

(13) Related Party Transactions

     The Company receives certain engineering, development and consulting services from a related party. The Company paid $898,439 and $391,293 for these services in fiscal 2000 and 1999, respectively. Amounts payable to this related party at November 30, 2000 and 1999 were $246,400 and $38,509, respectively. Cam Garner, a member of our Board of Directors, was paid $25,000 in each of the last two fiscal years for consulting services.


(14) Segment Information

     Revenues derived by geographic segment are as follows:

                                  2000               1999
                              -----------         ----------
     U.S.                     $11,981,926         $5,759,630
     Foreign                    1,120,393          1,521,278
                              -----------         ----------
                              $13,102,319         $7,280,908
                              ===========         ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE ACT CONTROL EXCHANGE ACT

Directors and Executive Officers

     Our directors and executive officers as of February 22, 2001 are as follows:

Name                                              Age                    Position(s)
----                                              ---       -----------------------------------
James C. Gilstrap............................     64        Chairman of the Board of Directors
Michael K. Perry.............................     40        Chief Executive Officer and Director
Rhonda F. Rhyne..............................     40        President
Stephen P. Loomis............................     40        Chief Financial Officer
Richard E. Trayler...........................     49        Chief Operating Officer
Dennis G. Hepp...............................     52        Chief Technology Officer
Russell H. Bergen............................     54        Vice President of Operations
Connie R. Curran, Ed.D., RN..................     53        Director
Jaques C. Douziech...........................     53        Director
Cam L. Garner................................     52        Director
Richard O. Martin, Ph.D......................     61        Director
J. Michael Paulson...........................     45        Director

          James C. Gilstrap served as the chairman of our board of directors from May 1995 to June 1996 and co-chairman of the board from June 1996 until Mr. Paulson's death in July 2000, at which time Mr. Gilstrap resumed his role as chairman. Mr. Gilstrap is retired from Jefferies & Company, where he served as senior executive vice president, partner and a member of the executive committee. Mr. Gilstrap is past president of the Dallas Securities Dealers, as well as a past member of the board of governors of the National Association of Securities Dealers, Inc.

          Michael K. Perry has been our chief executive officer and a director since April 1998. From 1994 to 1997, Mr. Perry was vice president of operations at Pyxis Corporation, a leading provider of healthcare automation, information management services and pharmacy management services to hospitals and outpatient facilities. Pyxis was sold to Cardinal Health, Inc. in 1996. Prior to joining Pyxis, Mr. Perry served in management with the medical products group of Hewlett Packard Company. Additionally, he was director of quality for a division of Hewlett-Packard's deskjet printer group. Mr. Perry holds a bachelor's degree in mechanical engineering from General Motors Institute and a master's degree in business administration from Harvard University. Mr. Perry serves on the advisory board of the University of California San Diego Cardiovascular Center.

          Rhonda F. Rhyne has been our president since June 1997, previously serving as chief operating officer from 1996 to 1997 and as vice president of operations from 1995 to 1996. From 1992 until 1995, Ms. Rhyne was president, chief executive officer and vice president of sales and marketing of Culture Technology, Inc. Ms. Rhyne has also held positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Rhyne holds a bachelor's degree in pharmacy from Washington State University and a master's degree in business administration, executive program, from University of California Los Angeles, Anderson School of Business.

          Stephen P. Loomis joined us in September 1996 as vice president of finance and has held the positions of chief financial officer and corporate secretary since April 1997. From 1993 until 1996, he served as director of financial reporting at Kinko's Inc. From 1988 to 1993, Mr. Loomis was chief financial officer for Terminal Data Corporation, a publicly traded company. He earned his bachelor's degree in business administration from California State University at Northridge. Mr. Loomis is a certified public accountant.

          Richard E. Trayler has served as our chief operating officer since July 1997. From 1982 to 1997, Mr. Trayler held the positions of regional and divisional sales manager at Quinton Instrument Company. He has also held positions at the Heart Institute for CARE, the University of Washington and the Boeing Company. Mr. Trayler earned a bachelor's degree from Texas A&M University and a master's degree from the University of Washington.

          Dennis G. Hepp has been our chief technology officer since June 1997 and has served as a consultant to us since July 1995. From 1974 to 1986, Mr. Hepp held engineering and management positions at Medtronic, Inc. In 1989, Mr. Hepp founded, and remains a key employee and managing director of, Rivertek Medical Systems, Inc., an engineering consulting firm to medical device manufacturers. Mr. Hepp holds a bachelor's degree in electrical engineering from the University of Detroit.

          Russell H. Bergen has served as our vice president of operations since September 1998. From 1971 to 1998, Mr. Bergen held management positions in the instrument group, peripheral products group and inkjet business unit of Hewlett Packard Company. Previously, Mr. Bergen was employed at Honeywell, Inc. as a procurement engineer. Mr. Bergen earned a bachelor's degree in aerospace engineering and manpower management from the University of Colorado at Boulder.

          Connie R. Curran, Ed.D., RN became a director in February 2000. Dr. Curran has been president and chief executive officer of CurranCare since 1995, has held a variety of executive positions in academia and multi-system healthcare operations and serves as vice president of the American Hospital Association, national director of patient care for APM, Inc. and a director for Allegiance Corporation and Finova Group. Dr. Curran holds a master's degree in medical-surgical nursing from De Paul University and a doctorate in educational psychology from Northern Illinois University.

          Jacques C. Douziech has served as a director since July 2000. Mr. Douziech is Venture Advisor for Sofinov, Biotechnology and Life Sciences Division, a subsidiary of the Caisse de depot et placement du Quebec. From 1998 to March 2000, Mr. Douziech was Vice President and served as Director of Business Development at Procrea Biosciences, and from 1980 to 1989 and 1991 to 1998, he held executive positions at Boehringer Mannheim Canada (now Roche Diagnostics). He was also Marketing Director at Kodak Canada Inc. and Vice President, Sales & Marketing of Synermed Diagnostics from 1989 to 1991. Douziech worked from 1965 to 1979 at the Queen Elizabeth Hospital of Montreal where he was the Assistant-Chief of the Biochemistry and Immunology laboratories. Mr. Douziech holds a Licentiate and fellowship degree in Medical Laboratory Sciences with a specialty in Clinical Biochemistry.

      Cam L. Garner has served as a director since July 1997 and provides us with consulting services for $25,000 per year. Mr. Garner served as president and chief executive officer of Dura Pharmaceuticals, Inc. since 1989 and was named Chairman in 1995. Dura Pharmaceuticals was acquired by Elan Corporation, PLC in November 2000 for $1.8 billion. Prior to joining Dura, Mr. Garner was a member of the management team that built Hybritech Inc., a division of Eli Lilly & Co., which developed monoclonal antibodies for use in diagnostic and pharmaceutical products. Mr. Garner currently serves on several boards including Favrille, Inc., Cancer-Vax Corporation, Nanogen, Inc., San Diego Children's Hospital and Health Center and the San Diego Economic Development Corporation. Mr. Garner earned his Master's Degree in Business Administration from Baldwin-Wallace College in Berea, Ohio, and his Bachelor of Arts Degree in Biology from Virginia Wesleyn.

      Richard O. Martin, Ph.D. has served as a director since July 1997. Dr. Martin is president of Medtronic-Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors. Until Medtronic's acquisition in 1998 of Physio-Control Corporation, Dr. Martin was chairman and chief executive officer. He was vice president of cardiovascular business development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the boards of directors of Scout Medical technologies, LLC and Cardias Dimentions, Inc. and Encore Medical. Dr. Martin earned a bachelor's degree in electrical engineering from Christian Brothers College, a master's degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.

      J. Michael Paulson has served as a director since July 2000. He is the founder and president of Nevastar Investments Corp. and Construction Specialist of Nevada, Inc. and has been in the real estate development and investment business since 1986. His companies have developed and sold over 500 properties in the Western U.S. Mr. Paulson has also worked in the aerospace industry for 17 years, including 11 years with Gulfstream Aerospace Corporation serving in various marketing positions, including Regional Vice President of Sales for Western U.S. and Canada. In addition, he currently services as a trustee, director and officer of various companies. Mr. Paulson holds a Bachelor's Degree in Business Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that each person who, at any time during the fiscal year ended November 30, 1999, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

ITEM 9.  EXECUTIVE COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 1998, 1999 and 2000 of those persons who were, at November 30, 2000 (i) the Chief Executive Officer and (ii) the other executive officers of CardioDynamics whose aggregate direct remuneration from CardioDynamics during the fiscal year ended November 30, 2000 exceeded $100,000 (collectively, the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                          -----------------------------------------
                                                                                                   Awards
                                                                                               --------------
                                                     Annual Compensation /(1)/                   Securities
                                     --------------------------------------------------------
                                                                                 Other           Underlying
Name and                                                                        Annual            Options/
Principal Position           Year      Salary($)            Bonus($)        Compensation($)       SARs (#)
-----------------------     -------  -------------       ---------------  -------------------  --------------
Michael K. Perry               2000      $181,480           $    44,153           $      -0-          50,000
  Chief Executive              1999        91,450               216,170 /(3)/            -0-          45,000
   Officer                     1998             1 /(4)/             750               4,000 /(2)/  1,295,000 /(6)/

Rhonda F. Rhyne                2000       176,000                35,550                  -0-          40,900
   President                   1999       148,020                11,045              17,000 /(5)/     40,000
                               1998       127,833                   751              18,000 /(5)/    250,000

Stephen P. Loomis              2000       122,000                24,750                  -0-          30,300
   Chief Financial             1999       137,543                 8,520                  -0-          30,000
   Officer                     1998       116,583                 1,663                  -0-         120,000 /(6)/

Richard E. Trayler             2000       130,000                 2,475                  -0-          30,300
   Chief Operating             1999       129,584                 8,745                  -0-          35,000
   Officer                     1998       123,750                 1,502                  -0-          80,000 /(6)/

Russell H. Bergen              2000       120,000                24,175                  -0-          30,000
   Vice President of           1999       120,000                 5,800                  -0-             -0-
   Operations                  1998        25,923 /(7)/              -0-                 -0-         75,000

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

(5) Amounts represent Company paid lodging of $12,000 in 1998 and $11,000 in 1999. The balance in each year is for automobile expenses.

(6)  Amounts represent options granted under Company Stock Option
     Cancellation/Regrant program.

(7) Represents compensation earned by Mr. Bergen from his employment with our Company commencing September of 1998.

The following table provides information regarding option grants during the fiscal year ended November 30, 2000 to the Named Officers in fiscal 2000. CardioDynamics has not granted any stock appreciation rights.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                              Individual Grants
                                          -------------------------------------------------------
                                          Number of
                                          Securities     % of Total
                                          Underlying  Options Granted
                                           Options      to Employees       Exercise      Expiration
Name                                       Granted     in Fiscal 2000   Price($/Sh) /(1)/   Date
----------------------------------------  ----------  ----------------  ---------------  ----------
Michael K. Perry                              50,000                6%          $6.125   01/27/2010
Rhonda F. Rhyne                               40,000                5%          $6.125   01/27/2010
                                                 900                0%          $6.000   06/28/2010
Stephen P. Loomis                             30,000                4%          $6.125   01/27/2010
                                                 300                0%          $6.000   06/28/2010
Richard E. Trayler                            30,000                4%          $6.125   01/27/2010
                                                 300                0%          $6.000   06/28/2010
Russell H. Bergen                             30,000                4%          $6.125   01/27/2010

    ___________________________________________
(1) All options were granted at fair market value (closing sale price for our common stock on the NASDAQ/AMEX Stock Market on the date of grant).

The following table provides further information regarding the Named Officers' exercises and outstanding stock options as of November 30, 2000. No stock appreciation rights were granted or exercised.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                                              Number of
                                                                              Securities
                                                                              Underlying                 Value/(1)/ of
                                                                              Unexercised                Unexercised
                                                                             Options/SARs                In-the-Money
                                                                             at FY-End (#)           Options/SARs at FY-
                           Shares Acquired               Value               Exercisable/            End ($) Exercisable/
Name                       on Exercise (#)           Realized ($)            Unexercisable             Unexercisable/(2)/
-------------------       ------------------       -----------------      -------------------      ------------------------
Michael K. Perry                    207,000               1,013,271         461,124 / 721,876          1,284,021 / 1,874,416
Rhonda F. Rhyne                      80,000                 390,959         280,898 / 195,002            624,496 / 401,567
Stephen P. Loomis                    70,000                 385,280          27,369 / 82,931              67,538 / 138,712
Richard E. Trayler                   10,000                  53,815          61,888 / 73,412             163,191 / 110,247
Russell H. Bergen                    10,000                  45,952          30,624 / 64,376              99,451 / 111,636

___________________________________________
(1) Represents the difference between the closing sale price of our common stock on the NASDAQ/AMEX Stock Market of $4.4375 on November 30, 2000 and the exercise price of the options.

(2) The respective Named Officers as of November 30, 2000 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to four additional years.

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

Employment Agreements

On March 23, 1998, we entered into an employment agreement with Michael Perry who succeeded Mr. Otto as Chief Executive Officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (not under our Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche was not scheduled to vest until March 23, 2002. Under the October 16, 1998 Stock Option Cancellation/Regrant program, Mr. Perry cancelled his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over the same four-year period with a commencement date of October 16, 1998. At November 30, 2000, 440,500 of the options are vested. The options expire on October 15, 2008.

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

               50,000 vest at $5.00
               50,000 vest at $6.00
               50,000 vest at $7.00
               50,000 vest at $8.00
               50,000 vest at $9.00

During fiscal 2000, 100,000 of these options vested and were exercised. At November 30, 2000, of the remaining 150,000 options, none were vested. The options expire June 15, 2005.

Long Term Incentive Plans

We do not have any long-term incentive plans (as defined in the Securities and Exchange Commission regulations).

Directors' Fees

Each non-employee director who has not been employed by us during the proceeding two years receives 1,000 automatic monthly stock options granted at fair market value on the last day of the month for each full month of service as a director of our Company. In the case of 10% shareholders the options are granted at 110% of fair market value. Mr. Allen Paulson received 1,000 options per month through June 2000. On August 1, 1997, Cam L. Garner, a Director of our Company, entered into a consulting agreement with our Company whereby Mr. Garner is paid a monthly fee of $2,083.33 and received a one-time grant of 5,000 stock options to purchase CardioDynamics' common stock in exchange for consulting services. Total fees paid to Mr. Garner in fiscal 2000 were $25,000. He received the same compensation during fiscal 1999.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock - Certain Beneficial Holders

The following are the only persons known by us to own beneficially, as of February 22, 2001, five percent (5%) or more of the outstanding shares of our common stock.

Name and Address of            Shares Beneficially Owned
                              ---------------------------
Beneficial Owner              Number  (1)  Percentage (2)
----------------------------  -----------  --------------
J. Michael Paulson(3)         11,047,598            24.2%
P.O. Box 9660
Rancho Santa Fe, CA  92067

James C. Gilstrap (4)          3,306,918             7.3%
5067 Shore Drive
Carlsbad, CA  92008

Domain Partners LP             4,350,000             9.6%
One Palmer Square
Princeton, NJ  08542

Societe Generale Veritas       3,000,000             6.6%
4 New York Plaza
New York, NY  10004

______________________

1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

2)   Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

3) Includes 10,000,234 shares held in the Allen E Paulson Living Trust dated 12-23-86 of which J. Michael Paulson is the co-executor. Also includes 59,000 shares of common stock beneficially owned by the Allen E. Paulson Living Trust Date 12-23-86, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Also includes 7,000 shares of common stock beneficially owned J. Michael Paulson, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Includes 103,764 shares of common stock beneficially owned by CardioDynamics Holding, LLC (CDH), of which the estate is a member with a majority interest and 2,243 shares of common stock over which CDH exercises sole voting and investment power. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of the estate's pecuniary interest in CDH. Excludes 2,000,000 shares of common stock owned by Mr. Paulson's bothers; Mr. Paulson disclaims beneficial ownership of such shares.

4) Includes 103,764 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest and 2,243 shares of common stock over which CDH exercises sole voting and investment power. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH. Includes 965,000 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his and his wife's ownership interest in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 66,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days.

Common Stock - Management

The following table sets forth the beneficial ownership of common stock of CardioDynamics as of February 22, 2001 by each Director and each officer of CardioDynamics named in the Summary Compensation Table, and by all Directors and executive officers of our Company as a group. Each such person has a business address, care of CardioDynamics.

                                           Shares  Beneficially  Owned
                                          -----------------------------
Name                                        Number (1)     Percent (2)
----------------------------------------  --------------  -------------
Russell H. Bergen (3)                            57,186         *

Connie R. Curran                                 14,000         *

Jacques C. Douziech(3)                        1,259,486        2.8%

Cam L. Garner (3)                               115,000         *

James C. Gilstrap (4)                         3,306,918        7.3%

Stephen P. Loomis (3)                            65,905         *

Richard O. Martin, Ph.D. (3)                    102,000         *

J. Michael Paulson (5)                       11,047,598       24.2%

Michael Perry (3)                               497,395        1.1%

Rhonda F. Rhyne (3)                             341,146         *

Richard E. Trayler (3)                          186,391         *

All Directors and executive
officers as a group - (12 persons) (6)       16,984,248       36.3%

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

     (3) Includes shares of common stock that may be acquired pursuant to stock options exercisable currently or exercisable within 60 days.

     (4) Includes 103,764 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest and 2,243 shares of common stock over which CDH exercises sole voting and investment power. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH. Includes 965,000 shares held in the Jim and Sue Gilstrap Family Limited Partnership. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his and his wife's ownership interest in the Jim and Sue Gilstrap Family Limited Partnership. Also includes 66,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days.

     (5) Includes 10,000,234 shares held in the Allen E Paulson Living Trust dated 12-23-86 of which J. Michael Paulson is the co-executor. Also includes 59,000 shares of common stock beneficially owned by the Allen
          E. Paulson Living Trust Date 12-23-86, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Also includes 7,000 shares of common stock beneficially owned J. Michael Paulson, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Includes 103,764 shares of common stock beneficially owned by CDH, of which the estate is a member with a majority interest and 2,243 shares of common stock over which CDH exercises sole voting and investment power. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of the estate's pecuniary interest in CDH. Excludes 2,000,000 shares of common stock owned by Mr. Paulson's bothers; Mr. Paulson disclaims beneficial ownership of such shares.

     (6) Shares beneficially owned include shares held by entities affiliated with certain directors and named Officers as described above in the footnotes.

Preferred Stock

All previously outstanding preferred stock was converted to common stock during fiscal 1999.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996, CardioDynamics Holdings, LLC and its members engaged in several significant transactions with us, substantially all resulting in the issuance of unregistered common stock or notes convertible (and later converted) into common stock. As of November 30, 2000 CDH owns 103,764 shares of our common stock. Members of CDH individually own 14,030,000 shares of common stock of CardioDynamics (aside from CDH's own holdings); of the members' shares, The Estate of Allen Paulson owns 10,000,234, James C. Gilstrap owns 3,137,154. At February 22, 2001, CDH and its members together are the beneficial owners of 30.4% of our common stock.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with Allen E. Paulson and James C. Gilstrap. Under the terms of the agreement we can borrow up to $3,000,000 on an as-needed basis with monthly interest-only payments at an annual interest rate of 10.0%. In February 1999, the term was extended one year, to September 2000. In August of 2000 the line of credit repaid in full.

Before and after becoming an executive officer of CardioDynamics in June 1997, Dennis G. Hepp has served as a consultant and vendor to our Company since July 1995 through the company he founded in 1989, Rivertek Medical Systems, Inc., located in Minneapolis, Minnesota. Rivertek, which is 100% owned by Mr. Hepp and his wife, provides engineering consulting to medical device manufacturers, and continues to be one of our largest vendors. In fiscal 2000 and fiscal 1999, we paid $898,439 and $391,293, respectively, to Rivertek.

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

    2.2.1 Amendment to Purchase Agreement, dated March 31, 1996, between the Company and CardioDynamics Holdings, LLC, (Incorporated by reference from May 31, 1996 Form 10-QSB.)

      3.1 Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

    3.1.1 Amendment to Bylaws, dated June 2, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

      3.2 Restated Articles of Incorporation as filed October 9, 1997. (Incorporated by reference from November 30, 1997 Form 10-KSB.)

    3.2.1 Amendment to Articles of Incorporation as filed July 24, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

    3.2.2 Amendment to Articles of Incorporation as filed July 27, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB.)

      3.3 Certificate of Determination of Preferences of Series A Convertible preferred stock. (Incorporated by reference to Form 8-K for the event of August 21, 1998, filed September 3, 1998.)

     10.1* Compensation and Employment Agreement with Richard E. Otto. (Incorporated by reference from August 31, 1995 Form 10-QSB.)

   10.1.1* Amendment to Compensation and Employment Agreement, dated April 5, 1998, between the Company and Richard E. Otto. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

     10.2 Warrants to purchase 276,514 shares of CardioDynamics International Corporation common stock to EVEREN Securities, Inc. dated February 26, 1997 and March 6, 1997. (Incorporated by reference from February 28, 1997 Form 10-QSB.)

     10.3       Service Agreement among Rivertek Medical Systems, Inc., Dennis
                G. Hepp and the Company, dated October 16, 1998. (Incorporated by reference from November 30, 1998 Form 10-KSB.)

Exhibit         Title
-------         -----

   10.4*        Consulting Services Agreement, dated August 1, 1997, between Cam
                L. Garner and the Company. (Incorporated by reference from November 30, 1997 Form 10-KSB.)

   10.5 Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

   10.6* Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

   10.7 Warrants to purchase 33,334 shares of CardioDynamics International Corporation common stock to Imperial Bank dated May 14, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

   10.8         1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997.
                (incorporated by reference from August 31, 1997 Form 10-QSB.)

 10.8.1 Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

   10.9 Warrants to purchase 15,000 shares of CardioDynamics International Corporation common stock to Imperial Bank dated August 21, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

  10.10 Form of Warrant issued August 21, 1998 to certain selling stockholders. (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September 3, 1998.)

  10.11 Certificate of Determination of Preferences of Series A Convertible preferred stock. (Incorporated by reference to Form 8-K for event of August 21, 1998, filed September 3, 1998.)

  10.12 Line of Credit Agreement with Imperial Bank, dated January 15, 1999. (Incorporated by reference from February 28, 1999 Form 10-QSB.)

10.12.1 1/st/ Amendment and extension to Line of Credit agreement with Imperial Bank, Dated February 14, 2000. (Incorporated by reference from February 29, 2000 Form 10-QSB.)

  10.13 Warrants to purchase 50,000 shares of CardioDynamics International Corporation common stock to City National Bank dated March 31, 1999. (Incorporated by reference from May 31, 1999 Form 10-QSB.)

  10.14 Purchase agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc. dated August 25, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

Exhibit         Title
-------         -----

  10.15 Warrants to purchase 2,000,000 shares of CardioDynamics International Corporation common stock to GE Marquette Medical Systems, Inc., Dated August 25, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

  10.16 Purchase agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc. dated October 20, 1999. (Incorporated by reference from November 30, 1999 Form 10-KSB.)

  10.17 ** License and Purchase Agreement between CardioDynamics International Corporation and Profiles in Health, Inc., dated March 1, 2000. (Incorporated by reference from May 31, 2000 Form 10-QSB.)

  10.18 ** OEM Development and Purchase Agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc., dated July 7, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB.)

                Omnibus Amendment between CardioDynamics International
  10.19*** Corporation and GE Medical Systems Information Technologies, Inc., dated November 22, 2000.

   23.1         Consent of Independent Auditors, KPMG LLP

____________________
* This management contract or compensatory plan or arrangement is required to be filed as an exhibit.

** Confidential treatment has been granted as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

*** Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

       None.

                                  SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2000           CARDIODYNAMICS INTERNATIONAL CORPORATION

                                   By: /s/ Michael K. Perry
                                       -----------------------------
                                           Michael K. Perry
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                              Date
------------------------------     -------------------------          -----------------------------
/s/ Michael K. Perry               Chief Executive Officer            February 28, 2000
------------------------------
Michael K. Perry                                                      (Principal Executive Officer)

/s/ Stephen P. Loomis              Vice President Finance,            February 28, 2000
------------------------------
Stephen P. Loomis                  Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

/s/ Connie R. Curran, Ed.D. RN     Director                           February 28, 2000
------------------------------
Connie R. Curran, Ed.D. RN

/s/ Jacques C.  Douziech           Director                           February 28, 2000
------------------------------
Jacques C. Douziech

/s/ Cam L. Garner                  Director                           February 28, 2000
------------------------------
Cam L. Garner


/s/ James C. Gilstrap              Director                           February 28, 2000
------------------------------
James C. Gilstrap


/s/ Richard O. Martin, Ph.D.       Director                           February 28, 2000
------------------------------
Richard O. Martin, Ph.D.


                                   Director
------------------------------
J. Michael Paulson