Form 10-Q
period 2001-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 2001-04-12
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the Quarterly Period Ended February 28, 2001

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [_]
          ---

As of April 10, 2001, 45,520,749 shares of common stock and no shares of preferred stock were outstanding.

                  CardioDynamics International Corporation

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements:

            Balance Sheets at February 28, 2001 (unaudited) and
            November 30, 2000 (audited)                                      3

            Statements of Operations (unaudited) for the three
            months ended February 28, 2001 and February 29, 2000             4

            Statements of Cash Flows (unaudited) for the three
            months ended February 28, 2001 and February 29, 2000             5

            Notes to Financial Statements (unaudited)                        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                     17

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               18

Item 2.     Changes in Securities                                           18

Item 3.     Defaults Upon Senior Securities                                 18

Item 4.     Submission of Matters to a Vote of Security Holders             18

Item 5.     Other Information                                               18

Item 6.     Exhibits and Reports on Form 8-K                                18

            Signatures                                                      19

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   CardioDynamics International Corporation

                                Balance Sheets
                (In thousands, except share and per share data)

                                                                                    February 28,    November 30,
                                                                                        2001           2000
                                  Assets                                            (Unaudited)      (Audited)
                                                                                    ----------     ----------
Current assets:
  Cash and cash equivalents                                                          $   8,848     $   11,595
  Accounts receivable, net of allowance for doubtful accounts
   of $1,724 in 2001 and $1,649 in 2000                                                  4,954          3,771
  Inventory, net                                                                         2,528          2,255
  Other current assets, net                                                              1,661          1,142
                                                                                     ---------     ----------

                  Total current assets                                                  17,991         18,763

Property and equipment, net                                                                552            575
Long-term receivables and note receivable, net                                           2,231          2,193
Deposits                                                                                    30             30
                                                                                     ---------     ----------
                  Total assets                                                       $  20,804     $   21,561
                                                                                     =========     ==========

                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                   $   1,615     $    1,588
  Accrued expenses                                                                         502            564
  Accrued salaries, wages and benefits                                                     556            671
  Current maturities of long-term debt                                                      80             85
                                                                                     ---------     ----------
                  Total current liabilities                                              2,753          2,908

Long-term debt, less current maturities                                                     58             87
                                                                                     ---------     ----------

                  Total liabilities                                                      2,811          2,995

Shareholders' equity:
  Preferred Stock; no par value; 18,000,000 shares authorized; no shares
    issued or outstanding at February 28, 2001 and November 30, 2000                        --             --

  Common stock; no par value; 100,000,000 shares authorized; issued and outstanding 45,520,749 shares at February 28, 2001 and
    45,518,475 shares at November 30, 2000                                              48,231         48,270
  Accumulated deficit                                                                  (30,238)       (29,704)
                                                                                     ---------     ----------
                  Total shareholders' equity                                            17,993         18,566
                                                                                     ---------     ----------
Commitments and contingencies

                  Total liabilities and shareholders' equity                         $  20,804     $   21,561
                                                                                     =========     ==========

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                           Statements of Operations
                (In thousands, except share and per share data)

                                  (Unaudited)

                                                       Three Months Ended
                                                    ---------------------------
                                                    February 28,   February 29,
                                                       2001            2000
                                                    ------------   ------------
Net sales                                            $     3,964    $    2,624
Cost of sales                                              1,215           789
                                                     -----------    ----------
                  Gross margin                             2,749         1,835
                                                     -----------    ----------

Operating expenses:
 Research and development                                    810           506
 Selling, general, and administrative expenses             2,644         1,853
                                                     -----------    ----------
                  Total operating expenses                 3,454         2,359
                                                     -----------    ----------
Loss from operations                                        (705)         (524)

Other income (expense):
 Interest income                                             190            51
 Interest expense                                            (13)          (82)
 Other, net                                                   (5)           (2)
                                                     -----------    ----------
                  Total other income (expense)               172           (33)

Loss before income taxes                                    (533)         (557)

Income taxes                                                  (1)           (1)
                                                     -----------    ----------
Net loss                                             $      (534)   $     (558)
                                                     ===========    ==========

Net loss per share, basic and diluted                $      (.01)   $     (.01)
                                                     ===========    ==========

Weighted-average number of common shares outstanding  45,519,710    41,473,490
                                                     ===========    ==========

See accompanying notes to financial statements.

                    CardioDynamics International Corporation

                            Statements of Cash Flows

                                 (In thousands)

                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                   ------------------------------------
                                                                                     February 28,        February 29,
                                                                                         2001                2000
                                                                                   ---------------    -----------------
Cash flows from operating activities:

   Net loss                                                                        $          (534)   $            (558)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                              68                   39
     Provision for warranty repairs                                                              2                  (17)
     Provision for obsolete inventory                                                           58                 (113)
     Provision for demonstration inventory                                                      25                    1
     Provision for doubtful receivables                                                         75                  125
     Provision for doubtful long-term receivables                                              (81)                  --
     Compensatory stock options granted                                                         14                   23
     Changes in operating assets and liabilities:
       Accounts receivable                                                                  (1,258)                (367)
       Inventory                                                                              (357)                 (93)
       Other current assets                                                                   (519)                (167)
       Long-term receivables and note receivable                                                43                   12
       Accounts payable                                                                         27                 (347)
       Accrued expenses                                                                       (186)                 (16)
       Deferred service revenue                                                                122                   --
       Accrued salaries, wages and benefits                                                   (115)                  25
                                                                                   ---------------    -----------------

                  Net cash used in operating activities                                     (2,614)              (1,453)
                                                                                   ---------------    -----------------
Cash flows from investing activities:

   Purchases of property and equipment                                                         (45)                 (45)
                                                                                   ---------------    -----------------

                  Net cash used in investing activities                                        (45)                 (45)
                                                                                   ---------------    -----------------
Cash flows from financing activities:
   Repayment of long-term debt                                                                 (34)                 (21)
   Repayment of revolving line of credit                                                        --               (1,000)
   Exercise of warrants and options                                                              3                  824
   Issuance of common stock, net                                                               (57)               3,086
                                                                                   ---------------    -----------------

                  Net cash (used) provided by financing activities                             (88)               2,889
                                                                                   ---------------    -----------------
Net (decrease) increase in cash and cash equivalents                                        (2,747)               1,391

Cash and cash equivalents at beginning of period                                            11,595                2,406
                                                                                   ---------------    -----------------
Cash and cash equivalents at end of  period                                        $         8,848    $           3,797
                                                                                   ===============    =================

See accompanying notes to financial statements.

                  CardioDynamics International Corporation

                         Notes to Financial Statements
                                  (Unaudited)

Description of Business

We were originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed our name to CardioDynamics International Corporation. We develop, manufacture and market heart-monitoring devices that provide physicians with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike other cardiac function monitoring technologies, our monitors are noninvasive. Our primary products, the BioZ(R) System, the BioZ(TM) Portable, and the BioZ.com(R), use a technology called impedance cardiography (ICG) to obtain data which is typically available only through a time-consuming, costly and potentially dangerous invasive procedure known as pulmonary artery catheterization, or PAC.

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

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair statement of our operations and cash flows. All such adjustments are of a normal recurring nature. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2000 as presented in our Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to conform to current year presentation. The results of operations and cash flows for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 2001.

                   CardioDynamics International Corporation

                         Notes to Financial Statements
                                  (Unaudited)

Inventories

         Inventory consists of the following: (in thousands)
                                                                            February 28,         November 30,
                                                                                2001                 2000
                                                                         -----------------    -----------------
            Electronic components and subassemblies                      $           1,524    $           1,643
            Finished goods                                                           1,036                  624
            Work in process                                                            101                   95
            Demonstration units                                                        659                  602
            Less provision for obsolete inventory                                     (563)                (505)
            Less provision for demonstration inventory                                (229)                (204)
                                                                         -----------------    -----------------
                                                                         $           2,528    $           2,255
                                                                         =================    =================


Long-Term Receivables & Note Receivable

Commencing in the third fiscal quarter of 2000, we began offering no-interest financing of our BioZ(TM) systems with maturities ranging from 24 to 60 months. The long-term receivables are collateralized by the systems. During the first fiscal quarter of 2001 we established a similar program through a third-party financing company to replace the internal equipment financing program.

The fair value of each long-term receivable is estimated by discounting the future cash flows using an interest rate of 8.5%. At February 28, 2001, the fair value of the receivables approximated their carrying value.

In March 2000, we entered into a license and purchase agreement with Profiles in Health, Inc., a privately held California corporation. Under the terms of the agreement, we manufactured and provided custom ICG monitors called BioZ.pc(TM) and disposable sensor sets. Under the terms of the agreement, we had a right to suspend performance should Profiles in Health become delinquent on any amounts due us. During the fourth quarter of fiscal 2000, when their inability to pay became apparent, we suspended shipments and established a 100% allowance for the receivables and inventory unique to this customer.

                   CardioDynamics International Corporation

                         Notes to Financial Statements
                                  (Unaudited)

Long-Term Receivables & Note Receivable - (continued)

         Long-term receivables and note consist of the following: (in thousands)

                                                                            February 28,       November 30,
                                                                                2001               2000
                                                                          --------------       ------------
           Long-term receivables, net of deferred interest                $    3,787           $     3,345
           Secured note receivable                                               325                   325
           Less allowance for doubtful long-term receivables                    (485)                 (566)
                                                                          ----------           -----------

                                                                               3,627                 3,104
           Less current portion of long-term receivables                      (1,396)                 (911)
                                                                          ----------           -----------
                                                                          $    2,231           $     2,193
                                                                          ==========           ===========


Net Loss Per Share

Net loss per share is computed by dividing the net loss to shareholders by the weighted-average number of shares outstanding during the period. Diluted loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. Basic and diluted loss per share are the same for the three months ended February 28, 2001 and February 29, 2000 as all potentially dilutive securities are antidilutive. For the three months ended February 28, 2001 and February 29, 2000, the following options and warrants, each convertible into one share of common stock, were not included in the diluted earnings per share calculation as their effect was antidilutive.

                                                                         For the Three Months Ended
                                                                      --------------------------------
                                                                         Feb. 28,            Feb. 29,
                                                                           2001                2000
                                                                      ---------------- ---------------
           Stock options..........................................       3,807,004         3,855,231
           Warrants...............................................       2,472,170         2,779,384

                    CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


              FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe, had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in our Annual Report on Form 10-KSB for the year ended November 30, 2000. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our 10-KSB for the year ended November 30, 2000, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operations and prospects.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2000.

                   CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

OVERVIEW

CardioDynamics International Corporation is a medical technology and information solutions company that develops, manufactures, and markets noninvasive heart-monitoring devices using our proprietary impedance cardiography (ICG) technology, DISQ(TM) technology, and ZMarc(TM) algorithm.

Our proprietary, patented technology noninvasively monitors the heart's ability to deliver blood to the body. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the Federal Drug Administration (FDA) and carries the CE mark. We sell to US physicians through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA) mandated Medicare reimbursement for our BioZ(R) procedures and in January 2001, implemented uniform reimbursement throughout the United States. To date, we have an installed base of over 1,200 units in over 700 physician offices and hospital sites throughout the world.

Our products help physicians assess, diagnose and treat cardiovascular disease, which is the number one killer of adults in the United States. According to the American Heart Association (AHA), approximately one in five Americans have some form of cardiovascular disease. The AHA estimates that over $300 billion will be spent in the United States during 2001 as a result of cardiovascular disease and stroke. This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services, medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

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

                    CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

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

RESULTS OF OPERATIONS

The three month periods ended February 28, 2001 and February 29, 2000.
----------------------------------------------------------------------

REVENUES. Net sales for the first fiscal quarter of 2000 were $3,964,000, an increase of 51% over the same three-month period of fiscal 2000 in which net sales were $2,624,000. The sales growth in the first fiscal quarter of 2001 is primarily due to the expansion of our domestic direct sales force, a 20-unit sale to the Romanian government through our international distributor network, our strategic alliance with GE Medical Systems Information Technologies and the medical community's growing recognition of the clinical usefulness and demand for our BioZ(R) products. We sold 156 BioZ Systems during the quarter, increasing our installed base to over 1,200 systems being used in over 700 customer sites.

                   CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)


RESULTS  OF OPERATIONS - (continued)

Our direct sales force targets physician offices and hospitals in the US with fewer than 100 beds. By February 28, 2001, we had 48 sales associates, including 33 territory managers (up from 25 at February 29, 2000) and eight clinical sales specialists. Our direct sales force accounted for 80% of our net sales during the first fiscal quarter of 2001, as compared with 62% during the first fiscal quarter of 2000. Direct sales for the quarter increased 97% from $1,618,000 for the three months ended February 28, 2000 to $3,182,000 for the current fiscal period. Over the past several quarters we have supplemented our direct sales force by adding clinical sales specialists to assist in three primary areas: pre-sales activities including demonstrations, installation and training of post-sale customers, and on-going customer support to increase customer satisfaction and drive recurring revenues.

Corporate sales and sales to distributors, including GE Medical Systems Information Technologies, were $783,000 during the quarter ended February 28, 2001 down from $1,006,000 for the same quarter last year primarily because 2000's first quarter included initial demo and stocking systems for GE Medical Systems Information Technologies.

During the third quarter of fiscal 2000, we entered into an agreement with GE Medical Systems Information Technologies to jointly develop a custom plug-in module for the GE Solar(R) patient monitoring systems. The BioZ(R) ICG module will extend the capabilities of the Solar 7000 product family to provide all of the cardiac function parameters of the BioZ.com(R) to GE Medical System's installed customer base of over 30,000 units. The module is to be built at GE Medical System's facility in Milwaukee, Wisconsin using circuit board assemblies, patient cables and sensors supplied by us. The product will be distributed by the GE Medical System's direct sales force and we will receive a royalty payment for each module sold. We expect the module to be introduced to the market during the second quarter of 2001 following FDA 510(k) clearance. In January 2001, GE Medical Systems Information Technologies committed to purchase $3.5 million of our BioZ(R) products and modules during fiscal 2001.

Each time our BioZ products are used, disposable sets of four dual sensors are required. The disposable sensors have a list price of $9.95 per application. Recurring revenue, which is primarily related to sensor sales, for our first quarter of 2001 was $359,000, an increase of 69% over last year's same quarter revenue of $212,000. In May 2000, we received FDA 510(k) clearance for our new proprietary "BioZtect(TM)" sensor. The BioZtect(TM) sensor offers notable improvements in performance and safety. Its unique shape, chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. The new sensor and cable system has a proprietary interface to ensure that customers exclusively use the BioZtect(TM) with our BioZ systems. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable sensors to continue to increase.

                   CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

RESULTS  OF OPERATIONS - (continued)

GROSS MARGIN. Our gross margin for the quarter ended February 28, 2001, increased 50%, to $2,749,000, or 69.3% of sales, up from $1,835,000, or 69.9% of sales, in the first quarter of fiscal 2000. The first quarter 2000 gross margin included a $150,000 reduction of inventory obsolescence reserves due to the March 2000 sales agreement with Profiles in Health. The overall increase in our gross margin during the first quarter of fiscal 2001 was due principally to the higher sales volume and reduced direct material costs resulting from higher quantity purchases and concerted material cost reduction efforts, along with a higher average sales price per unit.

RESEARCH AND DEVELOPMENT. Our research and development expenses for the first fiscal quarter of 2001 were 60% higher than the same period in fiscal 2000, up from $506,000 to $810,000. We continue to invest a significant portion of our resources into research, clinical studies, further enhancements to the BioZ.com(TM) systems and new product development. During the past year, we have increased our internal research and development personnel from 11 to 16, thereby decreasing our reliance on outside engineering consulting services. We anticipate that the expenses associated with research, clinical studies, further enhancements to the Bioz.com(TM) systems and new product development will continue to comprise a substantial portion of our overall expense structure in the balance of 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first fiscal quarter of 2001 increased to $2,644,000, a 43% increase over the same period in 2000, with expenditures of $1,853,000. The majority of the increase is the result of continued expansion of both our domestic direct sales force and our distribution support capabilities. In the first quarter of fiscal 2001, we had 33 direct sales representatives, up from 25 in the first quarter of fiscal 2000. We intend to continue to expand our direct sales force and clinical sales specialists during the balance of 2001 as we identify qualified candidates in targeted metropolitan areas.

Included in selling, general and administrative expense for the first quarter of fiscal 2001, is $450,000 of general and administrative expenses related to the overall infrastructure and management of the company, an increase of 20% from $375,000 incurred in the first quarter of fiscal 2000. We continue to target our investments to areas of the business that directly contribute to revenue growth. As a result, our general and administrative expenses continued to decrease as a percentage of sales, from 14.3% for the first three months of fiscal 2000, to 11.1% for the first three months of fiscal 2001.

                    CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)


RESULTS  OF OPERATIONS - (continued)

INTEREST INCOME AND EXPENSE. We earned $190,000 of interest income on our invested funds in the first quarter of fiscal 2001, up from $51,000 earned in the first quarter of fiscal 2000. The increase is primarily due to increased funds available for investment for the period and interest earned on our in-house equipment financing program that was offered in our fourth and the latter part of our third fiscal quarters of 2000. During our third fiscal quarter of 2000 we repaid nearly $3 million of debt which resulted in an 84% reduction in interest expense for the first quarter of 2001 at $13,000, from the $82,000 incurred in the same quarter of fiscal 2000.

NET LOSS. The net loss for the first quarter of fiscal 2001 was $534,000, or $.01 per common share, compared with $558,000, or $.01 per common share for the first quarter of fiscal 2000. The weighted average number of common shares outstanding during the first three months of fiscal 2001, increased by 9.8% over last year's amount, primarily due to the July 2000, private placement of common stock, and the exercise of 810,000 stock options and warrants in the past year.

LIQUIDITY AND CAPITAL RESOURCES

In May of 1999, we raised $5.2 million through a private placement of common stock to institutional and accredited investors, in December 1999, we raised $3.3 million, and in July 2000, we raised $18.7 million (net $15.1 million) through additional private placements of common stock. To date, these financings, together with the lines of credit and the bank loan described below, have provided the capital required to fund initial commercialization of our BioZ(TM) products, ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements.

Net cash used in operating activities for the three months ended February 28, 2001 was $2.6 million, compared with $1.5 million used in the first three months of fiscal 2000. The change from period to period was primarily due to increases in accounts receivable and long-term receivables resulting from higher sales volumes and an in-house equipment financing program we offered in the third and fourth quarters of fiscal 2000 that provided a means for customers to purchase our BioZ.com(R) systems and receive financing for up to 60 months. This program was well received by our customers and accounted for approximately 40% of our net sales in the last half of fiscal 2000. In the first quarter of fiscal 2001, we established a similar program through a third-party financing company to replace the internally financed program.

                    CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)


LIQUIDITY AND CAPITAL RESOURCES - (continued)

For the first three months of fiscal 2000, $2,889,000 of cash was provided from financing activities, primarily as a result of the issuance of common stock and the exercise of options and warrants during the period, net of repayment of long-term debt in the amount of $1,021,000. For the first three months of fiscal 2001 the net cash used in financing activities was $88,000, net of $3,000 of funds received for the exercise of options during the period.

In March 1998, we entered into an 18-month unsecured private line of credit agreement with the co-chairmen of our Board of Directors. Under the terms of the agreement we could borrow up to $3,000,000 on an as-needed basis with at an annual interest rate of 10.0%. In February 1999, this line of credit was extended to September 30, 2000. In August 2000, the private line of credit was repaid in full.

In January 1999, we established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, we are required to meet certain loan covenants, including maximum quarterly losses. All the assets of our company collateralize the credit line. The credit line has been extended through April 14, 2001.

In February 1999 we entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank at the bank's prime rate. The co-chairmen of our Board of Directors guaranteed the loan. Under the terms of the agreement we initially made interest only payments. In May 2000, we began making monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. In August 2000, the bank term loan was repaid in full.

In December 1999, we sold $3.3 million of common stock in a private placement to institutional investors who purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price. On July 25, 2000 we sold $18.7 million of common stock in a private placement of approximately 3.3 million shares of our common stock to institutional and other accredited investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson.

We have operating loss carryforwards of approximately $29,000,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

                    CardioDynamics International Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES - (continued)

We expect our operating losses and cash usage to continue through at least the short term, however, we believe that we have sufficient financial resources available to support our anticipated working capital and capital expenditure requirements with cash on hand and credit line borrowings. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) systems and other diagnostic products and raise additional funds through public or private financings, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137, which deferred the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted by the Company in the quarter ended February 28, 2001, and did not have a material effect on the financial position or results of operations.

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

                    CardioDynamics International Corporation

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                            INTEREST RATE SENSITIVITY

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair market value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper, certificates of deposit and money market funds. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

                    CardioDynamics International Corporation

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         None

                    CardioDynamics International Corporation

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference as well as other risks are detailed in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 2000 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 12, 2001               By: /s/ Michael K. Perry
      --------------                   ---------------------------------
                                           Michael K. Perry
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: April 12, 2001               By: /s/ Stephen P. Loomis
      --------------                   ---------------------------------
                                           Stephen P. Loomis
                                           Vice President, Finance,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)