Form 10-Q
period 2001-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2001-07-13
CIK 719722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended  May 31, 2001

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No ____
           ----


As of July 10, 2001, 45,554,127 shares of common stock and no shares of preferred stock were outstanding.

                  CardioDynamics International Corporation

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets at May 31, 2001 (unaudited) and
            November 30, 2000 (audited).                                                                  3

            Statements of Operations (unaudited) for the three and
            six months ended May 31, 2001 and May 31, 2000.                                               4

            Statements of Cash Flows (unaudited) for the three and
            six months ended May 31, 2001 and May 31, 2000.                                               5

            Notes to Financial Statements (unaudited).                                                    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                           9

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                                                  17

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                            18

Item 2.     Changes in Securities                                                                        18

Item 3.     Defaults Upon Senior Securities                                                              18

Item 4.     Submission of Matters to a Vote of Security Holders                                          18

Item 5.     Other Information                                                                            18

Item 6.     Exhibits and Reports on Form 8-K                                                             18

            Signatures                                                                                   19

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                   CardioDynamics International Corporation

                                Balance Sheets
                       (In thousands, except share data)

                                                                                     May 31,                November 30,
                                                                                       2001                     2000
                            Assets                                                 (Unaudited)               (Audited)
                                                                               ------------------       -------------------
Current assets:
 Cash and cash equivalents                                                     $            7,166       $            11,595
 Accounts receivable, net of allowance for doubtful accounts
  of $1,340 in 2001 and $1,649 in 2000                                                      5,352                     3,771
 Inventory, net                                                                             2,702                     2,255
 Other current assets, net                                                                  1,979                     1,142
                                                                               ------------------       -------------------

          Total current assets                                                             17,199                    18,763

Property and equipment, net                                                                   528                       575
Long-term receivables and note receivable, net                                              2,214                     2,193
Deposits                                                                                       30                        30
                                                                               ------------------       -------------------

          Total assets                                                         $           19,971       $            21,561
                                                                               ==================       ===================

          Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                              $            1,127       $             1,588
 Accrued expenses                                                                             466                       564
 Accrued salaries, wages and benefits                                                         629                       671
 Current maturities of long-term debt                                                          84                        85
                                                                               ------------------       -------------------

          Total current liabilities                                                         2,306                     2,908

Long-term debt, less current maturities                                                        36                        87
                                                                               ------------------       -------------------

          Total liabilities                                                                 2,342                     2,995

Shareholders' equity:
 Preferred Stock; no par value; 18,000,000 shares authorized; no shares
  issued or outstanding at May 31, 2001 and November 30, 2000                                  --                        --

 Common stock; no par value; 100,000,000 shares authorized;  issued and outstanding 45,548,127 shares at May 31, 2001 and
  45,518,475 shares at November 30, 2000                                                   48,297                    48,270
 Accumulated deficit                                                                      (30,668)                  (29,704)
                                                                               ------------------       -------------------

          Total shareholders' equity                                                       17,629                    18,566
                                                                               ------------------       -------------------
Commitments and contingencies

          Total liabilities and shareholders' equity                           $           19,971       $            21,561
                                                                               ==================       ===================

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                            Statements of Operations
           (Unaudited, In thousands, except share and per share data)

                                                      Three Months Ended May 31,               Six Months Ended May 31,
                                                 ----------------------------------      ----------------------------------
                                                      2001                2000                2001                2000
                                                 --------------      --------------      --------------      --------------
Net sales                                        $        4,480      $        3,073      $        8,445      $        5,697
Cost of sales                                             1,284               1,060               2,500               1,849
                                                 --------------      --------------      --------------      --------------

       Gross margin                                       3,196               2,013               5,945               3,848
                                                 --------------      --------------      --------------      --------------

Operating expenses:
 Research and development                                   902                 641               1,713               1,146
 Selling, general, and administrative
  expenses                                                2,866               1,863               5,509               3,717
                                                 --------------      --------------      --------------      --------------

       Total operating expenses                           3,768               2,504               7,222               4,863
                                                 --------------      --------------      --------------      --------------

Loss from operations                                       (572)               (491)             (1,277)             (1,015)
                                                 --------------      --------------      --------------      --------------

Other income (expense):
 Interest income                                            164                  63                 355                 114
 Interest expense                                           (16)                (67)                (29)               (148)
 Other, net                                                  (6)                 (1)                (12)                 (4)
                                                 --------------      --------------      --------------      --------------

       Total other income (expense)                         142                  (5)                314                 (38)
                                                 --------------      --------------      --------------      --------------

Loss before income taxes                                   (430)               (496)               (963)             (1,053)

Income taxes                                                --                  --                   (1)                 (1)
                                                 --------------      --------------      --------------      --------------

Net loss                                         $         (430)     $         (496)     $         (964)     $       (1,054)
                                                 ==============      ==============      ==============      ==============

Net loss per share, basic and diluted            $         (.01)     $         (.01)     $         (.02)     $         (.03)
                                                 ==============      ==============      ==============      ==============

Weighted-average number of common shares
 outstanding                                         45,524,882          42,110,502          45,522,310          41,791,996
                                                 ==============      ==============      ==============      ==============

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                           Statements of Cash Flows
                           (Unaudited, In thousands)

                                                                                               Six Months Ended May 31,
                                                                                       --------------------------------------
                                                                                              2001                2000
                                                                                       -----------------    -----------------
Cash flows from operating activities:
Net loss                                                                               $          (964)     $        (1,054)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                   139                   85
   Other non cash items                                                                             --                  (19)
   Provision for warranty repairs                                                                   19                  (17)
   Provision for obsolete inventory                                                                 48                 (187)
   Provision for demonstration inventory                                                            45                  (55)
   Provision for doubtful receivables                                                             (309)                 111
   Provision for doubtful long-term receivables                                                    (73)                  --
   Compensatory stock options granted                                                               31                   23
   Changes in operating assets and liabilities:
     Accounts receivable                                                                        (1,272)                (334)
     Inventory                                                                                    (540)                (115)
     Other current assets                                                                         (837)                (297)
     Long-term receivables and note receivable                                                      51                 (201)
     Accounts payable                                                                             (461)                (127)
     Accrued expenses                                                                             (361)                  (5)
     Deferred service revenue                                                                      244                   --
     Accrued salaries, wages and benefits                                                          (42)                  84
                                                                                       -----------------    -----------------

               Net cash used in operating activities                                            (4,282)              (2,108)
                                                                                       -----------------    -----------------

Cash flows from investing activities:
 Purchases of property and equipment                                                               (91)                (114)
                                                                                       -----------------    -----------------

               Net cash used in investing activities                                               (91)                (114)
                                                                                       -----------------    -----------------

Cash flows from financing activities:
 Repayment of long-term debt                                                                       (52)                 (41)
 Repayment of revolving line of credit                                                              --               (1,000)
 Repayment of note to bank                                                                          --                 (167)
 Exercise of warrants and options                                                                   55                1,932
 Issuance of common stock, net                                                                     (59)               3,070
                                                                                       -----------------    -----------------

               Net cash (used in) provided by financing activities                                 (56)               3,794
                                                                                       -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                                            (4,429)               1,572

Cash and cash equivalents at beginning of period                                                11,595                2,406
                                                                                       -----------------    -----------------

Cash and cash equivalents at end of  period                                            $         7,166     $          3,978
                                                                                       =================   ==================

See accompanying notes to financial statements.

                   CardioDynamics International Corporation

                         Notes to Financial Statements
                                  (Unaudited)

Description of Business

We were originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed our name to CardioDynamics International Corporation. We develop, manufacture and market heart-monitoring devices that provide physicians with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike many other cardiac function monitoring technologies, our monitors are noninvasive. Our primary products, the BioZ(R) System, the BioZ(TM) Portable, the BioZ.com(R) and the BioZ ICG Module use a technology called impedance cardiography (ICG) to obtain data which is typically available only through a time-consuming, costly and potentially dangerous invasive procedure known as pulmonary artery catheterization, or PAC.

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

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair statement of our financial position, operations and cash flows. All such adjustments are of a normal recurring nature. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2000 as presented in our Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to conform to current year presentation. The results of operations and cash flows for the three and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2001.

                   CardioDynamics International Corporation

                         Notes to Financial Statements
                                  (Unaudited)


Inventories

     Inventory consists of the following: (in thousands)

                                                                          May 31,              November 30,
                                                                           2001                    2000
                                                                    -----------------      ------------------
       Electronic components and subassemblies                      $       1,461          $        1,643
       Finished goods                                                       1,082                     624
       Work in process                                                        213                      95
       Demonstration units                                                    748                     602
       Less provision for obsolete inventory                                 (553)                   (505)
       Less provision for demonstration inventory                            (249)                   (204)
                                                                    -----------------      ------------------

                                                                    $       2,702          $        2,255
                                                                    =================      ==================

Long-Term Receivables & Note Receivable

In our third and fourth fiscal quarters of 2000, we offered no-interest financing of our BioZ systems with maturities ranging from 24 to 60 months. The long-term receivables are collateralized by the systems. In our first fiscal quarter of 2001, we established a similar program through a third-party financing company to replace the internal equipment financing program. Under certain circumstances we continue to provide financing to our customers, although the contracts now include market rate interest provisions.

The fair value of each below-market, long-term receivable is estimated by discounting the future cash flows using our incremental borrowing rate.

In March 2000, we entered into a license and purchase agreement with Profiles in Health, Inc., a privately held California corporation. Under the terms of the agreement, we manufactured and provided custom ICG monitors called BioZ.pc(TM) and disposable sensor sets. Under the terms of the agreement, we had a right to suspend performance should Profiles in Health become delinquent on any amounts due us. During the fourth quarter of fiscal 2000, when their inability to pay became apparent, we suspended shipments and established a 100% allowance for the receivable, note and inventory unique to this customer.

                   CardioDynamics International Corporation

                         Notes to Financial Statements
                                  (Unaudited)


Long-Term Receivables & Note Receivable - (continued)

     Long-term receivables and note consist of the following: (in thousands)

                                                                          May 31,              November 30,
                                                                           2001                    2000
                                                                    -----------------      -------------------
       Long-term receivables, net of deferred interest              $        4,039         $          3,345
       Secured note receivable                                                 333                      325
       Less allowance for doubtful long-term receivables                      (493)                    (566)
                                                                    -----------------      -------------------

                                                                             3,879                    3,104
       Less current portion of long-term receivables                        (1,665)                    (911)
                                                                    -----------------      -------------------

                                                                    $        2,214         $          2,193
                                                                    =================      ===================

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. Basic and diluted loss per share are the same for the three and six months ended May 31, 2001 and May 31, 2000 as all potentially dilutive securities are antidilutive. At May 31, 2001 and 2000, the following options and warrants, each convertible into one share of common stock, were not included in the diluted earnings per share calculation as their effect was antidilutive.

                                                                     May 31,            May 31,
                                                                      2001               2000
                                                                 --------------     --------------
       Stock options..................................                3,954,805          3,580,368
       Warrants.......................................                2,472,170          2,522,170
                                                                 --------------     --------------
       Total..........................................                6,426,975          6,102,538
                                                                 ==============     ==============

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

Although forward-looking statements in this report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended November 30, 2000. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in our 10-KSB for the year ended November 30, 2000, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operations and prospects.

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

Our proprietary, patented technology noninvasively monitors the heart's ability to deliver blood to the body. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead stand-alone product, the BioZ.com(R), has been cleared by the Federal Drug Administration (FDA) and carries the CE mark. We sell to US physicians through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA) mandated Medicare reimbursement for our BioZ(R) procedures and in January 2001, implemented uniform reimbursement throughout the United States. To date, we have an installed base of nearly 1,400 units in over 850 physician offices and hospital sites throughout the world.

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

Electrocardiography (EKG or ECG) is a widely used noninvasive assessment of the heart that measures the electrical characteristics of the heart. Our ICG technology makes it possible to noninvasively measure the mechanical function of the heart. Conditions that can impact the proper mechanical functioning of the heart include hypertension (high blood pressure), congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements the EKG and supplements information obtained through the five vital signs - heart rate, respiration rate, body temperature, blood pressure and oxygen saturation - immediately, safely and cost effectively. We consider noninvasive cardiac output to be the "Sixth Vital Sign(TM)."

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (Continued)

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

RESULTS OF OPERATIONS

The three and six month periods ended May 31, 2001 and May 31, 2000.
--------------------------------------------------------------------

REVENUES. Net sales for the three months ended May 31, 2001 were $4,480,000, an increase of 46% over the same three-month period of fiscal 2000 in which net sales were $3,073,000. Year to date sales were $8,445,000, up 48% over the same period last year of $5,697,000. Sales growth during the second quarter of fiscal 2001 can be attributed to the expansion of our domestic direct sales force, a 15-unit sale to our Taiwanese distributor and initial shipments of 220 BioZ ICG Module Kits to GE Medical Systems Information Technologies to be used in their Solar(R) patient monitors. The medical community's recognition of the clinical usefulness and demand for our BioZ(R) products continues to grow. We sold 131 BioZ Systems during the quarter, increasing our installed base to nearly 1,400 systems being used in over 850 customer sites worldwide.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (Continued)

Our direct sales force targets physician offices and hospitals in the US with fewer than 100 beds. Sales by our direct sales force increased by 113% in the second quarter 2001 over direct sales during the second fiscal quarter of 2000. During the past several quarters we have expanded and supplemented our direct sales force by adding clinical sales specialists to assist in three primary areas: pre-sales activities including demonstrations, installation and training of post-sale customers, and on-going customer support to increase customer satisfaction and drive recurring revenues. At May 31, 2001, we had 50 sales associates, including 36 territory managers, (up from 22 at May 31, 2000) and eight clinical sales specialists. During the second quarter of fiscal 2001, we entered into a co-promotional agreement with Vasomedical, Inc. which allows our direct sales force, along with Vasomedical's sales force, to jointly market our BioZ.com ICG monitoring systems and Vasomedical's EECP enhanced external counterpulsation systems to physicians and hospitals throughout the United States.

In January 2001, GE Medical Systems Information Technologies committed to purchase $3.5 million of our BioZ(R) products and modules during fiscal 2001 with increasing quarterly commitments throughout the year. Corporate sales, including sales to GE Medical Systems Information Technologies, were $771,000 in the quarter ended May 31, 2001, down 28% from $1,064,000 for the same quarter last year which included approximately $350,000 of shipments to Profiles In Heath, Inc. During the second quarter of fiscal 2001, we commenced shipments of the jointly developed BioZ(R) ICG module to GE Medical Systems Information Technologies, the first and only patient monitoring system capable of non-invasively acquiring and displaying hemodynamic information. The plug-in BioZ(R) ICG module extends the capabilities of the GE Solar(R) patient monitoring product family to provide all of the cardiac function parameters of the BioZ.com(R) to GE Medical System's installed customer base of over 30,000 units. The BioZ(R) ICG module is being sold by the GE Medical System's direct sales force and is being assembled at GE Medical System's facility in Milwaukee, Wisconsin using circuit board assemblies, patient cables and sensors that we supply.

In March 2001, we entered into an agreement with The Heart-Lung Associates of America, PC. for use of our BioZ ICG technology in their DiTEC(TM) program to enhance the cardiac care of end stage chronic kidney failure patients. The program links kidney disease specialists with cardiologists and aims to significantly reduce cardiac event rates, decrease costs, and improve dialysis patient outcomes. We have filed for FDA 510(k) clearance on a new lower cost dialysis monitoring system, which will transmit hemodynamic data via the Internet. In April 2001, we entered into an agreement with Spacelabs Medical, Inc. for development of an interface using Spacelab's Universal Flexport to integrate and display our ICG technology on their Ultraview Care Network monitoring system.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (Continued)

Each time our BioZ products are used, disposable sets of four dual sensors are required. In May 2000, we received FDA 510(k) clearance for our new proprietary "BioZtect(TM)" sensor. The BioZtect(TM) sensor offers notable improvements in performance and safety. Its unique shape, chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. The new sensor and cable system has a proprietary interface to ensure that customers exclusively use the BioZtect(TM) sensor with our BioZ systems. The disposable sensors for our stand-alone systems have a list price of $9.95 per application and $19.95 for the ICG module. Sensor revenue for our second quarter of 2001 was $463,000, a three-fold increase over last year's same quarter revenue of $154,000. Year to date sensor sales of $787,000 increased 151% over sensor sales in the same six-month period last year. As the installed base of BioZ systems grows, we expect the revenue generated by our disposable sensors to continue to comprise and increasingly larger portion or our overall revenue stream.

GROSS MARGIN. Our gross margin for the quarter ended May 31, 2001, increased 59%, to $3,196,000, or 71% of sales, up from $2,013,000 or 66% of sales, in the second quarter of fiscal 2000. Year to date we have generated $5,945,000 of gross margin representing 70% of sales. For the same period last year, our gross margin was $3,848,000, or 66% of sales. The overall increase in our gross margin during the quarter and first six months of fiscal 2001 was due principally to the higher sales volumes, reduced direct material cost per unit resulting from higher quantity purchases and continued material cost reduction initiatives, along with a higher average sales price per unit.

RESEARCH AND DEVELOPMENT. Our research and development expenses for the second fiscal quarter of 2001 were 41% higher than the same period in fiscal 2000, up from $641,000 to $902,000. Year to date research and development expenses were $1,713,000 compared to $1,146,000 for the same period last year, an increase of 50%. We continue to invest a significant portion of our resources into research, clinical studies, further enhancements to the BioZ systems and new product development. During the past year, we have increased our internal research and development personnel from nine engineers and clinical research associates to
14. We anticipate that the expenses associated with research, heart failure, hypertension and emergency department clinical studies, further enhancements to the BioZ systems and new product development will continue to comprise a substantial portion of our overall expense structure in the balance of fiscal 2001.

During the quarter an important study was completed by the Mayo Clinic and the results of this study were presented at the American Society of Hypertension meeting. The study demonstrated a 65% improvement in treatment of high blood pressure when our BioZ ICG technology was used. The results suggest that sequential noninvasive hemodynamics provide effective guidance in drug selection and titration in treatment of resistant hypertension.

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF OPERATIONS - (Continued)

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second fiscal quarter of fiscal 2001 increased to $2,866,000, a 54% increase over the same period in fiscal 2000 with expenditures of $1,863,000. For the six months ended May 31, 2001 selling, general and administrative expenses were $5,509,000. Comparing this to the first six months of fiscal 2000, selling, general and administrative expenses increased 48% from $3,717,000. The majority of the increase is the result of continued expansion of our domestic direct sales force, clinical support specialists and our distribution support capabilities. At the end of our second quarter of fiscal 2001, we had 36 direct sales representatives and 8 clinical sales specialists, up from 22 direct sales representatives and no clinical sales specialists at the end of our second quarter of fiscal 2000. We intend to continue to expand our direct sales force and clinical sales specialists during the balance of 2001 as we identify qualified candidates in targeted metropolitan areas.

Included in selling, general and administrative expense for the second quarter of fiscal 2001, is $396,000 of general and administrative expenses related to the overall infrastructure and management of the company, which reflects an increase of 9% from the $365,000 incurred during the second quarter of fiscal 2000. For the six-month period ended May 31, 2001, general and administrative expenses were $846,000 compared to $740,000 for the six months ended May 31, 2000. We continue to target our investments to areas of the business that directly contribute to revenue growth, as a result, our general and administrative expenses continued to decrease as a percentage of sales, from 13% for the first six months of fiscal 2000, to 10% for the first six months of fiscal 2001.

INTEREST INCOME AND EXPENSE. We earned $164,000 of interest income on our invested funds in the second quarter of fiscal 2001, up from $63,000 earned in the second quarter of fiscal 2000. The increase is primarily due to increased funds available for investment, offset somewhat by lower rates of interest earned during the period and interest recognized on our in-house equipment financing program that was offered in the latter half of fiscal 2000. During our third quarter of fiscal 2000, we repaid nearly $3 million of debt which resulted in an 80% reduction in interest expense for the first six months of fiscal 2001 at $29,000, down from the $148,000 incurred in the same period of fiscal 2000.

NET LOSS. The net loss for our second quarter of fiscal 2001 was $430,000, or $.01 per share, down 13% from $496,000, or $.01 per share for the second quarter of fiscal 2000. Year to date, our net loss was $964,000, or $.02 per share, down 9% from $1,054,000, or $.03 per share in the first half of fiscal 2000.
The weighted average number of common shares outstanding during the first six months of fiscal 2001, increased by 9% over last year's amount, primarily due to the July 2000, private placement of common stock, and the exercise of stock options and warrants.

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

Net cash used in operating activities for the six months ended May 31, 2001 was $4.3 million, compared with $2.1 million used during the first six months of fiscal 2000. The change from period to period was primarily due to increases in accounts receivable, long-term receivables and inventory primarily due to increased sales volumes. We have also reduced our level of accounts payable and accrued expenses from the November 30, 2000 levels.

For the first six months of fiscal 2001, the net cash used in financing activities was $56,000, net of $55,000 of funds received from the exercise of stock options during the period. Even after repaying $1,208,000 in long-term debt, $3,794,000 of cash was provided from financing activities in the first six months of fiscal 2000, primarily as a result of the issuance of 1,320,000 shares of common stock in a private placement and receipt of $1,932,000 from the exercise of options and warrants.

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

In January 1999, we established a secured revolving credit line with Imperial Bank. The credit line provided for borrowings of up to $3,000,000 at the bank's prime rate. Subsequent to fiscal 2001, the credit facility was renewed and the available credit was increased to $4,000,000. Under the terms of the agreement, we are required to meet certain loan covenants, including maximum quarterly losses. All the assets of our company collateralize the credit line. At May 31, 2001, there were no borrowings outstanding under the line of credit.

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

                   CardioDynamics International Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

In December 1999, we raised $3.3 million in a private placement to institutional investors who purchased unregistered common shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price. On July 25, 2000 we raised $18.7 million in a private placement of approximately 3.3 million shares of our common stock to institutional and other accredited investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson.

We have operating loss carryforwards of approximately $30,000,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

We expect our cash usage to continue through at least the short term, however, we believe that we have sufficient financial resources available to support our anticipated working capital and capital expenditure requirements with cash on hand and available credit line borrowings. Longer term, our liquidity will depend on our ability to successfully commercialize the BioZ(TM) systems and other diagnostic products and raise additional funds through public or private financings, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

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

          None.

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



Date: July 12, 2001           By: /s/ Michael K. Perry
      -------------               ----------------------------------
                                      Michael K. Perry
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: July 12, 2001           By: /s/ Stephen P. Loomis
      -------------               ----------------------------------
                                      Stephen P. Loomis
                                      Vice President, Finance,
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)