Form 10-Q
period 2001-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2001-10-15
CIK 719722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2001

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

As of October 8, 2001, 45,656,022 shares of common stock and no shares of preferred stock were outstanding.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of August 31, 2001 (unaudited) and
         November 30, 2000 (audited).                                      3

         Statements of Operations (unaudited) for the three and
         nine months ended August 31, 2001 and August 31, 2000.            4

         Statements of Cash Flows (unaudited) for the
         nine months ended August 31, 2001 and August 31, 2000.            5

         Notes to Financial Statements (unaudited).                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                      17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

         Signatures                                                       19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                 Balance Sheets
                        (In thousands, except share data)

                                                                                     August 31,          November 30,
                                                                                        2001                 2000
                                  Assets                                            (Unaudited)            (Audited)
                                                                                  -----------------    ------------------
Current assets:
   Cash and cash equivalents                                                      $       6,797        $      11,595
   Accounts receivable, net of allowance for doubtful accounts
     of  $1,220 in 2001 and $1,649 in 2000                                                5,843                3,771
   Inventory, net                                                                         3,016                2,255
   Other current assets, net                                                              2,351                1,142
                                                                                  -----------------    ------------------

                  Total current assets                                                   18,007               18,763

Property and equipment, net                                                                 467                  575
Long-term receivables and note receivable, net                                            2,158                2,193
Deposits                                                                                     30                   30
                                                                                  -----------------    ------------------

                  Total assets                                                    $      20,662        $      21,561
                                                                                  =================    ==================

                     Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                               $       1,413        $       1,588
   Accrued expenses                                                                         222                  521
   Accrued salaries, wages and benefits                                                     664                  671
   Deferred revenue                                                                         368                   43
   Current maturities of long-term debt                                                      84                   85
                                                                                  -----------------    ------------------

                  Total current liabilities                                               2,751                2,908

Long-term debt, less current maturities                                                      15                   87
                                                                                  -----------------    ------------------

                  Total liabilities                                                       2,766                2,995

Shareholders' equity:
   Preferred Stock; no par value; 18,000,000 shares authorized; no shares
     issued or outstanding at August 31, 2001 and November 30, 2000                          --                   --

   Common stock; no par value; 100,000,000 shares authorized;
     issued and outstanding 45,652,522 shares at August 31, 2001
     and 45,518,475 shares at November 30, 2000                                          48,514               48,270
   Accumulated deficit                                                                  (30,618)             (29,704)
                                                                                  -----------------    ------------------

                  Total shareholders' equity                                             17,896               18,566
                                                                                  -----------------    ------------------

Commitments and contingencies

                  Total liabilities and shareholders' equity                      $      20,662        $      21,561
                                                                                  =================    ==================

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Operations
           (Unaudited, In thousands, except share and per share data)

                                                        Three Months Ended August 31,       Nine Months Ended August 31,
                                                       --------------------------------   --------------------------------
                                                              2001              2000             2001              2000
                                                       --------------    --------------   --------------    --------------
Net sales                                              $       5,231     $     3,573      $    13,675       $     9,270
Cost of sales                                                  1,474           1,144            3,972             2,993
                                                       --------------    --------------   --------------    --------------

              Gross margin                                     3,757           2,429            9,703             6,277
                                                       --------------    --------------   --------------    --------------

Operating expenses:
   Research and development                                      797             647            2,510             1,793
   Selling, general, and administrative
      expenses                                                 3,016           2,281            8,526             5,998
                                                       --------------    --------------   --------------    --------------

              Total operating expenses                         3,813           2,928           11,036             7,791
                                                       --------------    --------------   --------------    --------------

Loss from operations                                             (56)           (499)          (1,333)           (1,514)

Other income (expense):
   Interest income                                               130             136              485               251
   Interest expense                                              (10)            (67)             (39)             (216)
   Other, net                                                    (14)            (13)             (26)              (17)
                                                       --------------    --------------   --------------    --------------

              Total other income (expense)                       106              56              420                18
                                                       --------------    --------------   --------------    --------------

Income (loss) before income taxes                                 50            (443)            (913)           (1,496)

Income taxes                                                      --              --               (1)               (1)
                                                       --------------    --------------   --------------    --------------

Net income (loss)                                      $          50     $      (443)     $      (914)      $    (1,497)
                                                       ==============    ==============   ==============    ==============

Net income (loss) per share, basic                     $         .00     $      (.01)     $      (.02)      $      (.04)
                                                       ==============    ==============   ==============    ==============

Weighted-average number of common shares
   outstanding, basic                                     45,591,170      43,517,874       45,545,516        42,367,288
                                                       ==============    ==============   ==============    ==============

Net income (loss) per share, diluted                   $         .00     $      (.01)     $      (.02)      $      (.04)
                                                       ==============    ==============   ==============    ==============

Weighted-average number of common shares
   outstanding, diluted                                   47,983,349      43,517,874       45,545,516        42,367,288
                                                       ==============    ==============   ==============    ==============

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Cash Flows
                            (Unaudited, in thousands)


                                                                                     Nine Months Ended August 31,
                                                                                 ----------------------------------------
                                                                                       2001                  2000
                                                                                 ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                                      $        (914)        $        (1,497)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         209                     140
     Other non cash items                                                                   --                     (19)
     Provision for warranty repairs                                                         76                     (98)
     Provision for obsolete inventory                                                      115                    (155)
     Provision for demonstration inventory                                                  85                     (39)
     Provision for doubtful receivables                                                   (429)                    187
     Provision for doubtful long-term receivables                                          (52)                     --
     Compensatory stock options granted                                                     47                      23
     Changes in operating assets and liabilities:
       Accounts receivable                                                              (1,643)                   (356)
       Inventory                                                                          (961)                   (492)
       Other current assets                                                             (1,209)                   (598)
       Long-term receivables and note receivable                                            87                  (1,094)
       Deposits                                                                             --                      19
       Accounts payable                                                                   (175)                    141
       Accrued expenses                                                                   (375)                     51
       Deferred  revenue                                                                   325                      14
       Accrued salaries, wages and benefits                                                 (7)                    143
                                                                                 ------------------    ------------------

                  Net cash used in operating activities                                 (4,821)                 (3,630)
                                                                                 ------------------    ------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                    (101)                   (269)
                                                                                 ------------------    ------------------

                  Net cash used in investing activities                                   (101)                   (269)
                                                                                 ------------------    ------------------

Cash flows from financing activities:
   Repayment of long-term debt                                                             (73)                 (3,063)
   Repayment of revolving line of credit                                                    --                  (1,000)
   Exercise of warrants and options                                                        224                   2,273
   Redemption of common stock                                                               --                  (2,197)
   Issuance of common stock, net                                                           (27)                 20,441
                                                                                 ------------------    ------------------

                  Net cash provided by financing activities                                124                  16,454
                                                                                 ------------------    ------------------

Net (decrease) increase in cash and cash equivalents                                    (4,798)                 12,555

Cash and cash equivalents at beginning of period                                        11,595                   2,406
                                                                                 ------------------    ------------------

Cash and cash equivalents at end of period                                       $       6,797         $        14,961
                                                                                 ==================    ==================

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements
                                   (Unaudited)

Description of Business

We are a medical technology company that develops, manufactures and markets heart-monitoring devices that provide medical professionals with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike other cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ(R) Systems use our proprietary technology called impedance cardiography (ICG) to obtain data in a safe, efficient and cost-effective manner not previously available in the physician's office and many hospital settings. Just as Electrocardiography (ECG) noninvasively measures the heart's electrical characteristics, ICG makes it possible to noninvasively measure the heart's mechanical characteristics. Our strategic partners include GE Medical Information Technologies, Spacelabs Medical Systems, and Vasomedical. We were originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed our name to CardioDynamics International Corporation.

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair statement of our financial position, operations and cash flows. All such adjustments are of a normal recurring nature. These statements should be read along with the financial statements and notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2000 as presented in our Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to conform to current year presentation. The results of operations and cash flows for the three and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2001.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements
                                   (Unaudited)

Inventories

     Inventory consists of the following: (in thousands)

                                                                                August 31,             November 30,
                                                                                   2001                   2000
                                                                             -----------------    -------------------
            Electronic components and subassemblies                          $       1,856        $       1,643
            Finished goods                                                           1,155                  624
            Work in process                                                            117                   95
            Demonstration units                                                        797                  602
            Less provision for obsolete inventory                                     (620)                (505)
            Less provision for demonstration inventory                                (289)                (204)
                                                                             -----------------    -------------------

                                                                             $       3,016        $       2,255
                                                                             =================    ===================

Long-Term Receivables & Note Receivable

In our third and fourth fiscal quarters of 2000, we offered no-interest financing of our BioZ(R) Systems with maturities ranging from 24 to 60 months. The long-term receivables are collateralized by the systems. In our first fiscal quarter of 2001, we established a similar program through a third-party financing company to replace the internal equipment financing program. Under certain circumstances we continue to provide financing to our customers, although the contracts now typically include market rate interest provisions.

The fair value of each below-market, long-term receivable is estimated by discounting the future cash flows based on our incremental borrowing rate.

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

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements
                                   (Unaudited)

Long-Term Receivables & Note Receivable - (continued)

     Long-term receivables and note consist of the following: (in thousands)

                                                                                August 31,            November 30,
                                                                                   2001                   2000
                                                                             -----------------    -------------------
           Long-term receivables, net of deferred interest                   $       4,297        $       3,345
           Secured note receivable                                                     341                  325
           Less allowance for doubtful long-term receivables                          (514)                (566)
                                                                             -----------------    -------------------

                                                                                     4,124                3,104
           Less current portion of long-term receivables                            (1,966)                (911)
                                                                             -----------------    -------------------

                                                                             $       2,158        $       2,193
                                                                             =================    ===================

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. The following table lists the options and warrants, each convertible into one share of common stock, which were not included in the diluted earnings per share calculation as their effect was antidilutive.

                                        Three Months Ended August 31,       Nine Months Ended August 31,
                                               2001             2000              2001             2000
                                        --------------   --------------    --------------   -------------
          Stock options                       545,388      3,519,509         3,997,887        3,519,509
          Warrants                                  0      2,472,170         2,472,170        2,472,170
                                        --------------   --------------    --------------   -------------

          Total                               545,388      5,591,679         6,470,057        5,591,679
                                        ==============   ==============    ==============   =============

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe, had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended November 30, 2000. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in our 10-KSB for the year ended November 30, 2000 and subsequently filed registration statements, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operations and prospects.

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

Our proprietary, patented technology noninvasively monitors the heart's ability to deliver blood to the body. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead stand-alone product, the BioZ.com(R), has been cleared by the Federal Drug Administration (FDA) and carries the CE mark. We sell to US physicians through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies (GEMS-IT) and a network of international distributors. In November 1998, the Centers for Medicare & Medicaid Services (CMS), formerly Health Care Finance Administration (HCFA), mandated Medicare reimbursement for our BioZ(R) procedures and in January 2001, implemented uniform Medicare reimbursement amounts throughout the United States. To date, we have an installed base of nearly 1,500 units in over 950 physician offices and hospital sites throughout the world.

Our products help physicians assess, diagnose and treat cardiovascular disease, which is the number one killer of adults in the United States. According to the American Heart Association (AHA), approximately one in five Americans have some form of cardiovascular disease. The AHA estimated that over $300 billion was spent in the United States during 2000 as a result of cardiovascular disease and stroke. This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services, medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

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

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The three and nine month periods ended August 31, 2001 and August 31, 2000.

Net Sales - For our third quarter ended August 31, 2001, net sales were $5,231,000, an increase of 46% over net sales of $3,573,000 reported in the same period of fiscal 2000. Net sales for the nine months ended August 31, 2001 were $13,675,000, up 48% over the same period last year in which net sales were $9,270,000. The third quarter sales increase was driven primarily by strong revenue growth from our domestic direct sales force, sensor revenue and increased purchases of BioZ(R) ICG module kits from our strategic partner, GE Medical Information Technologies (GEMS-IT). As the medical community's recognition of the clinical usefulness of our BioZ(R) increases, demand for our products continues to grow. We now have nearly 1,500 systems being used in just under 1,000 customer accounts, up 90% from one year ago.

Sales by our domestic direct sales force, which target physician offices and US hospitals, increased 70% in the third quarter of 2001 over the third quarter of 2000, primarily as a result of higher average unit sales prices. The average price per unit sold by our direct sales force has increased 34% over the same quarter last year for several reasons, including: greater awareness and acceptance of ICG technology, uniform nationwide Medicare reimbursement, inclusion of additional options, warranty and accessories in the system price, and the absence of competitive products or cost-effective alternative technologies. Our direct sales force sold 122 BioZ Systems in the third quarter, up from 107 systems sold in the third quarter last year. During the past several quarters, we have continued to expand our direct sales force by hiring additional territory managers and clinical sales specialists to assist in three primary areas: pre-sale demonstration activities, post-sale installation and training, and on-going customer support to increase customer satisfaction and drive recurring revenues. At August 31, 2001, we had 53 sales associates, including 36 direct sales representatives and seven clinical sales specialists.

Sales to our strategic partners, including shipment of 306 ICG module kits to GEMS-IT, were $929,000 in the third quarter, up from $277,000 in the same quarter last year. GEMS-IT committed to purchase $3.5 million of our BioZ(R) products during fiscal 2001 with increasing quarterly commitments throughout the year. In the second quarter we commenced shipments of the jointly developed BioZ(R) ICG module to GEMS-IT, the first and only patient monitoring system capable of non-invasively acquiring and displaying hemodynamic information. The plug-in BioZ(R) ICG module extends the capabilities of the GE Solar(R) patient monitoring product family to provide all of the cardiac function parameters of the BioZ.com(R) to GE Medical System's installed customer base of over 30,000 units. The BioZ(R) ICG module is being sold by the GE Medical System's direct sales force and is being assembled at GE Medical System's facility in Milwaukee, Wisconsin using circuit board assemblies, patient cables and sensors that we supply.

Sales to our international distributors during the third quarter were $114,000, down from $558,000 in the third quarter of 2000. In May 2001, GEMS-IT, GmbH, agreed to provide up to $600,000 of funding over the next two years to support ICG clinical sales specialists in Germany, Italy and Egypt.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF OPERATIONS - (Continued)

In March 2001, we entered into an agreement with The Heart-Lung Associates of America, PC. for use of our BioZ ICG technology in their DiTECTM pilot program to enhance the cardiac care of end stage chronic kidney failure patients. The program links kidney disease specialists with cardiologists and aims to significantly reduce cardiac event rates, decrease costs, and improve dialysis patient outcomes. During the quarter we filed for FDA 510(k) clearance on a new lower cost BioZ.com and separately, a dialysis monitoring system that would transmit hemodynamic data via the Internet. Upon receipt of FDA 510(k) clearance, either of these products could serve as a cost-effective solution for the dialysis market.

We have implemented various programs and partnerships to enhance our sales force productivity. In April 2001, we entered into a co-promotional agreement with Vasomedical, Inc. which allows our direct sales force, along with Vasomedical's sales force, to jointly market our BioZ.com(R) ICG monitoring systems and Vasomedical's EECP(R) enhanced external counterpulsation systems to physicians and hospitals throughout the United States. That same month, we entered into an agreement with Spacelabs Medical, Inc. for development of an interface using Spacelab's Universal Flexport(R) to integrate and display our ICG technology on their Ultraview Care Network(TM) monitoring system. In August 2001 we launched the Government Market Initiative Program to target and further penetrate Government markets. The program provides initiatives to our direct sales force to promote sales to VA hospitals.

Each time our BioZ products are used, disposable sets of four dual sensors are required. In May 2000, we received FDA 510(k) clearance for our new proprietary "BioZtect(TM)" sensor. The BioZtect(TM) sensors for our stand-alone systems have a list price of $9.95 per application and $19.95 per application for the ICG module. Sensor revenue for our third quarter of 2001 was $477,000, an increase of 155% over last year's same quarter revenue of $187,000. For the nine months ended August 31, 2001 sensor revenue was $1,263,000, or 9% of net sales, up from $499,000, or 5% of sales for the same period in fiscal 2000. As the installed base of BioZ systems grows, we expect the revenue generated by our disposable sensors to continue to comprise and increasingly larger portion or our overall revenue stream.

Gross Margin - Our gross margin for the quarter ended August 31, 2001, increased 55%, to $3,757,000, or 71.8% of sales, up from $2,429,000 or 68.0% of sales, in the third quarter of fiscal 2000. In the first three quarters of fiscal 2001 we generated $9,703,000 of gross margin representing 71.0% of sales. For the same period last year, our gross margin was $6,277,000, or 67.7% of sales. The improved gross margin during the quarter and first nine months of fiscal 2001 was due principally to the higher sales volumes along with a higher average sales price per unit. In addition, we have reduced our direct material cost per unit by 8% from one year ago through material procurement cost reduction initiatives. At the beginning of this year, we set a cost reduction goal of $1,000 per unit. We expect to achieve that goal when we commence shipments of our new, re-engineered lower manufactured cost BioZ.com late in the fourth quarter of fiscal 2001.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF OPERATIONS - (Continued)

Research and Development - Our investment in clinical research and product development activities for the third fiscal quarter of 2001 was $797,000, 23% higher than the same period in fiscal 2000, of $647,000. Year to date research and development expenses were $2,510,000 compared to $1,793,000 for the same period last year, an increase of 40%. We continue to invest a significant portion of our resources into research, clinical studies, and further enhancements to the BioZ systems and new product development. During the past year, we have increased our internal research and development and clinical research associates to 14 at August 31, 2001. We anticipate that the expenses associated with research, heart failure, hypertension and emergency department clinical studies, further enhancements to the BioZ systems and new product development will continue to comprise a substantial portion of our overall expense for the balance of fiscal 2001.

Selling, General and Administrative - Selling, general and administrative expenses for the third fiscal quarter of fiscal 2001 increased to $3,016,000, a 32% increase over the same period in fiscal 2000 with expenditures of $2,281,000. For the nine months ended August 31, 2001, selling, general and administrative expenses were $8,526,000, up 42% from $5,998,000 for the same period of fiscal 2000. At the end of our third quarter fiscal 2001, we had 36 direct sales representatives and seven clinical sales specialists, up from 24 direct sales representatives and three clinical sales specialists at the end of our fiscal 2000 third quarter. We continue to invest in areas of the business that directly contribute to revenue growth and we intend to continue to expand our direct sales force and clinical sales specialists as we identify qualified candidates in targeted metropolitan areas.

Included in selling, general and administrative expense for the third quarter of fiscal 2001, is $419,000 of general and administrative expenses related to the overall infrastructure and management of the company. This reflects a decrease of 10% from the $466,000 incurred during the third quarter of fiscal 2000. For the nine-month period ended August 31, 2001, general and administrative expenses were $1,265,000, down 5% from $1,206,000 in same period of fiscal 2000. We continue to reduce our general and administrative expenses as a percentage of sales, to 9% in the first nine months of fiscal 2001, from 13% in the first nine months of fiscal 2000.

Interest Income and Expense - We earned $70,000 of interest income on our invested funds in the third quarter of fiscal 2001, slightly lower than the $136,000 earned in the third quarter of fiscal 2000. The decrease is primarily due to having fewer funds available for investment and slightly lower interest rates earned during the period. This decrease was largely offset by $60,000 of interest recognized on our in-house equipment-financing program that was offered in the latter half of fiscal 2000. In the third quarter of fiscal 2000, we repaid nearly $3 million of debt which resulted in an 82% reduction in interest expense for the first nine months of fiscal 2001 at $39,000, down from the $216,000 incurred in the same period of fiscal 2000.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF OPERATIONS - (Continued)

Net Income (Loss) - We earned $50,000 of net income or $.00 per basic and diluted share, in the third quarter of fiscal 2001, up from a loss of $443,000, or $.01 per basic and diluted share, in the same quarter last year. Our year-to-date net loss was $914,000, or $.02 per basic and diluted share, down 39% from a loss of $1,497,000, or $.04 per basic and diluted share, in the first nine months of fiscal 2000. The weighted-average number of common shares outstanding increased over last year's number of share outstanding, primarily as a result of the July 2000, common stock private placement.

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

Net cash used in operating activities for the nine months ended August 31, 2001 was $4.8 million, compared with $3.6 million used during the first nine months of fiscal 2000. The change from period to period was primarily due to increases in trade and long-term receivables and inventory, each driven by increased sales volumes. We have also reduced our level of accounts payable and accrued expenses from the November 30, 2000 levels.

For the first nine months of fiscal 2001, net cash provided by financing activities was $124,000, primarily from stock option exercises. In the first nine months of fiscal 2000, $16.5 million of cash was provided from financing activities, primarily as a result of the issuance of 4.2 million shares of common stock in two private placements and receipt of $2.3 million from the exercise of options and warrants. Proceeds of these financings were used to repay $4.1 million of long-term debt.

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

In January 1999, we established a revolving credit line with Imperial Bank. The credit line provided for borrowings of up to $3,000,000 at the bank's prime rate. In June 2001, the line was renewed and increased to $4,000,000. Under the terms of the agreement, we are required to meet certain loan covenants, including maximum quarterly losses. All the assets of our company collateralize the credit line. At August 31, 2001, there were no borrowings outstanding under the line of credit.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

In February 1999, we entered into a three-year, $2,000,000 unsecured term loan agreement with City National Bank at the bank's prime rate. The co-chairmen of our Board of Directors guaranteed the loan. Under the terms of the agreement we initially made interest only payments. In May 2000, we began making monthly principal installments of $83,333 each, plus interest at one percent above the bank's prime rate. In August 2000, the bank term loan was repaid in full.

In December 1999, we raised $3.3 million in a private placement to institutional investors who purchased unregistered common shares with a four-month holding restriction. In July 2000, we raised $18.7 million in a private placement of approximately 3.3 million shares of our common stock to institutional and other accredited investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson.

Over the past several years we have assisted in increasing institutional ownership and reducing the Paulson estate beneficial ownership from approximately 78% to now less than 20%. During the third fiscal quarter of 2001, we introduced purchasers of additional two million shares from the estate who purchased in private transactions outside of the public market. In certain of these situations we agreed to register the shares sold for resale in the hands of the purchaser and agreed to indemnify the purchasers from certain liabilities arising under the securities laws. We were reimbursed by the Paulson estate for certain of our expenses incurred in these introductions and registrations and we received additional payments from the estate upon conclusion of the sales.

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

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement's effective date, fiscal years beginning after December 15, 2001 or the beginning of the Company's Fiscal year 2003. It is not anticipated that the adoption of the provisions of SFAS 141 and 142 will have a material impact on our results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. We are required to adopt the provisions of Statement No. 143 for the quarter ending February 28, 2003. We are evaluating the effect that the adoption of SFAS 143 will have on our results of operations and financial position.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE SENSITIVITY

The primary objective of our investment activities is to preserve principal, while at the same time, maximizing the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair market value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain substantially all of our portfolio of cash equivalents in commercial paper, certificates of deposit and money market funds. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          None.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 4.  Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on July 19, 2001, the shareholders voted on the following proposals. Each such proposal was approved.

          Proposal 1: Election of Directors for the coming year. The balloting for the directors was as follows:

                                                   Against/     Abstained/
                                       For         Withheld     Non-Votes
                                    --------------------------------------
          Connie R. Curran          27,666,241       581,224        0
          Jacques C. Douziech       28,188,399        59,066        0
          Cam L. Garner             27,349,390       898,075        0
          James C. Gilstrap         28,187,767        59,698        0
          Richard O. Martin         28,188,199        59,266        0
          J. Michael Paulson        28,178,245        69,220        0
          Michael K. Perry          26,598,694     1,648,771        0

          Proposal 2: To approve an amendment to the 1995 Stock Option/Stock Issuance Plan to increase the number of shares reserved for issuance thereunder from 4,000,000 shares to 6,000,000 shares and to allow transfer of certain options by gift to immediate family members and tax-exempt charities.

          Of the shares voted, 24,837,641 shares were voted in favor of the amendment, 3,320,106 shares were voted against amendment, 89,718 shares abstained from voting and there were no broker non-votes.

          Proposal 3: Ratify the Board's selection of KPMG LLP as the Company's independent accountants for the fiscal year ending November 30, 2001.

          Of the shares voted, 28,167,158 shares were voted in favor of the ratification, 41,351 shares were voted against ratification, 38,956 shares abstained from voting and there were no broker non-votes.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2001                 By: /s/ Michael K. Perry
      ----------------                     -------------------------------------
                                       Michael K. Perry
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date: October 12, 2001                 By: /s/ Steve P. Loomis
      ----------------                     -------------------------------------
                                       Steve P. Loomis
                                       Vice President, Finance,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)