Form 10KSB
period 2001-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2002-02-28
CIK 719722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended: November 30, 2001

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the common stock held by non-affiliates of the registrant at February 22, 2002, was approximately $172,202,000 based on the closing price for the common stock in the Nasdaq-Amex National Market.

At February 22, 2002, 46,069,595 shares of registrant's common stock were outstanding.

                                 CardioDynamics
                                TABLE OF CONTENTS
                                -----------------

Part I    Item 1    Description of Business.....................................................   3

          Item 2    Description of Property.....................................................  28

          Item 3    Legal Proceedings...........................................................  28

          Item 4    Submission of Matters to a Vote of Security Holders.........................  28

Part II   Item 5    Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................................  29

          Item 6    Selected Financial Data.....................................................  30

          Item 7    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................................  31

          Item 7A   Quantitative and Qualitative Disclosures About Market Risk..................  38

          Item 8    Financial Statements........................................................  39

          Item 9    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................................  62

Part III  Item 10   Directors and Executive Officers of the Registrant..........................  63

          Item 11   Executive Compensation......................................................  66

          Item 12   Security Ownership of Certain Beneficial Owners and
                    Management..................................................................  73

          Item 13   Certain Relationships and Related Transactions..............................  75

Part IV   Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............  76

      Schedule II   Valuation and Qualifying accounts...........................................  79

                    Signatures..................................................................  80

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan", "intend", "anticipate", "target", "estimate", "expect", etc., and/or future-tense or conditional constructions ("will", "may", "could", "should", etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Form 10-K, including the section entitled "Risk Factors" on pages 21 to 28 of this document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

CardioDynamics International Corporation ("CardioDynamics", or "CardioDynamics - The ICG Company") is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using our proprietary ICG technology, DISQ(TM) (Digital Impedance Signal Quantifier) technology, and ZMarc(TM) algorithm.

Our proprietary, patented technology noninvasively monitors the heart's ability to deliver blood to the body and the amount of fluid in the chest. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the Federal Drug Administration
(FDA) and carries the CE mark. We sell to US physicians and hospitals through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies (GEMS-IT) and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ(R) procedures and in January 2001, implemented uniform reimbursement throughout the United States. To date, we have an installed base of over 1,650 ICG systems in over 1,000 physician offices and hospital sites throughout the world.

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

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician's office or outpatient clinic, PAC is simply unavailable. As a result, in the great majority of situations, the physician seeking to diagnose cardiovascular disease must indirectly assess the patient's hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, noninvasive measurement tools, such as our BioZ(R) systems.

During ICG monitoring using our BioZ(R) systems, an undetectable electrical signal is sent through our proprietary sensors on the patient's neck and chest. Our sophisticated DISQ(TM) technology and ZMARC(TM) algorithm analyze and record significant hemodynamic parameters. Based on this data, a physician can quickly and safely identify underlying cardiovascular disorder, assess and diagnose, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications.

Our objective is to establish the BioZ(R) product line as a standard of care in cardiovascular medicine. Specifically, our strategy is to:

..    accelerate market penetration through our direct sales force;

..    broaden our distribution channels through strategic relationships;

..    secure additional recurring revenue through enhanced proprietary sensors;

..    maintain market leadership through product improvements and extensions;

..    target new market opportunities through technology development; and

..    develop ICG products for home healthcare.

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

In the hospital setting, the BioZ(R) is a noninvasive, cost-effective and safe alternative to the invasive PAC procedure and may also be used in many situations in which PAC is not feasible. However, advantages of our proprietary technology are not limited to the hospital or the critically ill. We believe that the greatest potential for the BioZ(R) product line is in the new uses the medical community will have for noninvasive hemodynamic measurements. We believe that the total market opportunity is over $5 billion for our BioZ(R) product lines.

We envision expanding the domestic market from the current two million annual invasive PAC procedures to over 72 million annual noninvasive ICG procedures, as summarized in the chart below. Assuming total worldwide procedures are approximately double those in the United States, there would be over 140 million procedures worldwide. These numbers do not include home healthcare monitoring, which we believe would, if implemented, significantly increase demand for our technology.

               Potential Annual Noninvasive Monitoring Procedures
                                   US Patients

----------------------------------------------------------------------------------
                                                Estimated Annual
                                                   Monitoring        Total Annual
          Disease State          US Patients       Procedures         Procedures

----------------------------------------------------------------------------------
Congestive heart failure          5,000,000            4.0            20,000,000
----------------------------------------------------------------------------------
Hypertension                     50,000,000            0.5            25,000,000
----------------------------------------------------------------------------------
Emergency departments            20,000,000            1.0            20,000,000
----------------------------------------------------------------------------------
Pacemaker                         1,100,000            2.0             2,200,000
----------------------------------------------------------------------------------
Dialysis                            450,000           12.0             5,400,000
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
TOTAL                                                                 72,600,000
----------------------------------------------------------------------------------

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

     Accelerate market penetration through our direct sales force

We intend to expand our direct sales force to capitalize on our first-to-market position in the United States and to further penetrate the physician office market. We believe that a strong direct sales force is best suited to educate the medical community about how the various applications of our technology improve patient outcomes and decrease costs. We currently have 41 direct sales representatives who focus exclusively on our products. During fiscal 2000 we began recruiting clinical sales specialists to supplement our field sales team by enhancing customer understanding, usage and satisfaction. We currently have 9 clinical sales specialists onboard. We believe that the resulting improved device utilization will strengthen customer loyalty and increase our recurring revenue from proprietary sensors.

     Broaden our distribution channels through strategic relationships

We intend to establish strategic relationships with major patient monitoring companies, pacemaker manufacturers and other medical products and technology companies to increase the availability of our proprietary technology. We believe that strategic relationships will accelerate market penetration of ICG technology in markets not served by our direct sales team and provide us with access to large installed bases of patient monitoring, cardiology and other complementary medical equipment. We have a strategic relationship with GEMS-IT that provides increased distribution capabilities and collaborative product development programs. We intend to enter into similar arrangements with other patient monitoring companies. We also intend to establish technology-sharing arrangements with leading pacemaker, defibrillator, external enhanced counterpulsation and other medical products and technology companies.

     Secure additional recurring revenue through enhanced proprietary sensors

During fiscal 2000 we successfully developed and received FDA 510(k) clearance on our proprietary BioZtect(TM) sensor technology that provides notable improvements in performance and safety. Its unique shape and chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. The new sensor and cable system has a proprietary interface, which promotes the exclusive use of our proprietary sensors with our equipment. As our installed base of BioZ(R) products grows, we expect that the recurring revenue stream from our proprietary sensors could account for as much as 30% to 40% of our total revenue within five years. For the fiscal year ended November 30, 2001, recurring revenue accounted for approximately 10% of our total revenue.

     Maintain market leadership through product improvements and extensions

We intend to advance the development of our core algorithms to provide physicians with improved cardiac function measurement capabilities on a broad class of patients. We believe that continued advances in our ICG technology will increase physician usage and loyalty and strengthen our industry position. We will capitalize on our expertise in ICG signal processing and sensor technology to improve system performance in the presence of noise and patient movement. We believe that these improvements will lead to additional applications in cardiac stress testing and ambulatory cardiac function monitoring. We also plan to adapt our current measurement algorithm and to develop a smaller BioZtect(TM) sensor tailored for pediatric patients weighing less than 60 pounds.

     Target new market opportunities through technology development

We will continue to focus on new applications for our core technology. Advances in base impedance analysis could be applied in the areas of proper nutrition and weight management, fluid management (including dialysis), oncology, drug noncompliance, HIV patient management and pharmaceutical development and testing. Pharmaceutical companies such as GlaxoSmithKline, Eli Lilly and Co. and Pfizer Inc. are currently using our technology to document the cardiovascular effects of their pharmaceutical agents in both animals and humans. We intend to collaborate with GEMS-IT in basic research in EKG and ICG technology to develop new clinical applications that build upon advances in both technologies. Continued innovation and commercialization of new proprietary products are essential elements in our long-term growth strategy. We also intend to maintain our competitive advantage through acquisitions of new technologies, and to seek additional patents and other proprietary rights as we deem appropriate.

     Develop ICG products for home healthcare

We intend to drive a broad utilization of our noninvasive technology. We believe the broadest use of our technology could occur with frequent monitoring of congestive heart failure and hypertensive patients in the home or extended care settings. We intend to pursue strategic relationships with leading technology companies to capitalize on the power of the Internet and the availability of wireless communication to monitor patients in their homes and alternative care settings.

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

In order to measure this conductivity change, our BioZ(R) products use four dual sensors (two on the neck and two on the chest) to deliver a undetectable, high frequency (70 kHz), low magnitude (4 mA), alternating current through the chest. Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain. Additionally, at a high frequency, there is no sensation to the patient. By setting the current at a constant magnitude, variations in blood volume and velocity in the descending thoracic aorta which cause a proportional voltage change may be measured.

Our BioZ.com(R) ICG product generates the impedance signal with CS2(TM) (Crystal Signal Stabilization) Technology and after the signal travels harmlessly through the body, our proprietary DISQ(TM) technology measures the changes in impedance to the electrical signal. The changes in impedance are then applied to the ZMARC(TM) algorithm to provide the following are the 12 hemodynamic parameters:

----------------------------------------------------------------------------------------------------------------
Parameter                                    Description
----------------------------------------------------------------------------------------------------------------
Cardiac output / index*                      The amount of blood pumped by the heart each minute.
----------------------------------------------------------------------------------------------------------------
Acceleration index*                          The measure of how quickly the blood reaches peak velocity.
----------------------------------------------------------------------------------------------------------------
Systemic vascular resistance / index*        The force the heart has to pump against to deliver blood
                                             throughout the body.
----------------------------------------------------------------------------------------------------------------
Velocity index*                              A measure of how fast the blood is moving.
----------------------------------------------------------------------------------------------------------------
Thoracic fluid content                       An indicator of the amount of fluid in the chest.
----------------------------------------------------------------------------------------------------------------
Stroke volume                                The amount of blood pumped by the left ventricle each heart beat.
----------------------------------------------------------------------------------------------------------------
Left ventricular ejection time (LVET)        The time interval from the opening to the closing of the
                                             aortic valve.
----------------------------------------------------------------------------------------------------------------
Pre-ejection period (PEP)                    The time that it takes for the electrical stimulation of the heart shown via EKG to cause a mechanical contraction
                                             opening of the aortic valve shown via ICG technology.
----------------------------------------------------------------------------------------------------------------
Systolic time ratio                          The relationship between the electrical time period and the mechanical time period of the heart. This ratio between PEP and LVET, measures ventricular performance.
----------------------------------------------------------------------------------------------------------------
Left cardiac work / index*                   An indicator of the amount of work the left ventricle must perform to pump blood each minute.
----------------------------------------------------------------------------------------------------------------
Heart rate                                   The number of times the heart beats each minute.
----------------------------------------------------------------------------------------------------------------
Mean arterial pressure                       Average blood pressure.
----------------------------------------------------------------------------------------------------------------

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

Our Products, Services and Solutions

     Pricing

Our stand-alone BioZ(R) systems, as sold to end users, range in list price from $36,710 to $38,710 depending upon configuration. We discount the list prices of our products in some circumstances based primarily upon volume commitments. We also provide discounts on the purchase of demo equipment and to distributors who perform sales and customer service functions for us. The list price for our sensors is $9.95 for the BioZ.com ICG Monitor and $19.95 per set for the BioZ ICG Module. We offer a sensor auto-ship program that allows discounts on sensor purchases based on minimum monthly volume commitments.

     BioZ.com(R) ICG Monitor

Our lead noninvasive cardiac function monitoring device features a portable design, transport battery and integrated blood pressure. The BioZ.com(R) system is sold with a pole cart, printer and keyboard for end user data entry and includes a standard five-year warranty. The BioZ.com(R) is compact and features the ability to interface directly with most hospital central monitoring systems.

     BioZtect(TM) sensors

We also market disposable sensors designed specifically for use with the BioZ(R) products. With each monitoring session, four dual sensors are utilized. We also make available an optional integrated cable and sensor set with pre-attached lead wires. The integrated cable and sensors are preferred in operating rooms and for patients with infectious diseases. During fiscal 2000, we successfully developed and released our BioZtect(TM) sensors, a new proprietary sensor and cable system that provides enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment.

     BioZ(R) ICG Module

The BioZ(R) ICG Module was jointly developed with GEMS-IT. The module integrates our proprietary BioZ(R) ICG technology into GE's Solar patient monitoring systems. We commenced shipments of the BioZ(R) module in May 2001.

     BioZ.sim ICG Simulator

The BioZ.sim is a simulation and calibration tool specifically designed to allow end-users and hospital biomedical engineering departments to test and verify the functionality of their BioZ(R) systems.

     BioZ(R) system & BioZ.pc(TM) system

The BioZ(R) system is our original noninvasive cardiac ICG monitoring device. It consists of a Pentium-based central processing unit, 15-inch high-resolution medical grade color monitor and keyboard. Included in the central processing unit is our proprietary digital signal processing circuit board and software. The BioZ.pc(TM) system is a customized noninvasive ICG monitoring device that we developed through a collaborative research and development program with Profiles in Health, Inc. Neither of these systems is currently in production.

     Zcare(R)

In addition to our standard warranty, we offer extended service agreements, called Zcare(R). The extended service agreement covers hardware and software maintenance beyond the warranty period. Also included in the agreement is a next day loaner unit while a device is under repair, free shipping for the loaner unit and repaired device, and free software upgrades.

Sales and Distribution

The United States medical marketplace consists of two distinct segments: the hospital market and the outpatient market. The outpatient market for BioZ(R) products include physician offices and hospital-based and free-standing outpatient facilities. During fiscal 1997, we established distribution agreements with 17 regional specialty distributors as our representatives in the hospital market. By the end of fiscal 1997, it was apparent that we needed to broaden our sales channels. We decided to add a direct sales force targeted at both the hospital and outpatient markets in the majority of the United States, and we reduced the number of our domestic distributors. During fiscal 2000 we began hiring clinical sales specialists to supplement our field sales team and to enhance customer understanding, usage and satisfaction. We believe that the resulting improved device utilization will strengthen customer loyalty and increase our recurring revenue from proprietary sensors.

During fiscal 1998 and 1999, our direct sales force began to produce an increased percentage of our overall sales in the outpatient market. In contrast to the hospital market, there are few, if any, formal capital equipment budget processes in this market segment, and purchasing decisions can therefore be made more quickly. Consequently, we focused our direct sales force primarily on the outpatient markets and sought an alliance with a hospital-based industry leader to penetrate the hospital market. Currently, we have a direct sales force of 41 focused primarily on the outpatient market.

In October 1999, we announced a strategic alliance with GEMS-IT for the distribution of our products to domestic hospitals with over 100 beds. We now have over 60 of GEMS-IT sales representatives promoting and selling our BioZ.com(R) in larger domestic hospitals. Internationally, we utilize a variety of distributors, including GEMS-IT, to actively promote the BioZ.com(R) in more than 70 countries. We also offer BioZ.buy(TM), our electronic commerce solution that provides the ability to electronically acquire our products, services and information through our company website.

Strategic Relationships

In August 1999, we entered into a strategic relationship with GEMS-IT for exclusive distribution of our BioZ.com(R) to select countries in Europe. In January 2000, we expanded the GEMS-IT distribution agreement to include 18 additional countries including Russia, Egypt, Saudi Arabia and the United Arab Emirates. In September 2000 the agreement was again expanded to include Japan, the worlds second largest health care market. Through GEMS-IT and our other international distributors, we now have representation in over 70 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America. In May 2001, GEMS-IT, GmbH, agreed to provide up to $600,000 of funding over the next two years to support ICG clinical sales specialists in Germany, Italy and Egypt.

In October 1999, we entered into an agreement with GEMS-IT for distribution of the BioZ.com(R) in the domestic hospital market. The agreement gave GEMS-IT exclusive rights through July 2001, to market and sell our BioZ.com(R) in hospitals with over 100 beds, a market in which GEMS-IT has a significant presence. GEMS-IT is widely recognized for its success in introducing new medical technologies, particularly in the areas of diagnostic cardiology, clinical information systems and patient monitoring systems.

During the fourth quarter of fiscal 2000, we entered into an agreement with GEMS-IT for the development of a custom plug-in module for the GEMS-IT Solar 7000 and 8000 Series of bedside monitors. This product was introduced to the market in June 2001 and extends the capabilities of the GEMS-IT Solar product family to provide all of the hemodynamic parameters of the BioZ.com(R) to GEMS-IT's installed customer base of over 30,000 units. The module is built at GEMS-IT's Milwaukee, Wisconsin facility using circuit board assemblies, patient cables and sensors supplied by us. The product is being distributed by the GEMS-IT direct sales force worldwide, and we receive a royalty payment for each module sold. We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 300,000 modular bedside monitors.

In March 2000, we entered into an agreement to provide BioZ(R) monitors and sensors sets to Profiles in Health, Inc., a privately held California corporation. Under the terms of the agreement, we were to manufacture and sell customized BioZ(R) monitors called BioZ.pc(TM), which would be integrated into the Profiles in Health Proveillance(TM) system. The contract contemplated a three-phase development program during which we would develop and provide to Profiles in Health, ICG components and sensors. Although Profiles in Health, Inc. continues to pursue funding, we established a 100% allowance for the receivables and inventory unique to this entity as their inability to pay became apparent in our fourth quarter of 2000.

In March 2001, we entered into an agreement with The Heart-Lung Associates of America, PC for use of our BioZ ICG technology in their DiTECTM pilot program to enhance the cardiac care of end stage chronic kidney failure patients. The program links kidney disease specialists with cardiologists and aims to significantly reduce cardiac event rates, decrease costs, and improve dialysis patient outcomes. During the latter part 2001 we received FDA 510(k) clearance on a new lower cost BioZ.com that could serve as a cost-effective solution for the dialysis market.

We have implemented various programs and partnerships to enhance our sales force productivity. In April 2001, we entered into a co-promotional agreement with Vasomedical, Inc. which allows our direct sales force, along with Vasomedical's sales force, to jointly market our BioZ.com(R) ICG monitoring systems and Vasomedical's EECP(R) enhanced external counterpulsation systems to physicians and hospitals throughout the United States. That same month, we entered into an agreement with Spacelabs Medical, Inc. for development of an interface using Spacelab's Universal Flexport(R) to integrate and display our ICG technology on their Ultraview Care Network(TM) monitoring system. In August 2001 we launched the Government Market Initiative Program to target and further penetrate Government markets. The program provides tools and incentives to our direct sales force to promote sales to VA hospitals.

Medicare and Other Third-Party Reimbursement

In the outpatient market most medical procedures are reimbursed by a variety of third-party payers, including Medicare and private insurers. CMS (formerly known as HCFA), the governmental body that approves medical diagnosis and treatment for financial reimbursement under Medicare, determines whether to reimburse for a given type of procedure and the dollar amount allowed. In November 1998, CMS mandated Medicare coverage of BioZ(R) procedures on a nationwide basis. This reimbursement approval for our BioZ(R) systems has improved our ability to penetrate the outpatient market, as it provides for national coverage to over 75 million Americans. In November 2000 CMS established national reimbursement pricing for the use of our equipment. In January 2002, the AMA issued a formal Level I CPT code covering our BioZ ICG technology. The current base amount paid by CMS for BioZ ICG is $35.11 per procedure, adjusted geographically based on pre-determined cost of living factors.

In the US hospital market the financial and healthcare cost containment pressures resulting from per-capita compensation techniques required by health maintenance organizations and diagnosis-related groups, are driving medical departments to decrease costs. A managed care system involving capitation rewards healthcare providers who utilize the most cost-effective methods available in order to maintain per-patient costs within the monthly fees. When used instead of PAC, our products could reduce direct hospital costs by an aggregate of $600 and total hospital costs by an average of $13,600. As a result, we believe a financial incentive exists, independent of third-party reimbursement circumstances, for hospitals to purchase and use our products.

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

Our primary prospects in the outpatient market include cardiologists, internal medicine physicians and family practitioners caring for congestive heart failure, hypertension and pacemaker patients. Patients in the United States who may benefit from our technology include the 50 million hypertension patients, five million congestive heart failure patients, over one million pacemaker patients, 20 million emergency patients and many patients requiring fluid management. Congestive heart failure-related expenditures exceeded $40 billion in 1998, more than any other illness.

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

   . show the ability of the BioZ(R)systems to assist physicians in the optimization of pacemakers;

   . demonstrate cost savings through more efficient care and reimbursement through CMS-mandated Medicare and private insurers; and

   . educate physicians and hospital staff of the importance of hemodynamics in the treatment of patients who would normally not be monitored with a PAC due to practice setting, costs and complications.

In addition, within the hospital setting, our marketing strategy is to emphasize the benefits of our noninvasive technology over the invasive PAC procedure.

We believe that acceptance of our products within the outpatient and hospital markets will lay the foundation for the utilization of ICG technology in the home healthcare market which will allow patients with chronic illnesses, such as congestive heart failure, to monitor their hemodynamic status simply and inexpensively and to transmit this information, via telephone or Internet, to their physicians on a regular basis. We believe that this "telemedicine" application has the potential to alert the physician effectively and efficiently to any changes in status, the need to adjust medications or patient noncompliance with prescribed treatment.

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

     The BioZ(R) Systems

We are committed to supporting well-designed clinical research studies utilizing ICG technology, several of which are currently in process. Studies which are of most importance to us are those which demonstrate validity, reproducibility, clinical utility and cost-effectiveness. The results of several major studies addressing each of these areas have been released with positive results. In May 2001, the results of a significant 100+ patient Mayo Clinic study was released at the American Society of Hypertension meeting held in San Francisco. The study demonstrated a 65% superiority in effectively treating previously-uncontrolled hypertension patients when our BioZ ICG was used as compared to traditional management by high blood pressure specialist physicians. In the study, one-half of the 104 resistant (uncontrolled) hypertension patients When the Company's BioZ ICG was utilized were treated with prescribed drugs based on traditional hypertension specialist evaluation and one-half of the patients were treated with prescribed drugs based upon the BioZ's hemodynamic data. The BioZ augmented-patient group reached goal (140/90 mm Hg) blood pressure 65% more often than the patients being treated without BioZ data. The study's investigators concluded "noninvasive hemodynamic management achieved superior blood pressure levels and control rates, when compared to management by experienced hypertension clinicians."

In September 2001 we announced the results of a significant ICG clinical study presented at the Fifth Annual Heart Failure (HFSA) Scientific Meeting in Washington, D.C. The Study, presented by researchers from the Iowa Heart Center, demonstrated CardioDynamics ICG technology's benefit in caring for pacemaker patients. Optimization of the pacemaker setting using the BioZ ICG benefited 89% of all patients in the Study. Small changes in pacemaker settings have the potential to create dramatic improvement in the heart's ability to deliver blood to the body while reducing the amount of effort required. The Study demonstrates the value of BioZ's noninvasive measurements to document possible improvement in heart function for patients being evaluated for a pacemaker. The results confirmed that benefit could be possible and allows identifying 'the best' setting for the pacemaker. Based on the results of this study it appears that ICG technology may be more useful than the commonly used echocardiographic measurements.

In addition to the completed studies, we are involved in a number of additional studies:

PREDICT - Prospective Evaluation and Identification of Cardiac Decompensation in Heart Failure by Impedance Cardiography Test. We have 21 research sites participating in this company-sponsored study and currently have 208 patients enrolled. The study design of PREDICT includes serial blinded measurements of ICG that are performed at two week intervals for 26 weeks. All patients are managed according to the judgment of physicians and nurses responsible for the patients care, who are not aware of the ICG data. The statistical analyses will involve determining if changes in specific ICG variables reliably precede the development of worsening heart failure. We have approximately 100 patients who have now completed the 6 months of monitoring.

ESCAPE BIG - Evaluation Study of Congestive Heart Failure and Pulmonary Artery Catheterization Effectiveness (ESCAPE) Bio-Impedance Cardiography in Advanced Heart Failure (BIG). We are participating as a substudy with a primary objective of evaluating how accurately hemodynamics parameters obtained from ICG predict clinical outcomes and to evaluate the relationship between hemodynamic data derived from ICG with hemodynamic data obtained from invasive monitoring. There are currently 56 patients enrolled in this substudy.

ED-IMPACT - Impedance Cardiography-Aided Assessment Changes Therapy in Emergent Dyspnea. This study is just getting underway. The primary endpoint will be the rate of change in diagnosis and treatment following the addition of BioZ data to the physician's initial clinical impression and therapeutic plan. Secondary endpoints will include an analysis of the changes in cost that resulted as a consequence of learning the hemodynamic data. We'll also be looking at ICG data corresponding to initial chest x-ray, echocardiography, and BNP (B-type Natriuretic Peptide) diagnostic results.

Medical Advisory Board

We have established a distinguished medical advisory board consisting of 22 physicians, many of whom are affiliated with prestigious universities and well-known medical institutions throughout the United States such as Stanford University School of Medicine, Cleveland Clinic, Scripps Clinic, University of California, San Diego, and Baylor College of Medicine, Houston, Texas. Our members, who have expertise in cardiology, electrophysiology, anesthesiology, hypertension, pulmonary and critical care, internal medicine, heart failure and emergency medicine, are as follows:

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

   . Barry H. Greenberg, M.D. is the director of the heart failure/transplant cardiology program at University of California, San Diego Medical Center in San Diego, California.

   . James Heywood, M.D. is the medical director of the cardiomyopathy program at Loma Linda University Medical Center in Loma Linda, California.

   . Meldon C. Levy, M.D. is director of the cardiac noninvasive laboratory and vice chairman, governing board, of the Century City Hospital, Los Angeles, California.

   . William C. Maguire, M.D., Ph.D. has a private practice in critical care and pulmonary disease and is on the staff of Grossmont and Alvarado Hospitals, San Diego, California.

   . Srinivasm Murali, M.D. is associate professor of medicine, director of transplant cardiology of the heart failure/transplantation unit of UPMC Health System located in Pittsburgh, Pennsylvania.

   . Loi Phi Nguyen, M.D. is Chief of Cardiology at West Houston Hospital in Houston, Texas.

   . Steven E. Nissen. M.D. is vice-chariman, department of cardiology and director of clinical cardiology at the Cleveland Clinic in Cleveland, Ohio

   . Frank Peacock, M.D. is a physician in the emergency department of the Cleveland Clinic in Cleveland, Ohio.

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

Our medical advisory board provides guidance regarding clinical trials, technological improvements and potential uses for our products. Members of the medical advisory board receive reimbursement for their expenses in attending company-sponsored meetings and, in some cases, receive consulting fees for time spent working on our behalf. No fees were paid to the members during fiscal 2001, 2000 or 1999 services on our medical advisory board. However, in some cases, members receive options to purchase shares of our common stock for participating in meetings and studies.

Manufacturing

We are licensed as a healthcare device manufacturer by the Food and Drug Branch of the California Department of Health Services, which is the State of California equivalent of the FDA, and operate under the FDA Good Manufacturing Practice regulation.

In our facility our production process for the BioZ(R) monitors consists primarily of final assembly, integration and testing of standard and custom components. We currently outsource to a third party the production of our BioZtect(TM) sensors and patient boards to qualified subcontractors, who have met our supplier certification process and are placed on an approved vendor list.

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

Warranty and Service

Our systems come with a standard five-year, parts and labor warranty commencing at the date of shipment. When warranty repairs are necessary, we generally perform them at our headquarters. In some cases, our distributors perform repairs in authorized service centers. We also provide field clinical sales specialists as necessary, as well as 24-hour on-call technical support. In addition to the standard warranty, we offer extended service agreements, called Zcare(R), for hardware and software maintenance beyond the warranty period. We also service equipment on a time and materials basis.

Competition

     Direct competition

We are aware of three domestic and two international manufacturers of ICG monitors. Since all five companies are privately held, sales and financial figures for these competitors are not available. We believe that our BioZ(R) products provide the most advanced ICG monitoring and commercially attractive designs, at prices that are competitive. Thus far, we have not observed sales and marketing efforts by our competitors in the market place.

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

     Direct Fick

Direct Fick was the original method conceived in the late 1800's to measure cardiac output. It is based on calculating the oxygen difference between the arterial and venous blood, along with oxygen inhalation and expiration. The Direct Fick method is seldom used because it is time consuming, costly and complicated. A variation of the Direct Fick method, called Fick Partial Re-breathing, was introduced in late 1998 to the hospital surgical market. Fick Partial Re-breathing uses carbon dioxide instead of oxygen to measure cardiac output. The Fick Partial Re-breathing method is limited to patients who are mechanically ventilated, which severely restricts the number of patients who are candidates for the procedure. In addition, lack of CMS-mandated reimbursement creates a barrier for adoption by the medical community.

Intellectual Property

Our success will, to some extent, depend on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others. Currently we hold two United States patents that will expire in 2006 and 2009. These existing patents were issued prior to the re-engineering of our products to incorporate digital signal processing. Our research department has developed new technologies for which we have filed six patent applications. We also possess proprietary software, which we have elected not to disclose through patents. We may in the future file new patent applications covering modifications to our products and algorithms.

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

Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with current good manufacturing practice requirements. Labeling and promotional activities are regulated by the FDA and, in some circumstances, by the Federal Trade Commission. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) submission. If the FDA requires us to submit a new 510(k) notice for any product modification, even one that addresses device performance issues, we may be prohibited from marketing the modified product until the 510(k) notice is cleared by the FDA.

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. Future changes in the regulations or interpretations made by the FDA or other regulatory bodies may have retroactive effect and may adversely affect us.

In order to sell our products within the European community, we must comply with the European Commission's medical device directive. In late 1998 we received authorization from TUV Rhineland of North America to place the CE mark on our BioZ.com(R). The CE mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ.com(R) throughout Europe. Future regulatory changes could limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark. If we fail to obtain authorization to use the CE mark or lose this authorization, we will not be able to sell our products in the European community. In December 2001, we had our annual compliance review and we passed without any significant issues. In May 2000, we received approval from the State Drug Administration of the People's Republic of China and in November 2000, we received a Canadian Medical Device License.

Employees

As of February 15, 2002, we had 122 employees, two of which are considered part-time. Of this number, 63 are in sales and marketing, 21 are in manufacturing, 13 are in research and development, and the balance are in management or administration.

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

We distribute our products to domestic hospitals and targeted international markets through our strategic alliance with GEMS-IT. We intend to enter into similar agreements with other major patient monitoring companies and to establish technology partnerships with pacemaker and other medical product and technology companies. Widespread acceptance of our BioZ(R) products is dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.

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

The validity and breadth of claims in medical technology patents involve complex legal and factual questions. Future patent applications may not be issued, the scope of any patent protection may not exclude competitors, and our patents may not provide competitive advantages to us. Our patents may be found to be invalid, and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Also, our existing patents may not cover products that we develop in the future. Moreover, when our patents expire, the inventions will enter the public domain. See "Business - Intellectual Property."

Since patent applications in the United States are maintained in secrecy until patents are issued, our patent applications may infringe patents that may be issued to others. If our products were found to infringe patents held by competitors, we may have to modify our products to avoid infringement, and it is possible that our modified products would not be commercially successful.

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

In late 2000 and continuing in 2001, the State of California has been subject to a deterioration in the ability of major utilities to provide energy for the State's needs. The crisis has resulted in "rolling blackouts" where certain areas are not provided with any electricity for several hours. To date, while our facilities have been subject to intermittent power outages, the most immediate impact has been the significant increase in power rates for most users, including us. In addition, the major utility providers are purchasing power on a "spot" basis. The cost of such purchases has exceeded their ability to fully collect the increases from their customers. Any future interruption in power or further increases in power costs could delay production or increase our operating costs and could have a material adverse effect on our operations.

We have no experience with home healthcare.

We intend to enter the home healthcare market through pursuit of strategic relationships with other parties. We have not concluded any agreements or understandings with any third parties, and we may not be able to enter into any arrangements on terms satisfactory to us. Even if we are successful in negotiating acceptable arrangements with third parties, the parties may not perform their obligations to us for reasons beyond our control. If we are not able to negotiate arrangements with other parties to implement our home healthcare strategy, or if such arrangements, once negotiated, are not successful, we will not be able to meet our business objectives in this area.

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

The commercialization of our current product line and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

   . our rate of sales growth--fast growth may actually increase our need for additional capital to hire additional staff, purchase additional component inventories, finance the increase in accounts receivable and supply substantial support services;

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

   . market acceptance and demand for our products--although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital; and

   . financing strategies--our attempt to accelerate the otherwise lengthy purchasing processes of hospitals by offering leasing programs as an alternative to outright purchasing and by providing purchasers with extended payment terms and financing options will consume additional capital.

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

The nature of our business exposes us to risks of product liability claims and product recalls. Medical devices as complex as ours frequently experience errors or failures, especially when first introduced or when new versions are released. For example, we voluntarily recalled 43 units of our new BioZ.comII's from purchasers in December due to performance issues identified in conjunction with early users of this product. All of the recalled units were replaced with BioZ.com's and we have retrofitted the recalled units to address the performance issues. Our products are sometimes used in procedures where there is a high risk of serious injury or death. These risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale.

We did not carry product liability insurance during some periods before May 15, 1995. We currently maintain product liability insurance at $20,000,000 per occurrence and $20,000,000 in the aggregate. Our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

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

The holders of warrants to purchase our common stock could require us to issue additional shares of common stock to them pursuant to anti-dilution rights. These rights would cause us to issue additional common stock upon exercise of their warrants if we sell common stock at a price less than the exercise price of their warrants. If we need to sell common stock at a time when the market price for our shares is depressed, these anti-dilution rights could further depress the market price and impair our ability to raise needed capital. As of February 15, 2002 there are 2,396,128 warrants outstanding.

Our international sales expose us to unique risks.

In fiscal 2001, international sales accounted for approximately 5% of our revenue. We believe that international sales will represent a meaningful portion of our revenue in the future. We rely on GEMS-IT and other regional distributors to assist us with our international sales efforts. We are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

Recent terrorist attacks in the United States have affected travel, the stock market, the postal service and the general economy.

On September 11, 2001, terrorists carried out attacks that destroyed the World Trade Center in New York and badly damaged the Pentagon outside Washington, D.C. In the wake of these attacks, stock prices broadly declined from the prices that existed prior to the attacks. In addition to affecting the stock markets, the terrorist attacks may affect the national and international economies because of the uncertainties that exist as to how the United States will respond in the future and as to whether additional attacks will be carried out against the United States. These uncertainties brought about challenges in travel, mail delivery and contributed to a slowdown in economic activity in the United States and beyond. Limitations on travel by our sales and clinical staff could negatively effect our ability to achieve our revenue goals. Additionally, travel closures or delays could negatively impact deliveries of raw materials from our vendor required to manufacture our products including the disposable sensors and deliver them in a timely way to our customers. Delays in the delivery of mail could inhibit our ability to invoice and collect amounts owed to us. The weakened economy may have the effect of and impacting the ability of our management and sales staff to conduct business and, as a result, decreasing our sales.

Recent corporate scandals involving alleged accounting irregularities have resulted in unavailability of, or significantly higher premiums for director and officer liability insurance.

As a result of recent well publicized corporate business failures alleged to have involved improper acts by executives and accounting irregularities, director and officer liability insurance has become more difficult to obtain and the premiums for such insurance have increased significantly. If we are unable to obtain director and officer liability insurance at rates that are reasonable or at all, we may not be able to retain our current officers and directors or attract qualified directors and officers in the future. Common stock that is available for immediate resale may depress our market price.

We have filed registration statements with the Securities and Exchange Commission covering the potential resale by our shareholders of up to 18,700,000 shares of common stock, the majority of which have not been sold. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.

A low stock price could result in our being de-listed from the Nasdaq Market and subject us to regulations that could reduce our ability to raise funds.

If our stock price were to drop below $1.00 per share and remain below $1.00 per share for an extended period of time, or if we fail to maintain other Nasdaq criteria, Nasdaq may de-list our common stock from the Nasdaq-Amex National Market. In such an event, our shares could only be traded on over-the-counter bulletin board system. This method of trading could significantly impair our ability to raise new capital.

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

ITEM 2.   DESCRIPTION OF PROPERTY

Our executive offices are located in an approximately 18,000 square foot leased facility in San Diego, California. This facility houses all of our research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel. Approximately 12,000 square feet of the facility is being utilized by our research, development and manufacturing functions with the balance occupied by our marketing, sales and administrative staff. The five-year lease expires in June 2002. We are currently looking at several alternatives, including moving the manufacturing operations to a second location and expanding our office space in the current location or moving to a new facility entirely.

ITEM 3.   LEGAL PROCEEDINGS

We are from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business. Management believes that resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq-Amex National MarketSM under the symbol CDIC. The following table sets forth for the periods indicated the high and low closing prices per share of common stock as furnished by The Nasdaq-Amex National Market(SM).

                                                                         High       Low
                                                                         ----       ---
               Year Ending November 30, 2001
               Fourth Quarter ........................................  $ 7.28    $ 4.20

               Third Quarter .........................................    6.17      4.15

               Second Quarter ........................................    5.35      2.75

               First Quarter .........................................    5.00      3.16

               Year Ending November 30, 2000

               Fourth Quarter ........................................  $ 6.50    $ 4.31

               Third Quarter .........................................    7.28      4.00

               Second Quarter ........................................   13.13      4.66

               First Quarter .........................................    7.00      3.16

In May 2000, the Company moved from the Nasdaq Small Cap Market to the Nasdaq-Amex National Market System.

On February 11, 2002 there were approximately 474 holders of record of our common stock and a total shareholder base of approximately 13,000. We have not declared or paid any cash dividends on shares of our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business.

ITEM 6.   SELECTED FINANACIAL DATA

The following table summarizes certain selected financial information for, and as of the end of, each of the fiscal years in the five-year period ended November 30, 2001. The information set forth below is derived from the financial statements of the Company which were audited by KPMG LLP, independent auditors, and should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and related Notes.

                                                                   Years Ended November 30,
                                                            (In thousands, except per share data)
                                        -------------------------------------------------------------------------------
Statement of Operations
Information                                   2001             2000            1999            1998            1997
                                        ---------------  ---------------  --------------  --------------  -------------
Net sales                                    $19,598        $13,102         $ 7,281           $ 2,099      $   478
Net loss from operations                      (1,162)        (8,501)         (3,274)           (5,224)      (4,273)
Net loss to common shareholders                 (659)        (8,267)         (4,219)           (5,358)      (4,278)
Loss per share - basic & diluted                (.01)          (.19)           (.12)             (.17)        (.14)
Weighted-average number of common
   shares outstanding                         45,583         43,145          36,296            32,118       31,386


                                                                   Years Ended November 30,
                                                                        (In thousands)
                                        -------------------------------------------------------------------------------
Balance Sheet Information
                                              2001           2000             1999              1998          1997
                                        ---------------   -----------    --------------    --------------  ------------
Working capital                              $15,684        $15,855         $ 3,589           $ 1,337      $ 2,993
Total assets                                  21,461         21,561           8,497             4,649        4,023
Long-term debt, less current
   maturities                                     40             87           1,350             1,112           27
Preferred stock                                   --             --              --             2,152           --
Total shareholders' equity (deficit)          18,423         18,566           2,643            (1,620)       2,996

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our company's business, refer to Item I of this Form 10-K, Description of Business - Risk Factors.

Results of Operations (This discussion refers to fiscal years which end on November 30)

Net Sales were $19,598,000, $13,102,000 and $7,281,000 for fiscal years 2001,
2000 and 1999, respectively. The annual sales increases were driven primarily by strong revenue growth from our domestic direct sales force, strategic partners and sensor revenue. For fiscal year 2001, initial purchases of $2,263,000 in BioZ(R) ICG module kits from our strategic partner, GE Medical Information Technologies (GEMS-IT) added to the sales growth. We believe demand for our products continues to grow as the medical community's recognition of the clinical usefulness of our BioZ(R) increases.

In March 1998, we received FDA 510(k) marketing clearance for our BioZ.com(R) ICG monitoring system. The BioZ.com(R) is compact and features a transport battery, integrated blood pressure module and the ability to directly interface with most hospital central monitoring systems. The BioZ.com(R) utilizes our proprietary ICG technology, DISQ(TM) technology and ZMARC(TM) algorithm for improved measurement of impedance waveforms and automatic electronic calibration. The BioZ systems accounted for 78% of our overall sales in fiscal 2001. Sales of the BioZ systems accounted for 92% and 95% of our overall sales in fiscal 2000 and 1999, respectively.

Sales by our domestic direct sales force, which targets physician offices and US hospitals, increased 61% in fiscal 2001 as compared with fiscal 2000, and increased 91% when comparing fiscal 2000 to fiscal 1999. The average price per unit sold by our direct sales force has increased 50% in the last three years, from approximately $24,000 for the fourth quarter of fiscal 1998, to $36,000 for the fourth quarter of fiscal 2001. There are several reasons for this increase: including greater awareness and acceptance of ICG technology, uniform nationwide Medicare reimbursement, inclusion of additional options, a five-year warranty and accessories in the system price, and the absence of competitive products or cost-effective alternative technologies. In fiscal 2000, we began to hire clinical sales specialists to supplement the direct sales force. These clinical sales specialists assist in three primary areas: pre-sales activities including demonstrations, initial set-up and training for physician and staff, in-servicing customers post-sale, and on-going customer support to increase customer satisfaction and increase recurring revenues.

In November of 1998, we received CE Mark approval for our BioZ.com(R) which expanded our opportunities for distribution in Europe. During fiscal 1998 and 1999, we established international distribution agreements with 15 medical device distributors and in August 1999, we entered into a strategic alliance with GEMS-IT for exclusive distribution of our BioZ.com(R) to select countries in Europe. In January 2000, the GEMS-IT distribution agreement was expanded to include 18 additional countries including Russia, Egypt, Saudi Arabia, and United Arab Emirates. In September 2000, the agreement was again expanded to include Japan, the world's second largest healthcare market. Through GEMS-IT and our other international distributors, we now have representation in over 70 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America. In May 2000, we received State Drug Administration approval from the People's Republic of China and in November 2000, a Canadian Medical Device License.

Sales to our international distributors and strategic partner internationally were $914,000, $1,140,000 and $1,521,000, for fiscal years 2001, 2000 and 1999, respectively. In May 2001, GEMS-IT, GmbH, agreed to provide us with up to $600,000 of funding over the next two years to support the hiring of ICG clinical sales specialists in Germany, Italy and Egypt.

Sales to our domestic strategic partners were $3,113,000, $2,264,000 and $458,000 for fiscal 2001, 2000 and 1999, respectively. In the second quarter of fiscal 2001 we commenced shipments of a custom plug-in module for the Marquette Solar 7000 Series of bedside monitors. The module extends the capabilities of the Solar 7000 product family to provide all of the hemodynamic parameters of the BioZ.com(R). The module is built at GEMS-IT's Milwaukee, Wisconsin facility using circuit board assemblies, patient cables and sensors supplied by us and is being distributed by the GEMS-IT direct sales force worldwide. We receive a royalty payment for each module sold. Beginning in the first quarter of fiscal 2002 our direct sales force will also begin selling ICG modules to the GEMS-IT installed customer base of over 30,000 patient monitors. The monitors we sell will be manufactured jointly by GEMS-IT and CardioDynamics and will be carried in our inventory until sold to the end-user.

In March 2001, we entered into an agreement with The Heart-Lung Associates of America, PC for use of our BioZ ICG technology in their DiTECTM pilot program to enhance the cardiac care of end stage chronic kidney failure patients. The program links kidney disease specialists with cardiologists and aims to significantly reduce cardiac event rates, decrease costs, and improve dialysis patient outcomes. During the latter part of 2001 we received FDA 510(k) clearance on a new lower cost BioZ.com that could serve as a cost-effective solution for the dialysis market.

Included in domestic strategic partner sales in fiscal 2000 is $644,000 of sales to Profiles in Health, Inc. In March 2000, we entered into an agreement to provide ICG monitors and sensors to Profiles in Health, Inc., a privately held California corporation organized to provide a variety of healthcare data and support services for many disease states, infection control and exposure management. Under the terms of the agreement, we manufactured and sold customized ICG monitors called BioZ.pc(TM), for integration into the Profiles in Health Proveillance(TM) system for use by healthcare providers and managed care organizations throughout the United States. On July 6, 2000 we received FDA 510(k) clearance for the BioZ.pc(TM) system. Pricing of the customized ICG components and sensors under the Profiles in Health agreement reflect a substantial volume discount. Although Profiles in Health, Inc. continues to pursue funding, we established a 100% allowance for the note and accounts receivable and inventory unique to this entity as their inability to pay became apparent in our fourth quarter of 2000. We did not sell or manufacture any inventory related to this agreement in fiscal 2001.

Additionally, we have implemented various programs and partnerships to enhance our sales force productivity. In April 2001, we entered into a co-promotional agreement with Vasomedical, Inc. which allows our direct sales force, along with Vasomedical's sales force, to jointly market our BioZ.com(R) ICG monitoring systems and Vasomedical's EECP(R) enhanced external counterpulsation systems to physicians and hospitals throughout the United States. That same month, we entered into an agreement with Spacelabs Medical, Inc. for development of an interface using Spacelab's Universal Flexport(R) to integrate and display our ICG technology on their Ultraview Care Network(TM) monitoring system. In August 2001 we launched the Government Market Initiative Program to target and further penetrate Government markets. The program provides tools and incentives to our direct sales force to promote sales to VA hospitals.

Each time our BioZ products are used, disposable sets of four dual sensors are required. In May 2000, we received FDA 510(k) clearance on the BioZtect(TM) sensor and cable system which provides enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment. Its unique shape, chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. In October 2000, we filed two patent applications covering the utility and unique design features of the BioZtect(TM) sensors. During fiscal 2000 we implemented an auto-ship sensor program that allows customers to receive sensor pricing discounts in exchange for minimum monthly sensor purchase commitments. The BioZtect(TM) sensors for our stand-alone systems have a list price of $9.95 per application and $19.95 per application for the ICG module. Sensor and other revenues for fiscal years 2001, 2000 and 1999 were $2,042,000, $1,060,000 and $342,000, respectively. As the installed base of BioZ systems grows, we expect the revenue generated by our disposable sensors to continue to comprise a larger portion of our overall revenue stream.

Gross Margins were $13,984,000, $8,557,000 and $4,682,000 for the fiscal years ending 2001, 2000 and 1999, respectively. As a percentage of net sales, gross margins for the corresponding periods were 71%, 65% and 64%, respectively. The improvement in the gross margin from year to year was principally due to the higher sales volumes along with a higher average sales price per unit as a greater percentage of our products were sold by our direct sales force. In addition, during fiscal 2001 and 2000 we reduced our direct material cost per unit by 15% in each of the two years through material procurement cost reduction initiatives. Late in the fourth quarter of fiscal 2001, we commenced shipments of our new, re-engineered lower manufactured cost BioZ.com which has a manufactured cost that is reduced an additional 30%. In January 2002, we voluntarily recalled the first 43 BioZ.comII units due to performance issues identified in conjunction with early users of this product. The replacement and retrofit of these units did not lead to a significant increase our expenses for the first quarter of 2002.

Research and Development expenses for the fiscal years ended November 30, 2001, 2000 and 1999 were $3,215,000, $2,758,000, and $1,914,000, respectively. The increase from fiscal year 2000 to 2001 of 17% is largely the result of the sponsorship of two clinical studies, PREDICT (Prospective Evaluation and Identification of Cardiac Decompensation in Heart Failure by Impedance Cardiography Test) and ESCAPE (Evaluation Study of Congestive Heart Failure and Pulmonary Artery Catheterization Effectiveness). The larger of the two studies, PREDICT, has 21 research sites participating with over 200 patients currently enrolled. The 44% increase in fiscal year 2000 over fiscal 1999 can be attributed primarily to increased spending for the development of our BioZtect(TM) proprietary sensors, integration of our technology into the GE Solar(R) patient monitoring system and development of the BioZ.pc(TM). We anticipate that the expenses associated with research, heart failure, hypertension and emergency department clinical studies, further enhancements to the BioZ systems and working with strategic partners on new product development will continue to comprise a substantial portion of our overall expense structure.

Selling and Marketing expenses decreased by 19% from fiscal 2000 to $10,184,000 in 2001 because the fiscal 2000 amount included a non-cash charge of $3,382,000 related to the vesting of the remaining 1,000,000 performance-based warrants issued to GEMS-IT and $1,928,000 of bad debt expense related to past due accounts receivable balances, including a 100% provision for amounts due from Profiles in Health, Inc. Excluding the non-cash charges in fiscal 2000, the increase in sales and marketing expenses year over year was due to our continued investment in our direct sales force and clinical sales specialists, as well as other areas of the company which directly contribute to revenue growth.

General and Administrative expenses were $1,747,000, $1,662,000 and $1,369,000 for fiscal years 2001, 2000 and 1999 respectively. The increase in total expenses from year to year was primarily attributable to additional staffing needs and a stronger focus on investor and public relations. We continue to focus on ongoing cost containment especially in areas that are not directly related to sales growth and as a result, general and administrative expenses as a percentage of sales, continued to decrease to 9% in fiscal 2001 from 13% in fiscal 2000 and 19% in fiscal 1999.

Other Income and Expense - We earned interest on our invested funds of $584,000, $481,000 and $91,000 for the 2001, 2000 and 1999 fiscal years, respectively. Despite lower interest rates during fiscal 2001, interest income increased 21% in fiscal 2001 when compared to fiscal 2000, due to the improvement in cash flows from operations and the interest income recognized from the internal financing program we offered during the third and fourth quarters of fiscal 2000. The 429% increase in interest income in fiscal 2000 over fiscal 1999 was due primarily to increased funds available for investment from the various financings which occurred during the year.

We incurred interest expense of $47,000, $226,000 and $312,000 for fiscal years 2001, 2000 and 1999, respectively. The decrease of $179,000 in interest expense in 2001, as compared with 2000, and the $86,000 decrease in interest expense in fiscal 2000 over 1999 are primarily because in August 2000, we repaid our term loan with City National Bank and our line of credit agreement with our Chairmen.

Other - Net - To achieve an orderly conversion of the shares of our Series A convertible preferred stock and minimize the potential impact on the market price of our common stock, in June of 1999, we identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of our Series A preferred stock. As a result of this transaction, we recorded a non-cash charge of $492,000 included in other expense.

Income Taxes for fiscal years 2001, 2000 and 1999, income tax provisions were recorded in the amounts of $1,000, $11,000 and $1,000, respectively. As we expanded our direct sales force, we incurred filing obligations in various states other than California. Therefore the income tax provision for fiscal 2000 included payments to these states.

Dividends - In the third fiscal quarter of 1999, we declared a $192,000 stock dividend related to warrants issued to the Series A preferred shareholders in exchange for the relinquishment of their contractual right to purchase an additional $3,000,000 of convertible preferred stock. Preferred stock dividends totaled $226,000 in fiscal 1999. There were no dividends in fiscal 2000 or 2001.

Net Loss - In 2001 we recorded a net loss to common shareholders of $659,000, or $.01 per share. Fiscal 2000's net loss to common shareholders was $8,267,000, or $.19 per common share, versus a net loss to common shareholders of $4,219,000 or $.12 per share, in fiscal 1999. The fiscal 2000 net loss included non-cash charges of $3,382,000 for warrants that vested in the fourth quarter to GEMS-IT and an additional allowance for doubtful accounts of $1,928,000 related to past due accounts receivable including a 100% provision for amounts due from Profiles in Health, Inc.

The number of common shares outstanding at November 30, 2001 was 45,798,322, an increase of less than 1% over the number of common shares outstanding at November 30, 2000, due to the exercise of stock options. The number of common shares outstanding at November 30, 2000 increased by 14% over the number outstanding at November 30, 1999, primarily due to the issuance of additional shares in the December 1999 and July 2000 financings as well as the exercise of options and warrants during the year.

Liquidity and Capital Resources

Our working capital at November 30, 2001 was $15,684,000, virtually unchanged from one year before at $15,855,000. At November 30, 2001 we had $6,394,000 of cash, a decrease from $11,595,000 of cash at November 30, 2000. The decrease can be attributed primarily to cash used to support increases in trade accounts receivable, long-term receivables and inventory as a result of increased sales volumes. We are also paying our vendors more quickly, thereby reducing our accounts payable and accrued expenses from the November 30, 2000 levels.

Liquidity and Capital Resources - Continued)

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease commenced on September 1, 1997 and current lease payments are $22,000 per month, including CAM charges and property taxes. In fiscal 2001, 2000 and 1999, we invested $200,000, $381,000 and $34,000 respectively, in property and equipment, principally for new computers, software and equipment to be used in our manufacturing process. The lease expires in June 2002 and we are evaluating our options for renewal of the lease or the lease of alternative (or additional) space for our operations. We do not anticipate that our rent expense for our facilities or expenses incurred in moving to new space subsequent to June 2002 will have a material adverse effect on our cash flow or results of operations.

In July 2000, we sold $18.7 million of common stock in a private placement of approximately 3.3 million shares of our common stock to institutional and other accredited investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson. The financing was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated under the Act. In connection with the private placement, we incurred issuance costs totaling $1,382,086.

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

In May 1999, we sold $5.2 million of common stock in a private placement to institutional and other accredited investors. The investors purchased unregistered shares with a six-month holding restriction for $1.00 per share, representing a 27% discount from the closing bid price.

In January 1999, the Company established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, the Company is required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. All the assets of the Company collateralize the credit line. In June of 2001 the line of credit was renewed and increased to $4,000,000 and has been extended through June 2002. At November 30, 2001 there was no outstanding borrowing under the line of credit.

In August 1998, we sold $3,000,000 of Series A convertible preferred stock. During fiscal 1999, we facilitated conversion of the remaining shares of the Series A preferred stock into common stock. There are no preferred shares outstanding at November 30, 2000 or 2001.

These equity financings, together with our bank credit facilities and other lines of credit, have provided the capital required to fund initial commercialization of our BioZ(R) products and ongoing research and development efforts. These financings have also allowed us to expand of our direct sales force and international sales presence, meet our capital expenditures working capital requirements, including cash flow needs relating to the significant increase in accounts receivable resulting from higher sales volumes and extended payment terms.

Liquidity and Capital Resources - Continued)

Our long-term liquidity will depend on our ability to commercialize the BioZ(R) and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

We have operating loss carryforwards of approximately $28,234,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

Critical Accounting Principles and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, sales returns and revenue recognition. We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under difference assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing the complexion of our accounts receivable aging and evaluating individual customer receivables, considering customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.

We recognize revenue from the sale of product when persuasive evidence of a sale exists, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. We sell some products under long term financing arrangements and recognize the present value of the minimum payments as revenue at the time of sale and recognize interest income over the term of the arrangement.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Board Opinion 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement's effective date, fiscal years beginning after December 15, 2001 or the beginning of the Company's fiscal year 2003. It is not anticipated that the adoption of the provisions of SFAS 141 and 142 will have a material impact on our results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. We are required to adopt the provisions of Statement No. 143 for the quarter ending February 28, 2003. It is not anticipated the adoption of SFAS 143 will have a material effect on our results of operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement No.
121), it retains many of the fundamental provisions of Statement No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on our results of operations and financial position.

OTHER ITEMS

The Company is not a party to off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair market value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain substantially all of our portfolio of cash equivalents in commercial paper, certificates of deposit and money market funds. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

ITEM 8.     FINANCIAL STATEMENTS


                          Independent Auditors' Report


The Board of Directors and Shareholders
of CardioDynamics International Corporation:

We have audited the accompanying balance sheets of CardioDynamics International Corporation as of November 30, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation as of November 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ KPMG LLP

San Diego, California
January 22, 2002

                    CardioDynamics International Corporation

                                 Balance Sheets

                           November 30, 2001 and 2000
                        (In thousands, except share data)


                                    Assets

                                                                                  2001              2000
                                                                               -----------      ----------
Current assets:
   Cash and cash equivalents                                                   $    6,394       $   11,595
   Accounts receivable, net of allowance for doubtful accounts
     of $1,425 in 2001 and $1,649 in 2000                                           7,373            3,771
   Inventory, net (note 2)                                                          2,821            2,255
   Current portion of long-term receivables (note 4)                                1,663              911
   Other current assets                                                               431              231
                                                                               ----------       ----------

                  Total current assets                                             18,682           18,763

Property and equipment, net (note 3)                                                  490              575
Long-term receivables and note receivable, net (note 4)                             2,259            2,193
Deposits                                                                               30               30
                                                                               ----------       ----------

                  Total assets                                                 $   21,461       $   21,561
                                                                               ==========       ==========

                     Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                            $    1,338       $    1,588
   Accrued expenses                                                                   277              521
   Accrued salaries, wages and benefits                                               903              671
   Current maturities of long-term debt (note 11)                                      69               85
   Deferred service revenue                                                           411               43
                                                                               ----------       ----------

                  Total current liabilities                                         2,998            2,908

Long-term debt, less current maturities (note 11)                                      40               87
                                                                               ----------       ----------

                             Total liabilities                                      3,038            2,995

Shareholders' equity: (notes 7, 8 and 9)
   Preferred stock; no par value; 18,000,000 shares authorized; no shares
     issued or outstanding at November 30, 2001 or 2000                                --               --

   Common stock; no par value; 100,000,000 shares authorized;
     issued and outstanding 45,798,322 shares at November 30,
     2001 and 45,518,475 shares at November 30, 2000                               48,786           48,270
   Accumulated deficit                                                            (30,363)         (29,704)
                                                                               ----------       ----------

                  Total shareholders' equity                                       18,423           18,566
                                                                               ----------       ----------
Commitments and contingencies (note 11)

                  Total liabilities and shareholders' equity                   $   21,461       $   21,561
                                                                               ==========       ==========

See accompanying notes to financial statements.

                    CardioDynamics International Corporation

                            Statements of Operations

              For the years ended November 30, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                 2001        2000        1999
                                               --------    --------    --------
Net sales                                      $ 19,598    $ 13,102    $  7,281
Cost of sales                                     5,614       4,545       2,599
                                               --------    --------    --------

                Gross margin                     13,984       8,557       4,682
                                               --------    --------    --------
Operating expenses:
   Research and development                       3,215       2,758       1,914
   Selling and marketing                         10,184      12,638       4,673
   General and administrative                     1,747       1,662       1,369
                                               --------    --------    --------

                Total operating expenses         15,146      17,058       7,956
                                               --------    --------    --------

Loss from operations                             (1,162)     (8,501)     (3,274)

Other income (expense):
   Interest income                                  584         481          91
   Interest expense                                 (47)       (226)       (312)
   Other, net (note 8)                              (33)        (10)       (497)
                                               --------    --------    --------

                Total other income (expense):       504         245        (718)

Loss before income taxes                           (658)     (8,256)     (3,992)
Income taxes (note 10)                               (1)        (11)         (1)
                                               --------    --------    --------
Net loss before preferred stock dividends          (659)     (8,267)     (3,993)

Preferred stock dividends                            --          --        (226)
                                               --------    --------    --------
Net loss to common shareholders                $   (659)   $ (8,267)   $ (4,219)
                                               ========    ========    ========

Net loss per common share, basic and diluted   $   (.01)   $   (.19)   $   (.12)
                                               ========    ========    ========

Weighted-average number of common shares
   outstanding - basic and diluted               45,583      43,145      36,296
                                               ========    ========    ========

See accompanying notes to financial statements.

                    Cardiodynamics International Corporation

                       Statements of Shareholders' Equity

              For the years ended November 30, 2001, 2000 and 1999
                        (In thousands, except share data)


                                                            Common Stock
                                                        ------------------------   Accumulated
                                                           Shares       Amount       Deficit      Total
                                                        ------------  ----------  ------------  ---------
Balance at November 30, 1998                              32,676,029  $   15,598   $   (17,218)  $ (1,620)
Compensatory stock options granted                                --           8            --          8
Issuance of common stock warrants                                 --         554            --        554
Issuance of common stock, net                              5,527,272       5,577            --      5,577
Issuance of common stock - upon exercise of
  stock options                                               91,000         152            --        152
Issuance of common stock - upon conversion of
  preferred stock                                          1,567,962       2,145            --      2,145
Preferred stock dividends paid in common stock
  and warrants                                                26,548          46          (226)      (180)
Net loss                                                          --          --        (3,993)    (3,993)
                                                        ------------  ----------  -----------  ----------
Balance at November 30, 1999                              39,888,811      24,080       (21,437)     2,643


Compensatory stock options granted                                --          64            --         64
Issuance of common stock - upon conversion of
  long-term debt                                             101,521          25            --         25
Issuance of common stock warrants                                 --       3,382            --      3,382
Issuance of common stock, net                              4,667,767      20,399            --     20,399
Issuance of common stock - upon exercise of
  stock options and warrants                               1,279,284       2,517            --      2,517
Redemption of common stock from related party               (418,908)     (2,197)           --     (2,197)
Net loss                                                          --          --        (8,267)    (8,267)
                                                        ------------  ----------  ------------  ---------
Balance at November 30, 2000                              45,518,475      48,270                   18,566
                                                                                       (29,704)

Compensatory stock options granted                                --          61            --         61
Common stock issuance costs                                       --          (2)           --         (2)
Issuance of common stock - upon exercise of
  stock options                                              279,847         457            --        457
Net loss                                                          --          --          (659)      (659)
                                                        ------------  ----------  ------------  ---------
Balance at November 30, 2001                              45,798,322  $   48,786   $   (30,363)  $ 18,423
                                                        ============  ==========  ============  =========


See accompanying notes to financial statements.

                    Cardiodynamics International Corporation

                            Statements of Cash Flows

              For the years ended November 30, 2001, 2000 and 1999
                                 (In thousands)

                                                                         2001         2000         1999
                                                                      ----------   ----------   ----------
Cash flows from operating activities:
   Net loss                                                           $     (659)  $   (8,267)  $   (3,993)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                           275          207          117
     Loss (gain) on sale of fixed assets                                       3           --           (2)
     Provision for obsolete inventory                                         67          138           70
     Provision for warranty repairs                                          136          (95)          76
     Reduction in reserve for inventory returns                               --           --          (23)
     Provision for demonstration inventory                                   (67)         (58)          61
     Provision for doubtful receivables                                     (224)       1,096          520
     Provision for doubtful long-term receivables                            (53)         566           --
     Compensatory stock options granted                                       61           64            8
     Warrants issued                                                          --        3,382          350
     Non-cash expense for retirement of Series A preferred stock              --           --          483
     Other non-cash items                                                     --          (19)          --
     Changes in operating assets and liabilities:
       Accounts receivable                                                (3,378)        (641)      (4,114)
       Inventory                                                            (566)        (992)        (479)
       Other current assets                                                 (952)      (1,026)         (28)
       Long-term receivables and note receivable                             (13)      (2,732)         (26)
       Deposits                                                               --           13           (3)
       Accounts payable                                                     (250)         463          547
       Accrued expenses                                                     (381)         432           30
       Accrued salaries, wages and benefits                                  232          362           33
           Deferred service revenue                                          368           43           --
                                                                      ----------   ----------   ----------

                  Net cash used in operating activities                   (5,401)      (7,064)      (6,373)
                                                                      ----------   ----------   ----------

Cash flows from investing activities:
   Purchases of property and equipment                                      (200)        (381)         (34)
   Proceeds from sale of fixed assets                                          7           --            1
                                                                      ----------   ----------   ----------

                  Net cash used in investing activities                     (193)        (381)         (33)
                                                                      ----------   ----------   ----------


(Continued)

                    CardioDynamics International Corporation

              For the years ended November 30, 2001, 2000 and 1999
                                 (In thousands)

                                                                   2001          2000          1999
                                                                ----------    ----------    -----------
Cash flows from financing activities:
   Repayment of long-term debt                                  $      (62)   $   (2,085)   $    (2,067)
   Borrowing of long-term debt                                          --            --          2,000
   Proceeds from line of credit                                         --            --          1,000
   Repayment of revolving line of credit                                --        (1,000)            --
   Repayment of note payable - related party                            --        (1,000)            --
   Exercise of options and warrants                                    457         2,517            152
   Redemption of common stock from related party                        --        (2,197)            --
   Preferred stock issuance costs                                       --            --             (8)
   Issuance of common stock, net                                        (2)       20,399          5,102
                                                                ----------    -----------   -----------

             Net cash provided by financing activities                 393        16,634          6,179
                                                                ----------    ----------    -----------

Net increase (decrease) in cash and cash equivalents                (5,201)        9,189           (227)

Cash and cash equivalents at beginning of year                      11,595         2,406          2,633
                                                                ----------    -----------   -----------

Cash and cash equivalents at end of year                        $    6,394    $   11,595    $     2,406
                                                                ==========    ==========    ===========


                                                                              2001       2000           1999
                                                                           ---------   ----------     ---------
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                  $      47   $      226     $     311
   Cash paid for income taxes                                              $       1   $       11     $       1

Supplemental disclosures of non-cash investing and financing activities:
   Common stock issued upon redemption or conversion of preferred stock           --           --     $   2,145
   Common stock issued to extinguish long-term debt including interest            --   $       25            --
   Fixed assets acquired by capital lease                                  $      36   $       66     $     153
   Preferred stock dividends paid in common stock and warrants                    --           --     $     226




See accompanying notes to financial statements.

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                            November 30, 2001 and 2000


(1)       Summary of Significant Accounting Policies

          Description of Business

          CardioDynamics International Corporation (the "Company") is a medical technology company that develops, manufactures and markets heart-monitoring devices that provide medical professionals with continuous data on a wide range of parameters relating to blood flow and heart function. Unlike other cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). The Company's BioZ(R) Systems use a proprietary technology called impedance cardiography (ICG) to obtain data in a safe, efficient and cost-effective manner not previously available in the physician's office and many hospital settings. Just as Electrocardiography (ECG) noninvasively measures the heart's electrical characteristics, ICG makes it possible to noninvasively measure the heart's mechanical characteristics. The Company's strategic partners include GE Medical Systems Information Technologies (GEMS-IT), Spacelabs Medical Systems, and Vasomedical. The Company was originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed its name to CardioDynamics International Corporation.

          Cash Equivalents

          Cash equivalents consist of short-term money market funds and commercial paper and are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

          The Company maintains its cash in bank deposit accounts, which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts, and management believes it places its cash on deposit with financial institutions that are financially stable. At November 30, 2001, the Company has cash deposits in excess of federally insured limits totaling $6,194,000.

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

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                            November 30, 2001 and 2000


(1)       Summary of Significant Accounting Policies -- (Continued)

          Revenue Recognition

          Revenue is recognized on products at the time of shipment. Service revenue received in advance is recognized as revenue over the life of the service contract. Appropriate provisions for estimated returns and allowances are netted against revenues. Deferred revenue consists of amounts received for service contracts that have not yet been earned.

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

          Advertising

          All advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $471,000 in 2001, $745,000 in 2000 and $321,000 in 1999.

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

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                            November 30, 2001 and 2000


 (1)      Summary of Significant Accounting Policies -- (Continued)

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

                                                       November 30,
                                        ---------------------------------------
                                            2001          2000          1999
                                        -----------   -----------   -----------

           Stock options                  3,884,416     3,533,915     3,831,666
           Warrants                       2,472,170     2,472,170     2,993,184
                                        -----------   -----------   -----------
           Total                          6,356,586     6,006,085     6,824,850
                                        ===========   ===========   ===========



          Accounting Estimates

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

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                            November 30, 2001 and 2000


(1)       Summary of Significant Accounting Policies -- (Continued)

          Significant Customers

          In August 1999, the Company entered into a strategic alliance with GEMS-IT for distribution of our BioZ.com(R) in Europe. In October 1999 the Company expanded on the European agreement by signing a U.S. hospital distribution agreement with GEMS-IT. In September 2000, the alliance was expanded to include Japan. In the second quarter of fiscal 2001 we commenced shipments of the jointly developed BioZ(R) ICG module to GEMS-IT, the first and only patient monitoring system capable of non-invasively acquiring and displaying hemodynamic information. The plug-in BioZ(R) ICG module extends the capabilities of the GE Solar(R) patient monitoring product family to provide all of the cardiac function parameters of the BioZ.com(R) to GEMS-IT's installed customer base of over 30,000 units. The following table details the amount of revenue received for systems, sensors and ICG modules as a percentage of total revenue received as a result of this strategic alliance:

                                                Years Ended November 30,
                                          ------------------------------------
                                             2001         2000         1999
                                          ----------   ----------   ----------

           Revenue                        $3,583,000   $1,769,000   $1,076,000
           Percentage of total sales              18%          14%          15%


          Fair Value of Financial Instruments

          The carrying amount of cash and cash equivalents, accounts receivable, long-term receivables, accounts payable, accrued expenses and accrued salaries, wages and benefits, are considered to be representative of their fair values because of the short-term nature of these financial instruments. The carrying amount of long-term debt is a reasonable estimate of fair value as the loans bear interest based on market rates available for debt with similar terms.

          Stock Based Compensation

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

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000


(1)       Summary of Significant Accounting Policies - (Continued)

          Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

          The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

 (2)      Inventory

          Inventory at November 30, 2001 and 2000 consists of the following (in thousands):

                                                             2001        2000
                                                           --------    --------

            Electronic components and subassemblies        $  1,657    $  1,556
            Finished goods                                    1,100         806
            Demonstration units                                 773         602
            Less provision for obsolete inventory              (572)       (505)
            Less provision for demonstration inventory         (137)       (204)
                                                           --------    --------

                                                           $  2,821    $  2,255
                                                           ========    ========

          In 2001 and 2000 the Company used a number of vendors for components and subassemblies and believes that, should these suppliers not be able to provide inventory to the Company in the future, it would be able to obtain alternate suppliers within a reasonable amount of time to meet production demands.

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000


(3)       Property and Equipment

          Property and equipment at November 30, 2001 and 2000 consist of the following (in thousands):

                                                               2001      2000
                                                             --------  --------
            Office furniture and equipment                   $    267  $    250
            Manufacturing and lab equipment and fixtures          280       228
            Sales equipment and exhibit booth                      39        31
            Computer software and equipment                       547       445
            Leasehold improvements                                117       117
                                                             --------  --------

                                                                1,250     1,071
            Less accumulated depreciation and amortization       (760)     (496)
                                                             --------  --------

                                                             $    490  $    575
                                                             ========  ========

          At November 30, 2001 and 2000, the Company had $315,000 and $310,000, of property and equipment under capital lease, respectively. Accumulated amortization on the leased equipment was $205,000 in 2001 and $143,000 in 2000.

(4)       Long-Term Receivables and Note Receivable

          In our third and fourth fiscal quarters of 2000, the Company offered no-interest financing of its BioZ(R) Systems with maturities ranging from 24 to 60 months. The long-term receivables are collateralized by the systems. In the first fiscal quarter of 2001, the Company established a similar program through a third-party financing company to replace the internal equipment financing program. Under certain circumstances the Company continue to provide financing to its customers, although the contracts now typically include market rate interest provisions.

          In March 2000, the Company entered into a license and purchase agreement with Profiles in Health, Inc., a privately held California corporation. Under the terms of the agreement, the Company manufactured and provided custom ICG monitors called BioZ.pc(TM) and disposable sensor sets. Under the terms of the agreement, the Company has a right to suspend performance should Profiles in Health become delinquent on any amounts due us. As of November 30, 2000, the Company suspended shipments and established a 100% allowance for the receivables and inventory unique to this customer.

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000


(4)       Long-Term Receivables and Note Receivable -- (Continued)


          Long-term receivables and note at November 30, 2001 and 2000 consist of the following (in thousands):

                                                                 2001      2000
                                                               --------  --------
            Long-term receivables, net of deferred interest    $  4,086  $  3,345
            Secured note receivable                                 349       325
            Less allowance for doubtful long-term receivables      (513)     (566)
                                                               --------  --------

                                                                  3,922     3,104
            Less current portion of long-term receivables        (1,663)     (911)
                                                               --------  --------

                                                               $  2,259  $  2,193
                                                               ========  ========

          The fair value of each below-market, long-term receivable is estimated by discounting the future cash flows based on our incremental borrowing rate. At November 30, 2001, the fair value of the receivables approximated the carrying value.

 (5)      Financing Agreements

          In February of 1999 the Company entered into a three-year $2,000,000 unsecured term loan agreement with City National Bank. Under the terms of the agreement the Company borrowed $2,000,000 with monthly interest only payments for the first 12 months at the bank's prime rate. During the second fiscal quarter of 2000 the Company began making monthly principal installments of $83,000 each, plus interest at 1% above the bank's prime rate. In connection with the loan, the Company issued to the bank 50,000 warrants to purchase our common stock at $2.20 per share. The co-chairmen of the Company's Board of Directors guaranteed the loan. During the quarter ended August 31, 2000, the loan was repaid in full.

          In January 1999, the Company established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. Under the terms of the agreement, the Company is required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. All the assets of the Company collateralize the credit line. In June of 2001 the line of credit was renewed and increased to $4,000,000 and has been extended through June 2002. At November 30, 2001 there were no outstanding borrowings under this line of credit.

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

          In exchange, the bank extended the loan until February 28, 1999. In February 1999, the term loan was repaid in full and the credit line terminated.

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000


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

          Long-term debt at November 30, 2001 and 2000 consists of the following (in thousands):

                                                                     2001       2000
                                                                   --------   --------
            Capital lease obligations payable in monthly
               installments between $63 and $1,192, bearing
               interest at rates between 10% and 20.8%, maturing
               from December 2001 to November 2006.                $    109        172

            Less current maturities of long-term debt                   (69)       (85)
                                                                   --------   --------

                                                                   $     40   $     87
                                                                   ========   ========

          The aggregate maturities of long-term debt subsequent to November 30, 2001 are as follows: 2002, $69,000; 2003, $16,000; 2004, $7,000; 2005,
          $8,000; and 2006, $ 9,000.

(7)       Shareholders' Equity

          During fiscal 2001, the Company assisted both the Allen E. Paulson Living Trust and the Scripps Research Foundation in the placement of
          4.2 million shares of Company stock. These shares were placed primarily to institutional investors, bringing the Company's current institutional ownership to approximately 31%. In addition to increasing the institutional ownership in the Company, these transactions also reduced the trust's beneficial ownership to 19% at November 30, 2001. The Company's received fees in the amount of $446,000 for their assistance in placing the shares. These fees were offset by $389,000 of expenses incurred on behalf of the selling shareholders.

          On July 25, 2000, the Company completed an $18.7 million private placement of approximately 3.3 million shares of common stock to institutional and other accredited investors. The investors purchased unregistered common stock at $5.59 per share, a 13% discount to the 20-day weighted-average closing price as of the June 21, 2000 pricing date. In addition, a portion of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen
          E. Paulson. The financing was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated under the Act. In connection with the private placement the Company incurred issuance costs totaling $1,382,000.

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                            November 30, 2001 and 2000


(7)       Shareholders' Equity -- (Continued)

          On December 3, 1999, the Company completed a $3.3 million private placement of common stock to institutional investors who purchased unregistered shares with a four-month holding restriction for $2.50 per share, representing a 9% discount from the 30-day average closing bid price.

          On August 25, 1999, the Company issued 2,000,000 common stock warrants to GEMS-IT. One million of the warrants were granted to GEMS-IT to obtain access to their technology. In connection with these warrants, the Company recorded a non-cash charge of $350,000 in fiscal 1999. The remaining 1,000,000 performance based warrants vested during November 2000 as a result of GEMS-IT meeting their minimum sales objectives. This resulted in a non-cash charge included in sales and marketing expense of $3,382,000 based on the fair market value of the warrants. Each warrant represents the right to purchase one share of the Company's stock at an exercise price of $4.10, until the expiration date of August 25, 2004.

          On May 28, 1999, the Company completed a $5.2 million private placement of common stock to institutional and other accredited investors who purchased unregistered shares with a six-month holding restriction for $1.00 per share, representing a 27% discount from the closing bid price.

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

          On May 15, 1998, in connection with the completion of the Imperial Bank financing agreement, 33,334 common stock purchase warrants were issued to the bank. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.00, until the expiration date of May 14, 2003. On August 21, 1998 an additional 15,000 common stock purchase warrants were issued to the bank. Each warrant represented the right to purchase one share of the Company's stock at an exercise price of $2.00, until the expiration date of August 21, 2003. In March 2000, all the 48,334 warrants were exercised in a cashless exchange resulting in the issuance of 37,934 shares of common stock.

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

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000


(7)       Shareholders' Equity -- (Continued)

          During February 1995, the Company entered into an agreement with a related party, CardioDynamics Holdings, LLC ("CDH"), a California limited liability company, for the sale of approximately 37.6% of the Company's common stock. Additionally, the Company issued a five-year secured promissory note (the "CDH note") in the amount of $100,000. In fiscal 1996 and 1997, the CDH note was amended to increase the loan amount, establish a per share conversion price of $0.25 per share, subject to adjustment under specified circumstances, and change the maturity date to March 31, 2000. The CDH note was collateralized by a subordinated interest in substantially all of the assets of the Company. Advances under the CDH note accrued interest at 7.5% with interest-only payable quarterly through maturity at March 31, 2000. Upon maturity, the balance, including interest, was converted into 101,521 shares of CardioDynamics common stock.

(8)       Convertible Preferred Stock

          On August 21, 1998, the Company sold 3,000 shares of Series A convertible preferred stock to institutional investors for $3,000,000, net of issuance costs of $117,000. The Series A preferred stock was convertible into common stock at the lesser of $2.70 or 95% of the then-current common stock market value (92% after August 21, 1999). The Series A preferred stock had a cumulative dividend of 3% per year, which could be paid in cash or the Company's common stock at the discretion of the Company. For the year ended November 30, 1999, the Company issued 26,548 shares of common stock as dividends to the preferred shareholders. To achieve an orderly conversion of the outstanding shares of the Series A convertible preferred stock and minimize the potential impact on the market price of the Company's common stock, in June 1999, the Company identified a group of strategic investors and facilitated the private sale of the common shares issued upon conversion of the remaining portion of the Series A preferred stock. In conjunction with this transaction, the Company issued 305,772 additional shares of common stock at the market price of $1.56 per share and 20,336 common stock purchase warrants at an exercise price of $1.63, with an expiration date of June 2002. As a result of the Series A preferred stock retirement, the Company recorded a non-cash accounting charge of $483,000, which is included in other expenses. During fiscal 1999 all outstanding shares of the Series A preferred stock were converted into 1,567,962 shares of common stock.

          The original purchasers of the Series A preferred stock could, under specified conditions, require the Company to sell them up to 3,000 shares of Series B preferred stock. In August 1999, we declared $192,000 of preferred stock dividends related to 375,000 premium priced warrants issued to the Series A preferred shareholders in exchange for the relinquishment of their contractual right to purchase an additional $3,000,000 of convertible preferred stock. Each warrant represents the right to purchase one share of the Company's common stock at an exercise price of $3.54 per share, until the expiration date in August 2004. In March 2000, 25,000 of these warrants were exercised.

                    Cardiodynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000

(9)      Stock Options

         In 1995, the shareholders approved a Stock Option/Stock Issuance Plan (the "Option Plan") that provides for the granting of options to officers, directors and key employees to purchase the Company's common stock. Under the Option Plan, as amended in 2001 after approval by a shareholder vote, 6,000,000 shares of common stock have been reserved for granting of options at not less than 85% of the fair market value of the Company's common stock on the date of grant.

         The Option Plan also provides for monthly grants, at fair market value to each non-employee director of the Company, of options to purchase 1,000 shares of Company common stock as payment for director fees for each full month of service. The options are exercisable immediately upon grant and expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board. During fiscal 2001, 2000 and 1999, 72,000, 68,000 and 81,000 options, respectively, were granted to the Board of Directors.

         The Option Plan also provides for grants of options and issuance's of stock in exchange for professional services. During fiscal years 2001, 2000 and 1999, 30,900, 30,800 and 37,500 options were granted in exchange for services. The options were valued at $49,000, $52,000 and $8,000, respectively.

         At November 30, 2001, there were 2,343,067 shares available for grant under the Option Plan. The per share weighted-average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $6.03, $3.96 and $0.80, respectively on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2001        2000        1999
                                            --------    --------   ---------

         Expected volatility                  91.7%       90.9%       33.2%
         Expected dividend yield                 0%          0%          0%
         Risk-free interest rate               4.56%       5.66%       5.17%
         Expected life                        4 years     4 years     4 years

         The Company applies APB Opinion No. 25 in accounting for its Option Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options issued to officers, directors and employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below (in thousands except per share data):

                                                            2001         2000        1999
                                                          ---------    ---------  ----------
                                                                      (In Thousands)
                                                          ----------------------------------

        Net loss to common shareholders, as reported      $    (659)   $   (8,267)  $  (4,219)
        Pro forma net loss to common shareholders         $  (5,770)   $  (11,378)  $  (4,741)

        Net loss per common share, basic and diluted,
            as reported                                   $    (.01)   $     (.19)  $    (.12)

        Pro forma net loss per common share, basic and
            diluted                                       $    (.13)   $     (.26)  $    (.13)

                    Cardiodynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000

(9)      Stock Options - (Continued)

         Stock option activity during the periods indicated is as follows:

                                                                    Weighted-
                                                       Number of     average
                                                        shares    exercise price
                                                     ----------- ---------------

         Options Outstanding at November 30, 1998    2,005,000   $   1.91
         Granted                                       655,700       2.34
         Exercised                                     (91,000)      1.66
         Forfeited                                    (244,834)      1.89
         Expired                                       (38,000)      2.85
                                                     ---------   --------
         Options Outstanding at November 30, 1999    2,286,866   $   2.04

         Granted                                       793,568       5.92
         Exercised                                    (571,670)      1.85
         Forfeited                                    (196,181)      3.27
         Expired                                       (16,668)      3.22
                                                     ---------   --------

         Options Outstanding at November 30, 2000    2,295,915   $   3.30

         Granted                                       814,658       4.10
         Exercised                                    (119,847)      1.64
         Forfeited                                    (165,854)      4.22
         Expired                                        (8,456)      4.21
                                                     ---------   --------

         Options Outstanding at November 30, 2001    2,816,416   $   3.55
                                                     =========   ========


         At November 30, 2001 the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was $3.55 and seven years. At November 30, 2001, 2000 and 1999, the numbers of options exercisable were 1,631,648, 1,091,629 and 968,269 respectively, and the weighted-average exercise prices of those options were $3.10, $2.55 and $2.15, respectively.

                    Cardiodynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000

(9)      Stock Options - (Continued)

         The following table sets forth information regarding options outstanding at November 30, 2001:

                                         Options Outstanding                   Options Exercisable
                              ----------------------------------------    ----------------------------
                                               Weighted-
                                                average    Weighted-                        Weighted-
                Range of                       remaining    average                         average
                exercise        Number       contractual    exercise           Number      exercise
                 prices       outstanding      life          price           exercisable     price
            ---------------   -----------  ------------- -------------    --------------  ------------
            $  0.00 - 1.18      88,000          4.3       $  1.00             38,000         1.01
               1.19 - 2.37     957,804          6.7          1.86            827,849         1.85
               2.38 - 3.56     572,608          6.5          3.14            345,855         3.09
               3.57 - 4.75     402,741          8.4          4.10             71,349         3.97
               4.76 - 5.94     393,300          8.7          5.20            131,252         5.27
               5.95 - 7.12     325,945          8.1          6.20            161,245         6.21
               7.13 - 8.31      68,018          8.4          7.96             49,266         7.95
               8.32 - 9.50       7,000          7.2          8.71              6,416         8.71
              9.51 - 11.88       1,000          8.3         11.88                416        11.88
                             ---------                                    ----------

                             2,816,416          7.3       $  3.55          1,631,648         3.10
                             =========                                    ==========

         As part of an employment agreement with its then chief executive officer, Richard Otto, 250,000 non-transferable stock options were granted (outside the Option Plan) to Mr. Otto at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company's common stock attains specified levels. During fiscal 2000, 100,000 of these options vested and were exercised. At November 30, 2001, of the remaining 150,000 options, none were vested. The options expire June 15, 2005.

         On March 23, 1998, the Company entered into an employment agreement with Michael K. Perry, who succeeded Mr. Otto as chief executive officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (not under our Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche was not scheduled to vest until March 23, 2002. On October 16, 1998, Mr. Perry relinquished his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over a four-year period with a commencement date of October 16, 1998. At November 30, 2001, 928,000 of the options had vested and 604,250 were exercisable. During fiscal 2001, Mr. Perry exercised 160,000 of these options. The options expire on October 15, 2008.

                    CardioDynamics International Corporation

                          Notes to Financial Statements

                           November 30, 2001 and 2000

 (10)    Income Taxes

         Income taxes in the accompanying statements of operations are comprised of the following (in thousands):

                                            2001          2000          1999
                                        -----------   -----------   -----------

         Federal                        $        --   $        --   $       --
         State                                    1            11            1
                                        -----------   -----------   -----------

                                        $         1   $        11   $        1
                                        ===========   ===========   ===========

         The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended November 30,

                                                                2001            2000             1999
                                                             ------------   -------------    -----------
                                                                            (In thousands)
                                                             -------------------------------------------

         Computed "expected" tax benefit                     $    (224)    $      (2,807)    $   (1,358)
         State and local taxes, net of federal benefit               1                 7              1
         Change in valuation allowance, net                       (576)            2,953          1,197
         Adjustment to true-up prior year net operating
           losses                                                  760                --             --
         Other                                                      40              (142)           161
                                                             ---------     -------------    -----------
         Provision for income taxes                          $       1     $          11     $        1
                                                             =========     =============    ===========

         At November 30, 2001, the Company had federal net operating loss carryforwards of approximately $28,234,000, expiring as follows:

                2002        $1,284,000          2011           $2,444,000
                2005           753,000          2012            3,201,000
                2006           787,000          2018            4,445,000
                2007           557,000          2019            3,549,000
                2008           433,000          2020            6,360,000
                2009           513,000          2021            1,532,000
                2010         2,376,000


         These amounts may be subject to significant limitations under section 382 of the Internal Revenue Code of 1986. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements

                            November 30, 2001and 2000

(10)     Income Taxes - (Continued)

         At November 30, 2001, the Company had state of California net operating loss carryforwards of approximately $15,400,000 that expire between 2001 and 2006.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30, 2001 and 2000 are as follows (in thousands):

                                                                  2001           2000
                                                              -------------   ------------
         Deferred tax assets:
            Net operating loss carryforwards                  $      10,961   $     11,812
            Allowance for doubtful accounts and returns                 830            949
            Inventory                                                   604            625
            Deferred compensation                                     1,664          1,638
            Accrued expenses                                            388            246
            Other                                                        30             26
                                                              -------------   ------------
                           Total gross deferred tax assets           14,477         15,296

         Valuation allowance                                        (14,477)       (15,296)
                                                              -------------   ------------

                           Net deferred tax assets            $          --   $         --
                                                              =============   ============


         A 100% valuation allowance has been applied to the net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. Accordingly, no tax benefit has been recorded for the years ended November 30, 2001 and 2000.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements

                           November 30, 2001 and 2000

(11)     Leases

         In June 1997, the Company entered into a five-year operating lease for a 18,000 square-foot manufacturing facility that also houses the Company's research, development, marketing, sales and administrative activities. The lease expires in June 2002, however the Company is currently evaluating several alternatives, including moving the manufacturing operations to a second location and expanding our office space in the current location or moving to a new facility entirely. Future minimum lease payments under all non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of November 30, 2001 are (in thousands):

                                                                                Capital              Operating
                          Years ending November 30,                             Leases                 Leases
            ---------------------------------------------------------------------------------------------------------
                          2002                                            $        81            $            129
                          2003                                                     19                          --
                          2004                                                     10                          --
                          2005                                                     10                          --
                          2006                                                     10                          --
                                Later years                                        --                          --
                                                                          --------------         -------------------
            Total minimum lease payments                                          130            $          129
                                                                                                 ===================

            Less amount representing interest, bearing interest at                (21)
                                                                          --------------
            Present value of net minimum capital lease payments                   109

            Less current installments of obligations under capital
                 leases                                                           (69)
                                                                          --------------

            Obligations under capital leases excluding current
                 installments                                             $        40
                                                                          ==============


         Rent expense under operating leases was $267,000 $264,000 and $287,000 for the years ended November 30, 2001, 2000 and 1999, respectively.

(12)     401(k) Plan

         In 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986. Employees who have completed three months of service and are 21 years of age are eligible to participate in the plan, subject to limitations. The Company may make discretionary contributions to the plan. Eligible employees may contribute up to 20% of eligible wages. Employer matching contributions were $64,000, $42,000 and $24,000 for the fiscal years ended November 30, 2001, 2000 and 1999, respectively.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements

                           November 30, 2001 and 2000

 (13)    Related Party Transactions

         The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc., of which Dennis Hepp is a 100% beneficial owner. Mr. Hepp has been an officer of the Company since 1997. The Company paid $865,000, $898,000 and $391,000 for these services in fiscal 2001, 2000 and 1999, respectively. Amounts payable to this related party at November 30, 2001, 2000 and 1999 were $93,000, $246,000 and $39,000, respectively. Cam Garner, a member of our Board of Directors, was paid $25,000 in each of the last three fiscal years, for consulting services.

(14)     Segment Information

         The Company operates solely in the noninvasive heart-monitoring device sector of the cardiac medicine industry. All of the Company's business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company's services and customers and therefore believes that given the single market focus of its operations the Company operates a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

         Revenues derived by sales channel are as follows (in thousands):

                                             2001          2000         1999
                                         -----------   -----------  -----------
          Domestic Sales:
           Direct sales                  $    15,571   $     9,677  $     5,066
           Distributor sales                      --            21          236
           Strategic partner sales             3,113         2,264          458
                                         -----------   -----------  -----------
             Subtotal domestic                18,684        11,962        5,760
                                         -----------   -----------  -----------
          International Sales:
           Distributor sales                     444           959          903
           Strategic partner sales               470           181          618
                                         -----------   -----------  -----------
             Subtotal international              914         1,140        1,521
                                         -----------   -----------  -----------
                                         $    19,598   $    13,102  $     7,281
                                         ===========   ===========  ===========

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements

                           November 30, 2001 and 2000

(15)     Quarterly Financial Information (Unaudited)

         Summarized quarterly financial information for the years ended November 30, 2001 and 2000 is as follows (In thousands, except for per share data):

                                                       First            Second          Third            Fourth
                                                      Quarter           Quarter        Quarter           Quarter
                                                   --------------    ------------   -------------    --------------
          Year Ended November 30, 2001
          Net sales                                $     3,964       $     4,480    $     5,231      $       5,923
          Gross margin                                   2,749             3,196          3,757              4,282
          Income (loss) from operations                   (705)             (572)           (56)               171
          Net income (loss)                               (533)             (430)            50                254
          Income (loss) per share - basic          $      (.01)      $      (.01)   $       .00      $         .01
          Income (loss) per share - diluted        $      (.01)      $      (.01)   $       .00      $         .01

                                                       First            Second          Third            Fourth
                                                      Quarter           Quarter        Quarter           Quarter
                                                   --------------    ------------   -------------    --------------
          Year Ended November 30, 2000
          Net sales                                $     2,624       $     3,073    $     3,573      $       3,832
          Gross margin                                   1,835             2,013          2,429              2,280
          Income (loss) from operations                   (524)             (491)          (499)            (6,987)
          Net income (loss)                               (558)             (496)          (443)            (6,770)
          Income (loss) per share - basic          $      (.01)      $      (.01)   $      (.01)     $        (.15)
          Income (loss) per share - diluted        $      (.01)      $      (.01)   $      (.01)     $        (.15)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Our directors and executive officers as of January 31, 2002 are as follows:

Name                                                Age              Position(s)
----                                                ---     -----------------------------
James C. Gilstrap..............................      65     Chairman of the Board of Directors
Michael K. Perry...............................      41     Chief Executive Officer and Director
Rhonda F. Rhyne................................      41     President
Stephen P. Loomis..............................      41     Chief Financial Officer
Russell H. Bergen..............................      55     Vice President of Operations
Patrick W. Bradley Ph.D. ......................      48     Vice President of  Business Development
Dennis G. Hepp.................................      52     Chief Technology Officer
Richard E. Trayler.............................      50     Chief Operating Officer
Connie R. Curran, Ed.D., RN....................      54     Director
Jacques C. Douziech............................      55     Director
Cam L. Garner..................................      53     Director
Richard O. Martin, Ph.D........................      62     Director

     James C. Gilstrap served as the chairman of our board of directors from May 1995 to June 1996 and co-chairman of the board from June 1996 until the death of Allen E. Paulson in July 2000, at which time Mr. Gilstrap resumed his role as chairman. Mr. Gilstrap is retired from Jefferies & Company, where he served as senior executive vice president, partner and a member of the executive committee. Mr. Gilstrap is past president of the Dallas Securities Dealers, as well as a past member of the board of governors of the National Association of Securities Dealers, Inc.

     Michael K. Perry has been our chief executive officer and a director since April 1998. From 1994 to 1997, Mr. Perry was vice president of operations at Pyxis Corporation, a leading provider of healthcare automation, information management services and pharmacy management services to hospitals and outpatient facilities. Pyxis was sold to Cardinal Health, Inc. in 1996. Prior to joining Pyxis, Mr. Perry served in management with the medical products group of Hewlett Packard Company. Additionally, he was director of quality for a division of Hewlett-Packard's deskjet printer group. Mr. Perry holds a bachelor's degree in mechanical engineering from General Motors Institute and a master's degree in business administration from Harvard University. Mr. Perry serves on the executive committee of the University of California San Diego Cardiovascular Center.

     Rhonda F. Rhyne has been our president since June 1997, previously serving as chief operating officer from 1996 to 1997 and as vice president of operations from 1995 to 1996. From 1992 until 1995, Ms. Rhyne was president, chief executive officer and vice president of sales and marketing for Culture Technology, Inc. Ms. Rhyne has also held sales positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Rhyne holds a bachelor's degree in pharmacy from Washington State University and a master's degree in business administration, executive program, from University of California Los Angeles, Anderson School of Business.

     Stephen P. Loomis has been our vice president of finance since September 1996 and has held the positions of chief financial officer and corporate secretary since April 1997. From 1993 until 1996, he served as director of financial reporting for Kinko's Inc. From 1988 to 1993, Mr. Loomis was chief financial officer for Terminal Data Corporation, a publicly traded company. He earned his bachelor's degree in business administration from California State University at Northridge. Mr. Loomis is a certified public accountant.

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

     Patrick W. Bradley, Ph.D. joined CardioDynamics in September 2000 as vice president of business development. From 1999 to 2000, Dr. Bradley served as director of new technologies for Cardiac Science, Inc. and from 1993 to 1999 Dr. Bradley was director of product management at Quinton Instrument Company. Prior to that he was associate vice president for OEM Technologies at VitalCom, Inc. and served on the Scientific Peer Review Committee for the American Heart Association and on the Sports Science Research Group for the United States Olympic Committee. He has a bachelor's degree in biology from Texas A&M University and a master's degree and Ph.D. in physiology from University of Texas and University of Houston, respectively.

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

     Jacques C. Douziech has served as a director since July 2000. Mr. Douziech is a Partner for Sofinov, Biotechnology and Life Sciences Division, a subsidiary of the Caisse de depot et placement du Quebec. From 1998 to March 2000, Mr. Douziech was director and vice president of business development at Procrea Biosciences, and from 1980 to 1989 and 1991 to 1998, he held executive positions at Boehringer Mannheim Canada (now Roche Diagnostics). He was also marketing director at Kodak Canada Inc. and vice president, sales & marketing of Synermed Diagnostics from 1989 to 1991. Douziech worked from 1965 to 1979 at the Queen Elizabeth Hospital of Montreal where he was the assistant-chief of the biochemistry and immunology laboratories. Mr. Douziech holds a licentiate and fellowship degree in medical laboratory sciences with a specialty in clinical biochemistry.

     Cam L. Garner has served as a director since July 1997 and provides us with consulting services for $25,000 per year. Mr. Garner served as president and chief executive officer of Dura Pharmaceuticals, Inc. from 1989 and was named Chairman in 1995 until Dura Pharmaceuticals was acquired by Elan Corporation, PLC in November 2000 for $1.8 billion. Prior to joining Dura, Mr. Garner was a member of the management team that built Hybritech Inc., a division of Eli Lilly & Co., that developed monoclonal antibodies for use in diagnostic and pharmaceutical products. Mr. Garner currently serves on several boards including Favrille, Inc., Cancer-Vax Corporation, Nanogen Corporation, Pharmion Corporation and Xcel Pharmaceuticlas, Inc. Mr. Garner earned his master's degree in business administration from Baldwin-Wallace College in Berea, Ohio, and his bachelor's of arts degree in biology from Virginia Wesleyn.

     Richard O. Martin, Ph.D. has served as a director since July 1997. Dr. Martin is president of Medtronic-Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors. Until Medtronic's acquisition in 1998 of Physio-Control Corporation, Dr. Martin was chairman and chief executive officer. Prior to that he was vice president of cardiovascular business development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the boards of directors of Scout Medical technologies, LLC and Cardia Dimensions, Inc. and Encore Medical. Dr. Martin earned a bachelor's degree in electrical engineering from Christian Brothers College, a master's degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.


Section 16(a) Beneficial Ownership Reporting Compliance

We believe that each person who, at any time during the fiscal year ended November 30, 2001, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act, with the exception of Jacques C. Douziech who, upon discovery of the transaction, filed an amended Form 4 in November 2001 to report a September 2001 purchase of 5,000 shares of the Company's stock by Sofinov Societe Financiere d'Innovation Inc., for whom Mr. Douziech is a consultant.

ITEM 11.   EXECUTIVE COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 2001, 2000 and 1998 of those persons who were, at November 30, 2001 (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of CardioDynamics whose aggregate direct remuneration from the Company during the fiscal year ended November 30, 2001 exceeded $100,000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                                      ----------------------
                                                                                                Awards
                                                          Annual Compensation (1)               ------
                                                  -------------------------------             Securities
                                                                              Other           Underlying
  Name and                                                                    Annual           Options/
  Principal Position          Year        Salary($)        Bonus($)       Compensation($)      SARs (#)
  ------------------          ----        ---------        --------       ---------------      --------
  Michael K. Perry            2001         197,479          60,170              -0-              30,300
    Chief Executive           2000         181,480          44,153              -0-              50,000
    Officer                   1999          91,450         216,170(2)           -0-              45,000

  Rhonda F. Rhyne             2001         186,000          46,930              -0-              25,000
     President                2000         176,000          35,550              -0-              40,900
                              1999         148,020          11,045          17,000 /(3)/         40,000

  Stephen P. Loomis           2001         138,000          36,750              -0-              20,600
     Chief Financial          2000         122,000          24,750              -0-              30,300
     Officer                  1999         137,543           8,520              -0-              30,000

  Russell H. Bergen           2001         130,000          35,990              -0-              20,300
     Vice President of        2000         120,000          24,175              -0-              30,000
     Operations               1999         120,000           5,800              -0-                 -0-

  Richard E. Trayler          2001         146,000          28,940              -0-              20,000
     Chief Operating          2000         130,000           2,475              -0-              30,300
     Officer                  1999         129,584           8,745              -0-              35,000

_________________
(1) Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included, except as disclosed.

(2) Bonus amount paid in 1999 includes $205,000 pursuant to Mr. Perry's employment agreement dated March 23, 1998, under which Mr. Perry was paid a salary of $1.00 for the initial 14 months of his employment. In exchange, he was eligible to receive a performance bonus based on achieving a 100% increase in sales during the 12-month period ending May 31, 1999, over the previous 12-month period.

(3) Amounts represent Company paid lodging of $11,000 and $6,000 for automobile expenses.

The following table provides information regarding option grants during the fiscal year ended November 30, 2001 to the Named Officers in fiscal 2001. CardioDynamics has not granted any stock appreciation rights.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                             Individual Grants
                       -----------------------------------------------------------------------------------------
                              Number of
                              Securities        % of Total
                              Underlying      Options Granted
                               Options         to Employees                   Exercise           Expiration
Name                           Granted        in Fiscal 2001              Price($/Sh)/(1)/          Date
--------------------------- ----------------  -------------------------  -----------------  --------------------
Michael K. Perry               30,000               4%                         $4.063            01/17/2011
                                  300               0%                         $3.125            04/06/2001
Rhonda F. Rhyne                25,000               3%                         $4.063            01/17/2011
Stephen P. Loomis              20,000               2%                         $4.063            01/17/2011
                                  600               0%                         $4.400            09/27/2011
Russell H. Bergen              20,000               2%                         $4.063            01/17/2011
                                  300               0%                         $4.750            09/19/2011
Richard E. Trayler             20,000               2%                         $4.063            01/17/2011

____________________________
(1) All options were granted at fair market value (closing sale price for our common stock on the NASDAQ/AMEX Stock Market on the date of grant).

The following table provides further information regarding the Named Officers' exercises and outstanding stock options as of November 30, 2001. No stock appreciation rights were granted or exercised.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                                          Number of
                                                          Securities
                                                          Underlying            Value(1) of
                                                          Unexercised           Unexercised
                                                          Options/SARs          In-the-Money
                                                          at FY-End (#)       Options/SARs at FY-
                       Shares Acquired    Value           Exercisable/       End ($) Exercisable/
Name                   On Exercise(#)   Realized ($)      Unexercisable        Unexercisable(2)
----                   ------------     ------------      -------------        ----------------
Michael K. Perry           160,000       564,265         659,340 / 393,960    3,520,876 / 2,103,746
Rhonda F. Rhyne             40,000       162,306         331,730 / 129,170    1,539,227 /   599,349
Stephen P. Loomis           20,000        68,653          65,898 /  45,002      250,412 /   171,008
Russell H. Bergen            -0-           -0-            63,423 /  51,877      272,719 /   223,071
Richard E. Trayler          10,000        34,046          98,840 /  46,460      418,390 /   196,526

--------------------------------------
(1) Represents the difference between the closing sale price of our common stock on the NASDAQ/AMEX Stock Market of $7.28 on November 30, 2001 and the exercise price of the options.

(2) The respective Named Officers as of November 30, 2001 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to four additional years.

Employment Agreements

On March 23, 1998, we entered into an employment agreement with Michael Perry as Chief Executive Officer. Under the terms of the agreement, Mr. Perry was granted 1,500,000 non-transferable stock options (not under our Option Plan) at an exercise price of $2.55 per share, subject to vesting requirements. The first tranche vested on September 23, 1998, and the final tranche was not scheduled to vest until March 23, 2002. On October 16, 1998, Mr. Perry cancelled his 1,500,000 old options in exchange for a new grant of 1,295,000 options. The new options have an exercise price of $1.625 per share, and all accrued vesting was forfeited. The new options vest over the same four-year period with a commencement date of October 16, 1998. At November 30, 2001, 928,000 of the options had vested and 604,250 were exercisable. Mr. Perry exercised 160,000 options during fiscal 2001. The options expire on October 15, 2008.

Long Term Incentive Plans

We do not have any long-term incentive plans (as defined in the Securities and Exchange Commission regulations).

Directors' Fees

Each non-employee director who has not been employed by us during the proceeding two years receives 1,000 automatic stock options granted at fair market value on the last day of the month for each full month of service as a director of our Company. In the case of 10% shareholders the options are granted at 110% of fair market value. On August 1, 1997, Cam L. Garner, a Director of our Company, entered into a consulting agreement with our Company whereby Mr. Garner is paid a monthly fee of $2,083 and received a one-time grant of 5,000 stock options to purchase CardioDynamics' common stock in exchange for consulting services. Total fees paid to Mr. Garner in fiscal 2001 were $25,000. He received the same compensation during fiscal 2000 and 1999.

                BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE
                                  COMPENSATION

CardioDynamics' compensation programs and policies applicable to its executive officers are established and administered by the Compensation Committee of the Board of Directors. The Compensation Committee comprises of three non-employee directors, none of whom have interlocking relationships as defined by the Securities and Exchange Commission.

It is the philosophy of CardioDynamics that executive compensation be aligned with CardioDynamics' overall business strategies, values and performance. The compensation policies of CardioDynamics are designed to set its executive compensation, including salary, cash bonus awards and long-term stock-based incentive awards, at a level consistent with amounts paid to executive officers of companies of similar size, industry and geographic location.

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation of CardioDynamics' executive officers should:

..    Encourage creation of shareholder value and achievement of strategic corporate objectives.

..    Integrate compensation with CardioDynamics' annual and long-term corporate objectives, values and business strategies, and focus executive actions on the fulfillment of those objectives, values and strategies.

..    Provide a competitive total compensation package that enables
     CardioDynamics to attract and retain, on a long-term basis, high caliber personnel.

..    Provide a compensation opportunity that is competitive with companies in the medical device and biotechnology industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance.

..    Align the interests of management with the long-term interests of stockholders and enhance stockholder value by providing management with longer-term incentives through equity ownership.

The Compensation Committee periodically reviews the approach to executive compensation and will make changes as competitive conditions and other circumstances warrant and will seek to ensure the Company's compensation philosophy is consistent with the Company's best interests.

Key Elements of Executive Compensation

The compensation of executive officers is based upon CardioDynamics financial performance as well as the achievement of certain business objectives, including: accelerating market penetration through its direct sales force, broadening of distribution channels through strategic relationships, securing recurring revenue, targeting new market opportunities, furtherance of ICG technology and development of ICG products for new medical applications as well as the achievement of individual business objectives by each executive officer.

To meet these objectives, executive compensation is comprised of three elements
(i) base salary, (ii) cash bonus awards and (iii) long-term stock-based incentive awards. The summary below describes in more detail the factors that the Board considers in establishing each of the three primary components of the variable compensation package provided to the executive officers.

Base salary - Salary ranges are largely determined through comparisons with companies of similar headcount, revenues, market capitalization or complexity in the medical device and biotechnology industries. Actual salaries are based on individual performance contributions and other, more qualitative and developmental criteria within a competitive salary range for each position that is established through job evaluation of responsibilities, competitive, inflationary, internal equity and market considerations. The Compensation Committee, on the basis of its knowledge of executive compensation in the industry, believes that the CardioDynamics' salary levels for the executive officers are at a level that the Compensation Committee, at the time such salary determinations were made, considered to be reasonable and necessary given CardioDynamics' financial resources and the stage of its development. The Compensation Committee reviews executive salaries each October and sets the salaries for the following year.

Cash Bonus Plan - The cash bonus plan is an incentive bonus program providing for the payment to each executive officer of quarterly cash bonuses that are directly related to the group and individual achievements of executive management and the revenues of CardioDynamics. The bonus pool is established based on quarterly revenues achieved and of the pool is allocated to individual executives half of which is based on achievement of Company revenue goals and half of which is based on CEO and Compensation Committee assessment of the executive's overall contribution to CardioDynamics' success.

In fiscal 2001, the target bonuses for executive officers ranged from 36% to 46% of annual base salary. Incentive award amounts for each participant are based on his or her potential impact on the Company's operating and financial results and on market competitive pay practices. Bonuses for the Company's executive officers in 2001 were paid pursuant to this plan. Under the plan, incentive awards are paid based on achievement of quarterly performance goals. These performance goals include individual performance goals, which are established by the CEO at the beginning of each quarter, and annual corporate performance goals. The corporate performance goals are based on the Company's achievement of strategic objectives as well as specific revenue growth targets for each quarter and the fiscal year. A percentage of the bonuses are paid for each quarterly period in which goals are achieved.

Long-term stock-based incentive awards - CardioDynamics' Option plan which was initially approved by the CardioDynamics Shareholders in 1995, as well as the executive bonus plan are structured to permit awards under such plans to qualify as performance-based compensation and to maximize the tax deductibility of such awards. The Committee intends that compensation paid to management, including stock options, be exempt from the limitations on deductibility under Section 162(m) of the Internal Revenue Code. Accordingly, the Compensation Committee administers grants under the Company's Option Plan to members of management.

The Compensation Committee believes that the interest of shareholders and executive officers will be closely aligned by providing incentives that focus attention on managing CardioDynamics from the perspective of an owner with an equity stake in the business. Therefore, all employees, and particularly those persons who have substantial responsibility for the management and growth of the Company are eligible to receive annual stock option grants, although the Compensation Committee, at its discretion, may grant options at other times in recognition of exceptional achievements.

The number of shares underlying stock options granted to executive officers is based on competitive practices in the industry as determined by independent surveys and the Compensation Committee's knowledge of industry practice. The Compensation Committee grants options under the Option plan with an exercise price equal to the fair market value on the date of grant. The grants are intended to be competitive in order to retain and encourage positive future performance and to provide a direct link with the interests of the shareholders of the Company. The Compensation Committee, in making its determination as to grant levels, takes into consideration: (i) executive's historical and expected contribution toward CardioDynamics' objectives, (ii) prior award levels, (iii) award levels necessary to replace particular executives, (iv) the executive's direct ownership of CardioDynamics' shares, (v) the number of options vested and unvested, and (vi) the options outstanding as a percentage of total shares outstanding. During fiscal 2001, a total of 814,658 options were granted, representing 1.78% of CardioDynamics' shares outstanding. Of those, 129,533 were granted to executive officers of the company. The Option plan limits the total number of shares subject to options that may be granted to a participant during the lifetime of the Plan to 800,000 shares. The Option Plan contains provisions providing for forfeiture of the options in the event the option holder engages in certain intentional misconduct contrary to the interests of CardioDynamics.

Chief Executive Officer Compensation

Michael K. Perry is CardioDynamics' Chief Executive Officer. In October 2000, the Compensation Committee set Mr. Perry's annual base salary for 2001 at $206,000. The Compensation Committee increased Mr. Perry's base salary from $196,000 for the prior year in recognition of his achievement of specific corporate objectives, which included: growing CardioDynamics revenues 80%, raising approximately $20 million in equity financing, the achievement of additional strategic collaborations, the 68% increase in CardioDynamics' market capitalization; the further establishment and development of the Company's products and markets. The committee also considered Mr. Perry's compensation relative to medical device and biotechnology industry norms as well as the average increase in annual salaries for all employees of the Company as a whole. The Committee determined that these achievements were important to the Company's future growth and could assist the Company in enhancing shareholder value. The Committee also increased Mr. Perry's target bonus to 44% of base salary from 31% of base salary for the prior year.

In recognition of Mr. Perry's accomplishments in fiscal 2000, and as an incentive for future performance, the Compensation Committee in January 2001 granted Mr. Perry options under its Option Plan, exercisable at the fair market value on the date of grant, to purchase 30,000 shares of CardioDynamics' Common Stock. The options vest over a four-year period.

Mr. Perry is a member of the Board of Directors, but did not participate in matters involving the evaluation of his own performance or the setting of his own compensation. The foregoing report has been furnished by the Compensation Committee of the Board of Directors of CardioDynamics:

Compensation Committee:

Cam L. Garner - Chairman
James C. Gilstrap
Richard O. Martin, Ph.D.

                                PERFORMANCE GRAPH

The following graph compares the five-year cumulative total return (assuming reinvestment of dividends) from November 30, 1996 to November 30, 2001 for (i) the Company's common stock, (ii) the Russell 2000 stock index and (iii) the Medical Equipment and Appliance Industry Group index. The Company's common stock is included in both of these indices. The Russell 2000 is comprised of the smallest 2,000 companies in the Russell 3000 index, which contains the 3,000 largest US companies, based on total market capitalization. Also includes 32,654 shares held by the trust.

                Comparison of Five Year Cumulative Total Return
      CardioDynamics, Russell 2000 and Medical Equipment & Appliance Group

                                     [GRAPH]


                                      1996  1997  1998  1999  2000  2001
                                      ----  ----  ----  ----  ----  ----
CardioDynamics                        $100    75    73    86   127   208
Russell 2000 Index                    $100   121   112   128   126   130
Medical Equipment & Appliance Group   $100   119   145   165   206   193

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock - Certain Beneficial Holders

The following are the only persons known by us to own beneficially, as of January 31, 2002, five percent (5%) or more of the outstanding shares of our common stock.

Name and Address of                    Shares Beneficially Owned
                                   --------------------------------
Beneficial Owner                   Number /(1)/      Percentage /(2)/
------------------                 ----------        ----------

J. Michael Paulson/(3)/             8,527,298          18.5%
P.O. Box 9660
Rancho Santa Fe, CA 92067

James C. Gilstrap/(4)/              2,664,418          5.8%
5067 Shore Drive
Carlsbad, CA 92008

Domain Partners LP                  3,240,500          7.0%
One Palmer Square
Princeton, NJ 08542

Societe Generale Veritas            3,000,000          6.5%
4 New York Plaza
New York, NY 10004

----------------------
1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

2)   Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

3) Includes 7,655,234 shares held in the Allen E Paulson Living Trust dated 12-23-86 of which J. Michael Paulson is the co-executor. Also includes 7,000 shares of common stock beneficially owned by the Allen E. Paulson Living Trust Date 12-23-86, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Also includes 17,000 shares of common stock beneficially owned J. Michael Paulson, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Includes 103,764 shares of common stock beneficially owned by CardioDynamics Holding, LLC (CDH), of which the trust is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of the estate's pecuniary interest in CDH. Excludes 2,000,000 shares of common stock owned by Mr. Paulson's bothers; Mr. Paulson disclaims beneficial ownership of such shares.

4) Includes 103,764 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH. Includes 300,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap declaims any pecuniary interest in 299,752 of the shares. Also includes 78,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the trust.

Common Stock - Management

The following table sets forth the beneficial ownership of common stock of CardioDynamics as of January 31, 2002 by each Director and each Named Officer, and by all Directors and executive officers of our Company as a group. Each such person has a business address, care of CardioDynamics.

                                         Shares  Beneficially  Owned
                                         ---------------------------
Name                                     Number/(1)/     Percent/(2)/
---------------------------------------  ----------      -----------

Russell H. Bergen/(3)/                       88,006                *

Connie R. Curran                             26,000                *

Jacques C. Douziech/(3)/                  1,403,086              3.0%

Cam L. Garner/(3)/                          127,000                *

James C. Gilstrap/(4)/                    2,664,418              5.8%

Stephen P. Loomis/(3)/                       74,731                *

Richard O. Martin, Ph.D./(3)/               114,000                *

Michael K. Perry/(3)/                       646,006              1.4%

Rhonda F. Rhyne/(3)/                        357,398                *

Richard E. Trayler/(3)/                     191,090                *

All Directors and executive
officers as a group - (12 persons)/(5)/   5,825,414             12.2%
----------------------------
*Less than 1%

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

(4) Includes 103,764 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH. Includes 300,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap declaims any pecuniary interest in 299,752 of the shares. Also includes 78,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the trust.

(5) Shares beneficially owned include shares held by entities affiliated with certain directors and named Officers as described above in the footnotes.

Preferred Stock

All previously outstanding preferred stock was converted to common stock during fiscal 1999.

ITEM 13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Before and after becoming an executive officer of CardioDynamics in June 1997, Dennis G. Hepp has served as a consultant and vendor to our Company since July 1995 through the company he founded in 1989, Rivertek Medical Systems, Inc., located in Minneapolis, Minnesota. Rivertek, which is 100% owned by Mr. Hepp and his wife, provides engineering consulting to medical device manufacturers, and continues to be one of our largest vendors. In fiscal 2001, 2000 and 1999, we paid $865,000, $898,000 and $391,000, respectively, to Rivertek.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report.

        1. Financial Statements                                                Page
             Independent Auditors' Report                                        39

             Balance Sheets as of November 30, 2001 and 2000                     40

             Statements of Operations for the years ended November 30,
             2001, 2000 and 1999                                                 41

             Statements of Shareholders' Equity for the years ended
             November 30, 2001, 2000 and 1999                                    42

             Statements of Cash Flows for the years ended November 30,
             2001, 2000 and 1999                                              43-44

             Notes to Financial Statements                                    45-62

        2. Financial Statement Schedules

             Independent Auditors' Report on Schedule and Consent             Exhibit 23.1

             Schedule II - Valuation and  Qualifying  Accounts for the years
             ended November 30, 2001, 2000 and 1999                              79

             All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

        3.   Exhibits

             The following exhibits are included with this report or incorporated herein by reference:

   Exhibit   Title
   -------   -----

    2.1 Fourth Amended Plan of Reorganization. (Incorporated by reference from November 30, 1994 Form 10-KSB.)

    3.1 Bylaws, as amended through May 15, 1995.(Incorporated by reference from May 31, 1995 Form 10-QSB.)

    3.1.1 Amendment to Bylaws, dated June 2, 1999.(Incorporated by reference from August 31, 1999 Form 10-QSB.)

    Exhibit         Title
    -------         -----

      3.2           Restated Articles of Incorporation as filed July 24, 1998.
                    (Incorporated by reference from August 31, 1998 Form
                    10-QSB.)

      10.1 Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated October 16, 1998. (Incorporated by reference from November 30, 1998 Form 10-KSB.)

      10.2 Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

      10.3* Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

      10.4 1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

      10.4.1 Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

      10.4.2 Amendment to 1995 Stock Option/Stock Issuance Plan dated April 12, 2001. (Incorporated by reference from October 3, 2001 Form S-8.)

      10.5 Line of Credit Agreement with Imperial Bank, dated January 15, 1999. (Incorporated by reference from February 28, 1999 Form 10-QSB.)

      10.5.1 First Amendment and extension to Line of Credit Agreement with Imperial Bank, dated February 14, 2000. (Incorporated by reference from February 29, 2000 Form 10-QSB.)

      10.6 Warrants to purchase 2,000,000 shares of CardioDynamics International Corporation common stock to GE Marquette Medical Systems, Inc., Dated August 25, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

      10.7 ** License and Purchase Agreement between CardioDynamics International Corporation and Profiles in Health, Inc., dated March 1, 2000. (Incorporated by reference from May 31, 2000 Form 10-QSB.)

      10.8 ** OEM Development and Purchase Agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc., dated July 7, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB.)

      10.9** Omnibus Amendment between CardioDynamics International Corporation and GE Medical Systems Information Technologies, Inc. (Incorporated by reference from November 30, 2000 Form 10-KSB)

      10.10 Letter Agreement dated July 18, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from July 31, 2001 Form S-3)

      Exhibit       Title
      -------       -----

      10.11 Registration Rights Agreement dated July 19, 2001 between CardioDynamics and Pine Ridge Financial, Inc. (Incorporated by reference from July 31, 2001 Form S-3)

      10.12 Letter Agreement dated August 13, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from September 14, 2001 Form S-3)

      10.13 Registration Rights Agreement dated August 13, 2001 between CardioDynamics and Pine Ridge Financial, Inc. (Incorporated by reference from July 31, 2001 Form S-3)

      10.14 Letter Agreement dated August 31, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from October 3, 2001 Form S-3)

      10.15 Registration Rights Agreement dated August 31, 2001 between CardioDynamics and Pine Ridge Financial, Inc. (Incorporated by reference from October 3, 2001 Form S-3)

      10.16 Letter Agreement dated September 10, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from September 14, 2001 Form S-3)

      23.1          Report on Schedule and Consent of Independent Auditors, KPMG
                    LLP

--------------------
* This management contract or compensatory plan or arrangement is required to be filed as an exhibit.

** Confidential treatment has been granted as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

         None.

                    CardioDynamics International Corporation

                 Schedule II - Valuation and Qualifying Accounts

           For the Three Years Ended November 30, 2001, 2000, and 1999
                                 (In thousands)

     Column A              Column B                       Column C                       Column D                   Column E
-------------------    -----------------    -------------------------------------    -----------------         -----------------
                                                         Additions
                                            -------------------------------------
   Description            Balance at           Charged to          Charged to            Deductions               Balance at
                         Beginning of          Costs and              Other                 From                    End of
                            Period             Expenses            Accounts-              Reserves                 Period
                                                                   Revenues
-------------------    -----------------    -----------------    ----------------    -----------------         -----------------
 Allowance
for Doubtful
  Accounts
    1999               $      33           $      149           $     1,099         $       28        (1)      $       553
                                                                                           700        (2)

    2000                     553                1,928                   158                174        (1)            1,649
                                                                                           816        (2)

    2001                   1,649                  562                 1,743              1,103        (1)            1,425
                                                                                         1,426        (2)
--------------------------------------------------------------------------------------------------------------------------------

    (1) Represents the net write-off's of uncollectible accounts (less recoveries).

    (2) Represents the net amounts charged against revenues for sales returns.


See accompanying independent auditors' report.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2002         CardioDynamics  International  Corporation


                                            By:  /s/ Michael K. Perry
                                                 ---------------------------
                                                     Michael K. Perry
                                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                      Title                         Date
-------------------------------------------------    -----------------------------     -----------------
/s/ Michael K. Perry                                 Chief Executive Officer           February 28, 2002
-------------------------------------------------
Michael K. Perry                                     (Principal Executive Officer)

/s/ Stephen P. Loomis                                Vice President Finance,           February 28, 2002
-------------------------------------------------
Stephen P. Loomis                                    Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                                     Director                          February 28, 2002
/s/ Connie R. Curran
-------------------------------------------------
Connie R. Curran, Ed.D. RN

/s/ Jacques C.  Douziech                             Director                          February 28, 2002
-------------------------------------------------
Jacques C. Douziech

/s/ Cam L. Garner                                    Director                          February 28, 2002
-------------------------------------------------
Cam L. Garner

/s/ James C. Gilstrap                                Director                          February 28, 2002
-------------------------------------------------
James C. Gilstrap

/s/ Richard O. Martin, Ph.D.                         Director                          February 28, 2002
-------------------------------------------------
Richard O. Martin, Ph.D.