Form 10-Q
period 2002-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 2002-04-12
CIK 719722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended February 28, 2002

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
Yes   X    No
    ----      -----

As of April 10, 2002, 46,102,212 shares of common stock and no shares of preferred stock were outstanding.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Balance Sheets at February 28, 2002 (unaudited)
                  and November 30, 2001 (audited).                         3

                  Statements of Operations (unaudited) for the three
                  months ended February 28, 2002 and February 28, 2001.    4

                  Statements of Cash Flows (unaudited) for the three
                  months ended February 28, 2002 and February 28, 2001.    5

                  Notes to Financial Statements (unaudited).               6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                             17

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                       17

Item 2.           Changes in Securities                                   17

Item 3.           Defaults Upon Senior Securities                         17

Item 4.           Submission of Matters to a Vote of Security Holders     17

Item 5.           Other Information                                       17

Item 6.           Exhibits and Reports on Form 8-K                        17

                  Signatures                                              18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                                 Balance Sheets
                        (In thousands, except share data)

                                                                            FEBRUARY 28,      NOVEMBER 30,
                                                                               2002               2001
                                   ASSETS                                   (UNAUDITED)         (AUDITED)
                                                                            ------------      ------------
Current assets:
   Cash and cash equivalents                                                $      6,409      $      6,394
   Accounts receivable, net of allowance for doubtful accounts
     of $1,536 in 2002 and $1,425 in 2001                                          6,981             7,373
   Inventory, net                                                                  3,175             2,821
   Current portion of long-term receivables                                        1,620             1,663
   Other current assets                                                              538               431
                                                                            ------------      ------------

                  Total current assets                                            18,723            18,682

Property and equipment, net                                                          459               490
Long-term receivables and note receivable, net                                     2,168             2,259
Deposits                                                                              30                30
                                                                            ------------      ------------

                  Total assets                                              $     21,380      $     21,461
                                                                            ============      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $      1,425      $      1,338
   Accrued expenses                                                                  294               277
   Accrued salaries, wages and benefits                                              717               903
   Current maturities of long-term debt                                               69                69
   Deferred service revenue                                                          400               411
                                                                            ------------      ------------

                  Total current liabilities                                        2,905             2,998

Long-term debt, less current maturities                                               19                40
                                                                            ------------      ------------

                  Total liabilities                                                2,924             3,038
                                                                            ------------      ------------

Shareholders' equity:
   Preferred stock; no par value; 18,000,000 shares authorized; no shares
     issued or outstanding at November 30, 2001 or 2000                             --                --

   Common stock; no par value; 100,000,000 shares authorized; issued and outstanding 46,069,595 shares at February 28, 2002 and 45,798,322
     shares at November 30, 2001                                                  49,449            48,786
   Accumulated deficit                                                           (30,993)          (30,363)
                                                                            ------------      ------------

                  Total shareholders' equity                                      18,456            18,423
                                                                            ------------      ------------
Commitments and contingencies

                  Total liabilities and shareholders' equity                $     21,380      $     21,461
                                                                            ============      ============

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Operations
           (Unaudited - In thousands, except share and per share data)

                                                       THREE MONTHS ENDED
                                                           FEBRUARY 28,
                                                --------------------------------
                                                    2002                2001
                                                ------------       ------------
Net sales                                       $      4,366       $      3,964
Cost of sales                                          1,278              1,215
                                                ------------       ------------
                  Gross margin                         3,088              2,749
                                                ------------       ------------
Operating expenses:
   Research and development                              642                810
   Selling and marketing                               2,721              2,194
   General and administrative                            439                450
                                                ------------       ------------
                  Total operating expenses             3,802              3,454
                                                ------------       ------------
Loss from operations                                    (714)              (705)

Other income (expense):
   Interest income                                       105                190
   Interest expense                                      (18)               (13)
   Other, net                                             (3)                (5)
                                                ------------       ------------
                  Total other income                      84                172

Loss before income taxes                                (630)              (533)

Income taxes                                              --                 (1)
                                                ------------       ------------
Net loss                                        $       (630)      $       (534)
                                                ============       ============
Net loss per share, basic and diluted           $       (.01)      $       (.01)
                                                ============       ============
Weighted-average number of common shares
    outstanding - basic and diluted               45,932,770         45,519,710
                                                ============       ============

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                            Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                                      THREE MONTHS ENDED
                                                                                          FEBRUARY 28,
                                                                                    -----------------------
                                                                                      2002           2001
                                                                                    --------       --------
Cash flows from operating activities:
   Net loss                                                                         $   (630)      $   (534)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        70             68
     Provision for warranty repairs                                                       51              2
     Provision for obsolete inventory                                                     46             58
     (Reduction in) provision for demonstration inventory                                (10)            25
     Provision for doubtful receivables                                                  111             75
     Provision for doubtful long-term receivables                                         19            (81)
     Compensatory stock options granted                                                   21             14
     Changes in operating assets and liabilities:
       Accounts receivable                                                               281         (1,258)
       Inventory                                                                        (390)          (357)
       Other current assets                                                             (107)          (519)
       Long-term receivables and note receivable                                         115             43
       Accounts payable                                                                   87             27
       Accrued expenses                                                                  (34)          (186)
       Accrued salaries, wages and benefits                                             (186)          (115)
       Deferred service revenue                                                          (11)           122
                                                                                    --------       --------

                  Net cash used in operating activities                                 (567)        (2,614)
                                                                                    --------       --------

Cash flows from investing activities:

   Purchases of property and equipment                                                   (39)           (45)
                                                                                    --------       --------

                  Net cash used in investing activities                                  (39)           (45)
                                                                                    --------       --------

Cash flows from financing activities:
   Repayment of long-term debt                                                           (21)           (34)
   Exercise of warrants and options                                                      663              3
   Issuance of common stock, net                                                         (21)           (57)
                                                                                    --------       --------

                  Net cash provided (used) by financing activities                       621            (88)
                                                                                    --------       --------

Net increase (decrease) in cash and cash equivalents                                      15         (2,747)

Cash and cash equivalents at beginning of period                                       6,394         11,595
                                                                                    --------       --------

Cash and cash equivalents at end of period                                          $  6,409       $  8,848
                                                                                    ========       ========

See accompanying notes to financial statements.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements
                                   (Unaudited)

Description of Business

CardioDynamics International Corporation ("CardioDynamics", or "The Company") is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using our proprietary ICG technology, DISQ(TM) (Digital Impedance Signal Quantifier) technology, and ZMarc(TM) algorithm.

Unlike other cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). The Company's BioZ(R) Systems use a proprietary technology called impedance cardiography to obtain data in a safe, efficient and cost-effective manner not previously available in the physician's office and many hospital settings. Just as Electrocardiography (ECG) noninvasively measures the heart's electrical characteristics, ICG makes it possible to noninvasively measure the heart's mechanical characteristics. Our strategic partners include GE Medical Systems Information Technologies (GEMS-IT), Spacelabs Medical Systems, and Vasomedical.

Our proprietary, patented technology noninvasively monitors the heart's ability to deliver blood to the body and the amount of fluid in the chest. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com(R), has been cleared by the Federal Drug Administration
(FDA) and carries the CE mark. We sell to US physicians and hospitals through our own direct sales force and distribute our products to targeted international markets through a strategic alliance with GEMS-IT and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ(R) procedures and in January 2001, implemented uniform reimbursement throughout the United States.

We were originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed our name to CardioDynamics International Corporation.

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair statement of our operations and cash flows. All such adjustments are of a normal recurring nature. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2001 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current year presentation. The results of operations and cash flows for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ended November 30, 2002.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements
                                   (Unaudited)

Inventory

     Inventory consists of the following: (in thousands)

                                                    February 28,   November 30,
                                                       2002             2001
                                                    ------------   ------------
      Electronic components and subassemblies       $      1,697   $      1,657
      Finished goods                                       1,495          1,100
      Demonstration units                                    727            773
      Less provision for obsolete inventory                 (618)          (572)
      Less provision for demonstration inventory            (126)          (137)
                                                    ------------   ------------

                                                    $      3,175   $      2,821
                                                    ============   ============

Long-Term Receivables & Note Receivable

In our third and fourth fiscal quarters of 2000, we offered no-interest financing of our BioZ(R) Systems with maturities ranging from 24 to 60 months. The long-term receivables are collateralized by the systems. In the first fiscal quarter of 2001, we established a similar program through a third-party financing company to replace the internal financing program. We are now working with a core group of leasing companies to provide financing options to our customers. Under certain circumstances we continue to provide in-house financing, although the contracts now typically include market rate interest provisions.

Long-term receivables and note consist of the following: (in thousands)

                                                           February 28,    November 30,
                                                              2002              2001
                                                           ------------    ------------
      Long-term receivables, net of deferred interest      $      3,958    $      4,086
      Secured note receivable                                       362             349
      Less allowance for doubtful long-term receivables            (532)           (513)
                                                           ------------    ------------
                                                                  3,788           3,922
      Less current portion of long-term receivables              (1,620)         (1,663)
                                                           ------------    ------------
                                                           $      2,168    $      2,259
                                                           ============    ============

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

                          Notes to Financial Statements
                                   (Unaudited)

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted-average number of shares outstanding during the period. Diluted loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. Basic and diluted loss per share are the same for the three-month periods as all potentially dilutive securities are antidilutive. The following options and warrants, each convertible into one share of common stock, were not included in the diluted earnings per share calculation as their effect was antidilutive.

                         For The Three Months Ended
                                  February 28,
                        ---------------------------
                          2002               2001
                        ---------         ---------
      Stock options...  3,998,619         3,807,004
      Warrants........  2,393,364         2,472,170
                        ---------         ---------
      Total ..........  6,391,983         6,279,174
                        =========         =========

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

Although forward-looking statements in this Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2001. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our 10-K for the year ended November 30, 2001, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2001.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

OVERVIEW

Cardiovascular disease is the number one killer of men and women in the United States and in 31 of the 35 countries reporting mortality statistics. Over 60,000,000 Americans have some form of cardiovascular disease, which includes, high blood pressure, congestive heart failure, congenital heart defects, hardening of the arteries, stroke and other diseases of the circulatory system. Our proprietary ICG technology provides medical professionals in the hospital and physician's office with noninvasive access to the objective patient data they need to effectively assess, diagnose and treat congestive heart failure and hypertension, and to evaluate emergency, pacemaker and dialysis patients.

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

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

OVERVIEW - (Continued)

Our objective is to establish the BioZ(R) product line as a standard of care in cardiovascular medicine. Key elements of our corporate strategy include:

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

Our objective will be achieved if and when noninvasive cardiac output, our primary measurement, becomes the Sixth Vital Sign(TM), as oxygen saturation became the fifth vital sign in the mid-1980's. We intend to position ICG technology as a key diagnostic and monitoring tool in assessing and treating congestive heart failure, hypertension, pacemaker, emergency, critically ill, surgical, high-risk obstetric, dialysis, cardiac rehabilitation, immune suppressed and home healthcare patients.

RESULTS OF OPERATIONS (Quarters referred to herein are fiscal quarters ended February 28)

Revenues - Net sales for the first fiscal quarter of 2002 were $4,366,000, an increase of 10% over the same three-month period of fiscal 2001 in which net sales were $3,964,000. Although we did not continue our four-year record of sequential quarterly revenue growth, it was our 15th consecutive quarter of year-over-year quarterly revenue growth. The increase in sales during the first fiscal quarter of 2002 when compared to the same quarter last year can be attributed to several factors including increased per-unit average sales price and increased recurring revenue. Included in net sales for the first quarter of 2001 was $761,000 of sales to GEMS-IT as part of their fiscal 2001 annual purchase commitment. During the first quarter of fiscal 2002 GEMS-IT did not purchase any products for sale in the United States because of their existing inventory levels, however, they did purchase 16 BioZ Systems for their United Kingdom operations. We shipped 127 BioZ Systems during the quarter, as compared to 156 in the same quarter last year, increasing our installed base by 43% from one year ago to nearly 1,800 systems being used in over 1,200 customer sites.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

RESULTS OF OPERATIONS - (Continued)

Sales by our domestic direct sales force, which target physician offices and US hospitals, increased 23% in the first quarter of 2002 over the first quarter of 2001, primarily as a result of higher average unit sales prices. The average price per unit sold by our direct sales force has increased for several reasons, including: greater awareness and acceptance of ICG technology, uniform nationwide Medicare reimbursement, inclusion of additional options, warranty and accessories in the system price, and the absence of competitive products or cost-effective alternative technologies. During the past several quarters, we have continued to expand our direct sales force by hiring additional territory managers and clinical sales specialists. During the quarter, we identified a product performance problem unique to 43 of our newly released second-generation BioZ systems, which began shipping during the fourth quarter 2001. Our field sales and clinical sales personnel's productivity was impacted during the quarter as they were required to focus on regulatory and customer management issues until a solution was implemented later in the quarter.

Each time our BioZ products are used, disposable sets of four dual sensors are required. Recurring sensor revenue increased 69% in first quarter of 2002 to $547,000 (13% of sales), from $324,000 (8% of sales) in the same quarter of 2001. The BioZtect(TM) sensors for our stand-alone systems have a list price of $9.95 per application, however customers can obtain significant sensor pricing discounts though our auto-ship sensor program in exchange for minimum monthly sensor purchase commitments. Sensors for the ICG Module have a list price of $19.95. Our BioZtect(TM) sensor and cable system has a proprietary interface to ensure that customers exclusively use the BioZtect(TM) with our BioZ systems. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable sensors to continue to increase.

Gross Margin - We generated $3,088,000 of gross margin in the quarter, up 12% over the same quarter last year in which our gross margin was $2,749,000. As a percentage of sales our gross margin was 71% in the quarter, up from 69% in the same quarter last year. Late in the fourth quarter of fiscal 2001, we commenced shipments of our new, re-engineered lower manufactured cost BioZ.com which has a manufactured cost that is reduced an additional 30% over the previous generation BioZ.com system. This direct material cost reduction, along with a higher sales volume and higher average sales price per unit accounted for the first quarter increase in gross margin. However, we included in our cost of goods sold research, development and clinical expenses related to the implementation of the manufacturing solution for the 43 second generation BioZ systems that we voluntarily retrieved from customer sites.

Research and Development - Our research and development costs for the first three months of fiscal 2002 decreased approximately 21% to $642,000, from $810,000 during the first three months of fiscal 2001. Much of our research, development and clinical resources in the latter half of the quarter were devoted to the development and implementation of a manufacturing solution for the 43 second generation BioZ systems that we voluntarily retrieved from customer sites, and as such, were included as a component of cost of goods sold.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

RESULTS OF OPERATIONS - (Continued)

Research and Development (Continued) - Even though total research and development expenses decreased as compared with the same quarter last year, our investment in clinical studies increased primarily as a result of our sponsorship of two clinical studies, PREDICT, which began in late 2000 and is scheduled to complete its first phase in late 2002, and ESCAPE-BIG, which began in mid 2001 and is scheduled to be completed in the early part of fiscal 2003. The larger of the two studies, PREDICT, has 21 research sites participating with over 200 patients currently enrolled.

Selling and Marketing - Selling and marketing expenses for the first fiscal quarter of 2002 increased $527,000 or 24% over the first quarter of 2001 with expenses of $2,721,000 and $2,194,000, respectively. The increase was primarily due to additional sales and marketing personnel. By the end of February 2002, we had a total of 59 field sales employees, up from 45 at the end of February 2001, including 39 territory managers, 8 clinical sales specialists and 5 international distribution managers.

General and Administrative - Our general and administrative cost decreased 2% in the first three months of fiscal 2002, at $439,000, compared to $450,000 for the first three months of fiscal 2001. As a percentage of sales, general and administrative expenses were reduced to 10% from 11% in the prior year same quarter. We continue to focus on ongoing cost containment in all areas of our business with additional emphasis in the areas that are not directly related to sales growth.

Interest Income and Expense - We recorded $105,000 of interest income in the first quarter of fiscal 2002, down from $190,000 in the first quarter of fiscal 2001. The decrease is primarily due to fewer funds available for investment throughout the period and lower rates of interest earned on invested funds. Interest expense, primarily related to capital leases, for the three-month period ending February 28, 2002 was $18,000, as compared to $13,000 for the same three-month period last year.

Net Loss - The net loss for the first quarter of fiscal 2002 was $630,000, or $.01 per common share, compared with $534,000, or $.01 per common share for the first quarter of fiscal 2001. The weighted average number of common shares outstanding during the first three months of fiscal 2002, increased by 1% over the first quarter of last year primarily due to the exercise of stock options and warrants in the past year.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Since May of 1999, we have raised approximately $24 million through various private placements of common stock to institutional and accredited investors. To date, these financings, together with the line of credit and various loans, have provided the capital required to fund initial commercialization of our BioZ(TM) products. In the near term, cash on hand and our line of credit will be used to fund ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements.

Net cash used in operating activities for the three months ended February 28, 2002 was $566,000, compared with $2.6 million used in the first three months of fiscal 2001. During the three months ended February 28, 2002, increased purchases of inventory and the net loss from operations were the main uses of cash in operating activities. In the first quarter of 2001, increased account receivables, other current assets, inventory and accrued expenses comprised the majority of the operating cash used.

For the first three months of fiscal 2002, $620,000 of cash was provided from financing activities, primarily as a result of the exercise of stock options and warrants during the period. For the first three months of fiscal 2001, the net cash used in financing activities was $88,000 due to the repayment of long term debt and for the costs associated with the issuance of common stock.

In January 1999, the Company established a secured revolving credit line with Imperial Bank. The credit line provides for borrowings of up to $3,000,000 at the bank's prime rate. All the assets of the Company collateralize the credit line. In June of 2001 the line of credit was renewed and increased to $4,000,000 and has been extended through June 2002. Under the terms of the agreement, the Company is required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. The Company exceeded the maximum loss level for the first quarter 2002, however the bank has provided us a waiver of this covenant for the quarter. At February 28, 2002 there was no outstanding borrowing under the line of credit.

We have operating loss carryforwards of approximately $28,000,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

Our long-term liquidity will depend on our ability to further commercialize the BioZ(R) and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


RECENT ACCOUNTING DEVELOPMENTS

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


RECENT ACCOUNTING DEVELOPMENTS - (Continued)

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

SUBSEQUENT EVENTS

On March 22, 2002 we announced an agreement between our company and Medtronic, Inc. the world's leading medical technology company. The agreement provides for the evaluation of clinical utility of our proprietary IGC technology in optimizing the programming of Medtronic's implantable device for Cardiac Resynchronization Therapy (CRT). The agreement also addresses the potential integration of the BioZ ICG Module with Medtronic instrumentation.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE SENSITIVITY

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain substantially all of our portfolio of cash equivalents in commercial paper, certificates of deposit and money market funds. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

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

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K
        None.

                    CARDIODYNAMICS INTERNATIONAL CORPORATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "plan," "intend," "anticipate," "target," "estimate," "expect," etc., and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference as well as other risks are detailed in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2001 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2002        By: /s/ Michael K. Perry
      --------------            -----------------------------------------
                                Michael K. Perry
                                Chief Executive Officer
                                (Principal Executive Officer)


Date: April 9, 2002        By: /s/ Stephen P. Loomis
      --------------            -----------------------------------------
                                Stephen P. Loomis
                                Vice President, Finance,
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)