Form 10-Q
period 2002-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2002-07-15
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended May 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For The Transition Period from                  to

Commission File Number: 0-11868

CARDIODYNAMICS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3533362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6175 Nancy Ridge Drive, Suite 300, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 535-0202
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to fill such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of July 10, 2002, 46,144,712 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

BALANCE SHEETS
(In thousands, except share data)

ASSETS	May 31, 2002	November 30, 2001
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$6,405	$6,394
Accounts receivable, net of allowance for doubtful accounts of $1,613 in 2002 and $1,425 in 2001	6,814	7,373
Inventory, net	3,541	2,821
Current portion of long-term receivables	2,086	1,663
Other current assets	455	431

Total current assets	19,301	18,682
Property and equipment, net	438	490
Long-term receivables and note receivable, net	2,051	2,259
Deposits	30	30

Total assets	$21,820	$21,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450	$1,338
Accrued expenses	340	277
Accrued salaries, wages and benefits	821	903
Current maturities of long-term debt	41	69
Deferred service revenue	401	411

Total current liabilities	3,053	2,998
Long-term debt, less current maturities	27	40

Total liabilities	3,080	3,038

Shareholders’ equity:
Preferred stock; no par value; 18,000,000 shares authorized; no shares issued or outstanding at May 31, 2002 or November 30, 2001	—	—
Common stock; no par value; 100,000,000 shares authorized; issued and outstanding 46,142,712 shares at May 31, 2002 and 45,798,322 shares at November 30, 2001	49,686	48,786
Accumulated deficit	(30,946)	(30,363)

Total shareholders’ equity	18,740	18,423

Commitments and contingencies
Total liabilities and shareholders’ equity	$21,820	$21,461

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited—In thousands, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
Net sales	$5,623	$4,480	$9,989	$8,445
Cost of sales	1,560	1,284	2,838	2,500

Gross margin	4,063	3,196	7,150	5,945

Operating expenses:
Research and development	611	902	1,253	1,713
Selling and marketing	3,049	2,470	5,770	4,663
General and administrative	422	396	861	846

Total operating expenses	4,082	3,768	7,884	7,222

Loss from operations	(19)	(572)	(734)	(1,277)

Other income (expense):
Interest income	76	164	182	355
Interest expense	(3)	(16)	(6)	(29)
Other, net	(6)	(6)	(24)	(12)

Total other income	67	142	152	314

Income (loss) before income taxes	48	(430)	(582)	(963)
Income taxes	(1)	—	(1)	(1)

Net income (loss)	$47	$(430)	$(583)	$(964)

Net income (loss) per share, basic and diluted	$.00	$(.01)	$(.01)	$(.02)

Weighted-average number of common shares outstanding, basic	46,113,799	45,524,882	46,024,279	45,522,310

Weighted-average number of common shares outstanding, diluted	47,433,448	45,524,882	46,024,279	45,522,310

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited—In thousands)

	Six Months Ended May 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(583)	$(964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	139
Provision for warranty repairs	78	19
Provision for obsolete inventory	56	48
(Reduction in) provision for demonstration inventory	(16)	45
Provision for (reduction in) doubtful receivables	188	(309)
Provision for (reduction in) doubtful long-term receivables	25	(73)
Compensatory stock options granted	36	31
Changes in operating assets and liabilities:
Accounts receivable	371	(1,272)
Inventory	(760)	(540)
Other current assets	(240)	(837)
Long-term receivables and note receivable	(24)	51
Accounts payable	112	(461)
Accrued expenses	(15)	(361)
Accrued salaries, wages and benefits	(82)	(42)
Deferred service revenue	(10)	244

Net cash used in operating activities	(720)	(4,282)

Cash flows from investing activities:
Purchases of property and equipment	(92)	(91)

Net cash used in investing activities	(92)	(91)

Cash flows from financing activities:
Repayment of long-term debt	(41)	(52)
Exercise of warrants and options	883	55
Issuance of common stock, net	(19)	(59)

Net cash provided (used in) by financing activities	823	(56)

Net increase (decrease) in cash and cash equivalents	11	(4,429)
Cash and cash equivalents at beginning of period	6,394	11,595

Cash and cash equivalents at end of period	$6,405	$7,166

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Business

CardioDynamics International Corporation (“CardioDynamics”, or “The Company”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using our proprietary ICG technology, DISQ™ (Digital Impedance Signal Quantifier) technology, and ZMarc™ algorithm.

Unlike other cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). The Company’s BioZ® Systems use a proprietary technology called impedance cardiography to obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings. Just as Electrocardiography (ECG) noninvasively measures the heart’s electrical characteristics, ICG makes it possible to noninvasively measure the heart’s mechanical characteristics. Our strategic partners include GE Medical Systems Information Technologies (GEMS-IT), Spacelabs Medical Systems, and Vasomedical.

Our proprietary, patented technology noninvasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ.com®, has been cleared by the Federal Drug Administration (FDA) and carries the CE mark. We sell to US physicians and hospitals through our own direct sales force and distribute our products to targeted international markets through a strategic alliance with GEMS-IT and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and in January 2001, implemented uniform reimbursement throughout the United States.

We were originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed our name to CardioDynamics International Corporation.

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair statement of our operations and cash flows. All such adjustments are of a normal recurring nature. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2001 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current year presentation. The results of operations for the three and six months and cash flows for the six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2002.

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventory

Inventory consists of the following: (in thousands)

	May 31, 2002	November 30, 2001
Electronic components and subassemblies	$1,591	$1,657
Finished goods	1,993	1,100
Demonstration units	706	773
Less provision for obsolete inventory	(628)	(572)
Less provision for demonstration inventory	(121)	(137)

	$3,541	$2,821

Long-Term Receivables and Note Receivable

In our third and fourth fiscal quarters of 2000, we offered no-interest financing of our BioZ® Systems with maturities ranging from 24 to 60 months. The long-term receivables are collateralized by the systems. In the first fiscal quarter of 2001, we established a similar program through a third-party financing company to replace the internal financing program. We are now working with a core group of leasing companies to provide financing options to our customers. Under certain circumstances we continue to provide in-house financing, although the contracts now typically include market rate interest provisions.

Long-term receivables and note consist of the following: (in thousands)

	May 31, 2002	November 30, 2001
Long-term receivables, net of deferred interest	$4,311	$4,086
Secured note receivable	364	349
Less allowance for doubtful long-term receivables	(538)	(513)

	4,137	3,922
Less current portion of long-term receivables	(2,086)	(1,663)

	$2,051	$2,259

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
Stock options	1,454,358	3,954,805	4,002,705	3,954,805
Warrants	2,000,000	2,472,170	2,379,536	2,472,170

Total	3,454,358	6,426,975	6,382,241	6,426,975

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe, had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” etc., and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

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

OVERVIEW

Cardiovascular disease is the number one killer of men and women in the United States and in 31 of the 35 countries reporting mortality statistics. Over 60,000,000 Americans have some form of cardiovascular disease, which includes, high blood pressure, congestive heart failure, congenital heart defects, hardening of the arteries, stroke and other diseases of the circulatory system. Our proprietary ICG technology provides medical professionals in the hospital and physician’s office with noninvasive access to the objective patient data they need to effectively assess, diagnose and treat congestive heart failure and hypertension, and to evaluate emergency, pacemaker and dialysis patients.

Currently, the primary method used to measure hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive PAC procedure requires hospitalization and involves an incision into the patient’s neck or groin region and the insertion of a catheter (plastic tube) through the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death.

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician’s office or outpatient clinic, PAC is simply unavailable. As a result, in the great majority of situations, the physician seeking to diagnose cardiovascular disease must indirectly assess the patient’s hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, noninvasive measurement tools, such as our BioZ® systems.

During ICG monitoring using our BioZ® systems, an undetectable electrical signal is sent through our proprietary sensors on the patient’s neck and chest. Our sophisticated DISQ™ technology and ZMARC™ algorithm analyze and record significant hemodynamic parameters. Based on this data, a physician can quickly and safely identify underlying cardiovascular disorder, assess and diagnose, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications.

Our objective is to establish the BioZ® product line as a standard of care in cardiovascular medicine. Key elements of our corporate strategy include:

•	accelerate market penetration through our direct sales force;

•	broaden our distribution channels through strategic relationships;

•	secure additional recurring revenue through enhanced proprietary sensors;

•	maintain market leadership through product improvements and extensions;

•	target new market opportunities through technology development; and

•	develop ICG products for home healthcare.

Our objective will be achieved if and when noninvasive cardiac output, our primary measurement, becomes the Sixth Vital Sign™, as oxygen saturation became the fifth vital sign in the mid-1980’s. We intend to position ICG technology as a key diagnostic and monitoring tool in assessing and treating congestive heart failure, hypertension, pacemaker, emergency, critically ill, surgical, high-risk obstetric, dialysis, cardiac rehabilitation, immune suppressed and home healthcare patients.

RESULTS OF OPERATIONS (Quarters referred to herein are fiscal quarters ended May 31)

Revenues—Net sales for the second fiscal quarter of 2002 were $5,623,000, an increase of 26% over the same three-month period of fiscal 2001 in which net sales were $4,480,000 and our 16th consecutive quarter of year-over-year quarterly revenue growth. Year to date sales were $9,989,000, as compared to $8,445,000 during the first six months of fiscal 2001. The increase in sales during the three and six month periods ended May 31, 2002, when compared to the same periods last year, can be attributed to several factors including a higher per-unit average sales price, increased recurring revenue and an increase in the number of sales force personnel. In the first half of last year, GEMS-IT purchased $1,690,000 of product from us as part of their fiscal 2001 annual purchase commitment, while in the first half of fiscal 2002, they did not purchase any products from us for sale in the United States because of their existing inventory levels. GEMS-IT has however purchased 18 BioZ Systems for overseas distribution so far this year. We shipped 157 BioZ Systems during the quarter, up from 131 in the same quarter last year and bringing the year to date number of systems shipped to 282. Our installed base of stand-alone systems has increased by 46% from one year ago to over 1,900 systems being used in over 1,300 customer sites.

Sales by our domestic direct sales force, who target physician offices and US hospitals, increased 53% in the second quarter of 2002 over the second quarter of 2001, primarily as a result of a 24% higher average unit sales price and a 15% increase direct sales personnel. The average price per unit sold by our direct sales force has continued to increase for several reasons, including greater awareness and acceptance of ICG technology, uniform nationwide Medicare reimbursement, inclusion of additional options, warranty and accessories in the Bioz.com system price, and the absence of competitive products or cost-effective alternative technologies. We have continued to expand the number of field sales associates and ended the second quarter with 41 domestic sales representatives and 11 clinical sales specialists.

Our BioZtect™ sensor and cable system has a proprietary interface to ensure that customers exclusively use the BioZtect™ with our BioZ systems. Each time our BioZ products are used, disposable sets of four dual sensors are required. Recurring sensor revenue increased 51% in the second quarter of 2002 to $701,000 (12% of sales), from $463,000 (10% of sales) in the same quarter of 2001. The BioZtect™ sensors for our ICG Module have a list price of $19.95 and sensors for our stand-alone systems have a list price of $9.95 per application, however customers can obtain significant sensor pricing discounts though our auto-ship sensor program in exchange for minimum monthly sensor purchase commitments. We are focused on increasing the average usage per customer and have made this one of the goals for our clinical application specialists. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable sensors to continue to increase.

Gross Margin—We generated $4,063,000 of gross margin in the quarter, up 27% over the same quarter last year in which our gross margin was $3,196,000. As a percentage of sales, our gross margin was 72% in the second quarter, up from 71% in the same quarter last year. In the first half of fiscal 2002, our gross margin percentage was 72% of sales, up from 70% of sales in the same six-month period last year. Late in the fourth quarter of fiscal 2001, we commenced shipments of our new, re-engineered BioZ.com which has a manufactured cost that is approximately 30% lower than the previous generation BioZ.com system. This direct material cost reduction, along with a higher sales volume and higher average sales price per unit accounted for the second quarter increase in gross margin. The improved gross margin was offset somewhat in both the first and second quarters of fiscal 2002 by certain research, development and clinical expenses related to the manufacturing solution for the 43 second generation BioZ systems that we voluntarily retrieved from customer sites during the first quarter.

Research and Development—Our research and development costs for the second quarter of fiscal 2002 decreased approximately 32% to $611,000, from $902,000 during the second quarter of fiscal 2001. Expenditures for research and development for the first six months of fiscal 2002 have also decreased, from $1,713,000, to $1,253,000. The decrease can be attributed to less reliance on outside consultants for engineering services that our in-house engineers now provide and the allocation to cost of goods sold of a portion of our research and development expenses that were devoted to the development of a manufacturing solution for the 43 second generation BioZ systems that we voluntarily retrieved from customer sites. Even though overall research and development expenses decreased as compared with the same quarter last year, our investment in clinical studies increased during the quarter primarily as a result of our sponsorship of two clinical studies, PREDICT, which began in late 2000 and is scheduled to complete its first phase in late 2002, and ESCAPE-BIG, which began in mid 2001 and is scheduled to be completed in the early part of fiscal 2003. The larger of the two studies, PREDICT, has 21 research sites participating with over 200 patients currently enrolled.

On March 22, 2002 we announced an agreement between our company and Medtronic, Inc. the world’s leading medical technology company. The agreement provides for the evaluation of clinical utility of our proprietary IGC technology in optimizing the programming of Medtronic’s implantable device for Cardiac Resynchronization Therapy (CRT). The agreement also addresses the potential integration of the BioZ ICG Module with Medtronic instrumentation on terms that would be negotiated in the future, if such integration were to take place.

Selling and Marketing—Selling and marketing expenses for the second fiscal quarter of 2002 increased $579,000, or 23% over the second quarter of 2001 with expenses of $3,049,000 and $2,470,000, respectively. For the first six months of fiscal 2002 selling and marketing expenses were $5,770,000 as compared to $4,663,000 for the same six-month period last year. The increase was primarily due to the addition of sales and marketing personnel. At the end of May 2002, we had a total of 73 sales and marketing personnel, up from 63 at the end of May 2001, including 45 territory managers, 12 marketing and support employees, 11 clinical sales specialists and 5 international distribution managers.

General and Administrative—Our general and administrative cost were $422,000 in the second quarter fiscal 2002, compared to $396,000 for second quarter of fiscal 2001. We continue to focus on ongoing cost containment in all areas of our business with additional emphasis in the areas that are not directly related to sales growth. Year-to-date general and administrative costs were $861,000 as compared to $846,000 for the same period last year. As a percentage of sales, general and administrative expenses in the first six months of 2002 were reduced to 9% from 10% in the first half of 2001.

Interest Income and Expense—We earned $76,000 of interest income in the second quarter of fiscal 2002, down from $164,000 in the second quarter of fiscal 2001. For the six months ended May 31, 2002 interest income was $182,000 as compared to $355,000 for the first six months of fiscal 2001. The decrease is primarily due to fewer funds available for investment throughout the period and lower rates of interest earned on invested funds. We incurred interest expense of $3,000 during the second quarter of fiscal 2002, down from the $16,000 we recorded during the same period last year. For the six months ended May 31, 2002 we incurred interest expense of $6,000 as compared to $29,000 of interest expense recorded during the same six-month period last year. Interest expense is primarily related to capital leases, several of which have recently come to the end of their terms.

Net Loss—Net income for the second quarter of fiscal 2002 was $47,000 or $.00 per common share, compared with a net loss of $430,000, or ($.01) per common share for the second quarter of fiscal 2001. The net income earned during the second fiscal quarter of 2002 reduced our year to date net loss of $583,000, or ($.01) per common share. In the first half of fiscal 2001, our net loss was $964,000 or ($.02) per common share. The average number of common shares outstanding during the first six months of fiscal 2002, increased by 1% over last year primarily due to the exercise of stock options and warrants during the past year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended May 31, 2002 was $720,000, compared with $4.3 million used in the first six months of fiscal 2001. During the six months ended May 31, 2002, increased purchases of inventory, short-term customer financing and the net loss from operations were the main uses of cash in operating activities. Increases in accounts receivable, long-term receivables and inventory, driven by higher sales levels, comprised the majority of the operating cash used in the first half of fiscal of 2001.

For the first six months of fiscal 2002, $823,000 of cash was provided from financing activities, primarily as a result of the exercise of stock options and warrants during the period. For the first six months of fiscal 2001, $56,000 of cash was used in financing activities, primarily for the repayment of long-term debt and for the costs associated with the issuance of common stock.

In January 1999, we established a secured revolving credit line with Imperial Bank, now Comerica Bank. The credit line provides for borrowings at the bank’s prime rate. All the assets of the Company collateralize the credit line. In June of 2001 the line of credit was renewed and increased to $4,000,000 and has been extended through September 2002. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. At May 31, 2002 there was no outstanding borrowing under the line of credit.

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

Since May 1999, we have raised approximately $24 million through various private placements of common stock to institutional and accredited investors. To date, these financings, together with the line of credit and various loans, have provided the capital required to fund initial commercialization of our BioZ™ products. In the near term, we intend to use our cash on hand and line of credit to fund ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements.

Our long-term liquidity will depend on our ability to further commercialize the BioZ™ and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Board Opinion 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement’s effective date, fiscal years beginning after December 15, 2001 or the beginning of the Company’s fiscal year 2003. It is not anticipated that the adoption of the provisions of SFAS 141 and 142 will have a material impact on our results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. We are required to adopt the provisions of Statement No. 143 for the quarter ending February 28, 2003. It is not anticipated the adoption of SFAS 143 will have a material effect on our results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement No. 121), it retains many of the fundamental provisions of Statement No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on our results of operations or financial position.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, which early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit		Title

10.1		Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated January 1, 2002.

10.2		Amendment to lease agreement between CRV Partners, L.P., and CardioDynamics International Corporation, dated March 21, 2002.

10.3	*	Addendum to OEM Development and Purchase Agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc., dated April 24, 2002.

*
Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

None.

CARDIODYNAMICS INTERNATIONAL CORPORATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” etc., and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference as well as other risks are detailed in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2001 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ MICHAEL K. PERRY
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: July 15, 2002

By:	/s/ STEPHEN P. LOOMIS
Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 15, 2002