Form 10-Q
period 2002-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2002-10-15
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended August 31, 2002

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

(858) 535-0202
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of October 10, 2002, 46,144,712 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

BALANCE SHEETS
(In thousands, except share data)

	August 31, 2002	November 30, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,523	$6,394
Accounts receivable, net of allowance for doubtful accounts of $1,756 in 2002 and $1,425 in 2001	7,496	7,373
Inventory, net	3,670	2,821
Current portion of long-term receivables	2,249	1,663
Other current assets	461	431

Total current assets	20,399	18,682
Property and equipment, net	422	490
Long-term receivables and note receivable, net	1,731	2,259
Deposits	30	30

Total assets	$22,582	$21,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,668	$1,338
Accrued expenses	96	183
Accrued salaries, wages and benefits	897	903
Current maturities of long-term debt	25	69
Deferred service revenue	259	232

Total current liabilities	2,945	2,725
Long-term debt and liabilities	537	313

Total liabilities	3,482	3,038

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock; no par value; 18,000,000 shares authorized; no shares issued or outstanding at August 31, 2002 or November 30, 2001	—	—
Common stock; no par value; 100,000,000 shares authorized; issued and outstanding 46,144,712 shares at August 31, 2002 and 45,798,322 shares at November 30, 2001	49,700	48,786
Other comprehensive income	7	—
Accumulated deficit	(30,607)	(30,363)

Total shareholders’ equity	19,100	18,423

Total liabilities and shareholders’ equity	$22,582	$21,461

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
Net sales	$6,278	$5,231	$16,267	$13,675
Cost of sales	1,411	1,474	4,250	3,972

Gross margin	4,867	3,757	12,017	9,703

Operating expenses:
Research and development	559	797	1,812	2,510
Selling and marketing	3,522	2,597	9,292	7,261
General and administrative	534	419	1,395	1,265

Total operating expenses	4,615	3,813	12,499	11,036

Income (loss) from operations	252	(56)	(482)	(1,333)

Other income (expense):
Interest income	104	130	286	485
Interest expense	(2)	(10)	(8)	(39)
Other, net	(15)	(14)	(39)	(26)

Total other income	87	106	239	420

Income (loss) before provision for income taxes	339	50	(243)	(913)
Provision for income taxes	—	—	(1)	(1)

Net income (loss)	$339	$50	$(244)	$(914)

Net income (loss) per common share, basic and diluted	$.01	$.00	$(.01)	$(.02)

Weighted-average number of common shares outstanding, basic	46,144,299	45,591,170	46,064,578	45,545,516

Weighted-average number of common shares outstanding, diluted	47,062,918	47,983,349	46,064,578	45,545,516

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended August 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(244)	$(914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	209
Unrealized gain on cash equivalents	7	—
Provision for warranty repairs	110	76
Reduction in (provision for) obsolete inventory	(424)	115
Reduction in (provision for) demonstration inventory	(10)	85
Provision for (reduction in) doubtful receivables	331	(429)
Provision for (reduction in) doubtful long-term receivables	53	(52)
Compensatory stock options granted	51	47
Changes in operating assets and liabilities:
Accounts receivable	(454)	(1,643)
Inventory	(416)	(961)
Other current assets	(616)	(1,209)
Long-term receivables and note receivable	475	87
Accounts payable	330	(175)
Accrued expenses	(66)	(375)
Accrued salaries, wages and benefits	(6)	(7)
Long-term liabilities	122	—
Deferred service revenue	14	325

Net cash used in operating activities	(523)	(4,821)

Cash flows from investing activities:
Purchases of property and equipment	(151)	(101)

Net cash used in investing activities	(151)	(101)

Cash flows from financing activities:
Repayment of long-term debt	(60)	(73)
Exercise of warrants and options	889	224
Issuance of common stock, net	(26)	(27)

Net cash provided by financing activities	803	124

Net increase (decrease) in cash and cash equivalents	129	(4,798)
Cash and cash equivalents at beginning of period	6,394	11,595

Cash and cash equivalents at end of period	$6,523	$6,797

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Description of Business

CardioDynamics International Corporation (“CardioDynamics”, or “The Company”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using proprietary BioZ® ICG technology, with DISQTM (Digital Impedance Signal Quantifier) technology and the Z MARC® Algorithm.

Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ® Systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings. Just as Electrocardiography (ECG) noninvasively measures the heart’s electrical characteristics, ICG makes it possible to noninvasively measure the heart’s mechanical characteristics. Our technology noninvasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead products, the BioZ ICG Monitor® and the BioZ ICG Module for GE Patient Monitoring Systems have been cleared by the Food and Drug Administration (FDA) and carry the CE mark.

We sell to US physicians and hospitals through our own direct sales force, GE’s direct sales force, and to targeted international markets through a network of international distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and in January 2001, implemented uniform reimbursement throughout the United States. Our strategic partners include GE Medical Systems Information Technologies (GEMS-IT), Philips Medical Systems, Spacelabs Medical Systems, and Vasomedical.

We were originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed our name to CardioDynamics International Corporation.

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair statement of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2001 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current year presentation. The results of operations for the three and nine months and cash flows for the nine months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2002.

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Inventory

Inventory consists of the following: (in thousands)

	August 31, 2002	November 30, 2001
		(Audited)
Electronic components and subassemblies	$1,925	$1,657
Finished goods	1,287	1,100
Demonstration units	733	773
Less provision for obsolete inventory	(148)	(572)
Less provision for demonstration inventory	(127)	(137)

	$3,670	$2,821

Long-Term Receivables and Note Receivable

In our third and fourth fiscal quarters of 2000, we offered no-interest financing of our BioZ® Systems with maturities ranging from 24 to 60 months. The long-term receivables are collateralized by the respective systems. In the first fiscal quarter of 2001, we established a similar program through a third-party financing company to replace the internal financing program. We are now working with a core group of leasing companies to provide financing options to our customers. Under certain circumstances we continue to provide in-house financing, although the contracts now typically include market rate interest provisions.

Long-term receivables and note receivable consist of the following: (in thousands)

	August 31, 2002	November 30, 2001
		(Audited)
Long-term receivables, net of deferred interest	$4,152	$4,086
Secured note receivable	394	349
Less allowance for doubtful long-term receivables	(566)	(513)

	3,980	3,922
Less current portion of long-term receivables	(2,249)	(1,663)

	$1,731	$2,259

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares, plus potential common shares from stock option and warrants, where the effect of those securities are dilutive. The following table lists the options and warrants, each convertible into one share of common stock, which were not included in the diluted earnings per share calculation as their effect was antidilutive for the nine months ended August 31, 2002 and 2001.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
Stock options	1,972,162	545,388	4,099,204	3,997,887
Warrants	2,350,000	—	2,379,536	2,472,170

Total	4,322,162	545,388	6,478,740	6,470,057

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe, had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” etc., and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q reflects the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2001. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our 10-K for the year ended November 30, 2001, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2001, as well as the other interim unaudited financial information for the current fiscal year.

CARDIODYNAMICS INTERNATIONAL CORPORATION

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

Hemodynamic, or blood flow characteristics, are of significant importance in the treatment of cardiovascular disease, in both the hospital and physician’s office. Currently, the primary method used to measure hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive PAC procedure requires hospitalization and involves an incision into the patient’s neck vein and the insertion of a catheter (plastic tube) through the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture, and death. Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician’s office or outpatient clinic, PAC is simply unavailable. As a result, in the great majority of situations, the physician seeking to diagnose and treat cardiovascular disease must indirectly assess the patient’s hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, noninvasive measurement tools, such as our BioZ® systems.

Our proprietary BioZ® ICG technology provides medical professionals in the hospital and physician’s office with noninvasive access to objective patient data that helps them more effectively assess, diagnose and treat congestive heart failure and hypertension, and to evaluate emergency, critically ill, pacemaker, and dialysis patients.

During ICG monitoring using our BioZ® systems, an undetectable electrical signal is sent through our proprietary sensors on the patient’s neck and chest. Our sophisticated DISQ™ Technology and ZMARC® Algorithm analyze and record significant hemodynamic parameters. Based on this data, a physician can quickly and safely identify underlying cardiovascular disorder, assess and diagnose, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW—(Continued)

Our objective is to establish the BioZ® product line as a standard of care in cardiovascular medicine. Key elements of our corporate strategy include:

•	accelerate market penetration through our direct sales force;

•	broaden our distribution channels through strategic relationships;

•	grow recurring revenue through increased utilization of our proprietary disposable sensors;

•	maintain market leadership through product improvements and extensions; and

•	target new market opportunities through technology development.

Our objective will be achieved if and when noninvasive cardiac output, our primary measurement, becomes the Sixth Vital Sign, as oxygen saturation became the “fifth vital sign” in the mid-1980’s. We intend to position ICG technology as a key diagnostic and monitoring tool in assessing and treating congestive heart failure, hypertension, pacemaker, emergency, critically ill, surgical, dialysis, and home healthcare patients.

RESULTS OF OPERATIONS (Quarters referred to herein are fiscal quarters ended August 31)

Revenues—Net sales for the third quarter of fiscal 2002 were $6,278,000, an increase of 20% over the third quarter of fiscal 2001 in which net sales were $5,231,000. This marks our 17th consecutive quarter of year-over-year quarterly revenue growth. Year to date net sales for the first three quarters of fiscal 2002 were $16,267,000, up 19% from $13,675,000 in the first three quarters of fiscal 2001. The increase in sales during the three month and nine month periods ended August 31, 2002, when compared to the same periods last year, can be attributed to several factors including progressively higher average per-unit average sales prices, increasing recurring BioZtect® sensor revenue and more sales personnel. We sold 165 BioZ® Systems during the third quarter, up 29% from 128 BioZ® Systems sold in the same quarter last year. We have now sold over 2,000 stand-alone BioZ® Systems to more than 1,400 customers, representing a 48% increase in the number of customers from one year ago.

Sales by our domestic direct sales force, who target physician offices and US hospitals, increased 39% in the third quarter of 2002 over the third quarter in 2001, representing 93% of our overall sales for the quarter. The third quarter sales growth resulted from both a 17% increase in our number of direct sales personnel and an 11% increase in the average price per unit sold by our direct sales force as compared with the same quarter last year. We have been able to achieve higher average per unit sales prices for several reasons, including greater awareness and acceptance of ICG technology, uniform nationwide Medicare reimbursement, inclusion of additional options, warranty and accessories in the Bioz.com® system price, and the absence of competitive products or cost-effective alternative technologies. However, we do not anticipate that we will continue to achieve higher unit sales prices, and may begin to experience declining unit sales prices as market conditions evolve and we increasingly focus on market penetration.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS—(Continued)

Sales of our BioZ® products into the international markets increased from $114,000 to $247,000 in the third quarters of fiscal 2001 and 2002, respectively, and were up 26% on a comparable year to date basis. Corporate sales to our strategic partners including GEMS-IT were $196,000 and $289,000 for the third quarter and first nine months of fiscal 2002, down significantly from $929,000 and $2,106,000 in the comparable periods last year as the GEMS-IT direct sales force works through their inventory of BioZ® Systems and BioZ® ICG module kits purchased from us in fiscal 2001 under a minimum purchase agreement. In the second fiscal quarter of 2001, we commenced shipments of the jointly developed BioZ® ICG module to GEMS-IT, providing the first and only patient monitoring system capable of non-invasively acquiring and displaying hemodynamic information. One year later, in the second quarter of 2002, we entered into an OEM agreement with GEMS-IT providing our sales force exclusive rights to sell the BioZ® ICG module directly into the GEMS-IT installed customer base of over 30,000 GE Solar® and Dash® patient monitors while allowing the GEMS-IT sales force to continue to sell the BioZ® ICG Module as an additional high-value parameter for new system sales.

Each time our BioZ® products are used, disposable sets of four dual sensors are required. Our BioZtect® sensor and cable system has a proprietary interface to ensure that customers exclusively use our BioZtect® sensor with the BioZ® Systems. This recurring sensor revenue increased 62% in the third quarter of 2002 to $774,000 (12% of sales), from $477,000 (9% of sales) in the same quarter of 2001. The BioZtect® sensors for our ICG Module have a list price of $19.95 and sensors for our stand-alone systems have a list price of $9.95 per application, however customers can obtain significant sensor pricing discounts though our auto-ship sensor program in exchange for minimum monthly sensor purchase commitments. At the end of the third quarter of 2002, approximately 29% of our customer base were participating in the auto-ship program. Our clinical application specialist team is focused on assisting physicians improve the efficiency of BioZ testing and identify additional indications for which BioZ testing would be appropriate, thereby increasing the frequency of BioZ® System use. As the installed base of BioZ® equipment grows, we expect the revenue generated by our disposable BioZtect® sensors to continue to increase.

Revenue derived from extended service contracts and non-warranty repairs increased from $53,000 in the first nine months of fiscal 2001, to $274,000 in the nine months ended August 31, 2002. However, we do not anticipate that this revenue stream will continue to grow at this rate because for the past year we have been selling our new BioZ® systems with a standard five-year warranty, unlike the previous model which was sold with a 13-month warranty.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS—(Continued)

Gross Margin—We generated $4,867,000 of gross margin in the third quarter, up 30% over the same quarter last year in which our gross margin was $3,757,000. As a percentage of sales, our gross margin was 77.5% in the third quarter of 2002, up from 71.8% in the same quarter last year. Our year to date 2002 gross margin percentage was 73.9% of sales, up from 71.0% of sales in the same nine-month period last year. Late in the fourth quarter of fiscal 2001, we commenced shipments of our re-engineered BioZ.com® which has a manufactured cost that is approximately 30% lower than the previous generation BioZ.com® system. This direct material cost reduction, along with the increased sales volume and higher average sales price per unit accounted for the majority of the gross margin improvement.

During fiscal 2001 and 2002 we have steadily increased our material overhead rate to fully absorb indirect manufacturing costs as our direct material costs have been reduced. Our material overhead rate was increased 20% in fiscal 2001 and an additional 5% per quarter in the first three quarters of fiscal 2002 and we anticipate increasing the rate by an additional 5% in the fourth quarter 2002 as well. As a result of these overhead rate adjustments, $374,000 of overhead was capitalized into inventory in fiscal 2001 and $278,000 in the first nine months of fiscal 2002 to reflect actual inventory manufacturing cost. We believe that our overhead rate at the end of fiscal 2002 will approximate the actual overhead expenses incurred to manufacture our BioZ products and do not expect significant overhead rate adjustments in fiscal 2003. This cost of sale improvement has been more than offset in fiscal 2002 by $418,000 of expenses allocated to cost of sales related to manufacturing engineering solutions provided by our research, product development and clinical nursing team.

Research and Development—Our research, product development and clinical spending in the third quarter and first nine months of fiscal 2002 decreased 30% and 28% respectively to $559,000, from $797,000 incurred in the third quarter of fiscal 2001, and $1,812,000 from $2,510,000 for the first nine months of fiscal 2002 and 2001, respectively. The reduction is attributable to less reliance in 2002 on outside consultants for engineering services required for the development of the GEMS-IT BioZ® ICG Module in fiscal 2001, and the allocation to cost of sales research and development expenses that were related to manufacturing engineering solutions for previously released BioZ® products. Although our overall investment in research and development decreased in 2002, our investment in clinical studies has accelerated as a result of our sponsorship of two clinical studies, PREDICT, which began in late 2000 for which Phase I is now completed and we are in the process of compiling the data, and ESCAPE-BIG, which began in mid 2001 and is scheduled to be completed in the early part of fiscal 2003. The larger of the two studies, PREDICT, had 21 research sites participating with over 200 patients enrolled.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS—(Continued)

During the third quarter of fiscal 2002 we entered into an engineering development and OEM agreement with Vasomedical, Inc. under which we will develop and manufacture a proprietary module to be purchased by Vasomedical for incorporation in their enhanced external counterpulsation (EECP) devices. We also entered into a co-development and OEM agreement with Philips Medical Systems in the third quarter of fiscal 2002 under which we will develop and manufacture a proprietary ICG module for integration into the Philips 12-lead electrocardiography (ECG) products, providing a combined ECG/ICG monitor. Under the terms of the agreement, the co-developed products will be sold by both companies. We do not anticipate that either of these development and OEM agreements will require significant additional development resources, nor do we expect to derive significant additional product revenue from these modules in fiscal 2003.

Selling and Marketing—Selling and marketing expenses for the third fiscal quarter of 2002 were $3,522,000, up 36% over the third quarter of 2001 at $2,597,000. For the first nine months of fiscal 2002, selling and marketing expenses were $9,292,000, up 28% from $7,261,000 for the same nine-month period last year. The expense growth was primarily due to increased sales commissions on higher sales by our direct sales force, additional allowance for doubtful accounts resulting from higher accounts receivable balances, and the addition of ten sales and marketing personnel during the past year. We now have a total of 70 sales and marketing personnel, including 42 domestic sales representatives, 12 marketing and sales support employees, 11 clinical sales specialists and 5 international distribution managers. We plan to hire additional field sales personnel, both direct sales and clinical application specialists in the balance of this year and into the next.

General and Administrative—Our general and administrative expenses were $534,000 in the third quarter fiscal 2002, compared to $419,000 for third quarter of fiscal 2001. Year to date general and administrative expenses were $1,395,000 as compared with $1,265,000 for the same period last year. As a percentage of sales, general and administrative expenses for the first nine months of 2002 were 8.6%, down from 9.3% in the same period last year, largely resulting from our ongoing focus on cost containment in all areas of our business with specific emphasis in the areas that are not directly related to sales growth.

Other Income and Expense—We earned $104,000 of interest income in the third quarter of fiscal 2002, down from $130,000 in the third quarter of fiscal 2001. For the nine months ended August 31, 2002 interest income was $286,000 as compared with $485,000 for the first nine months of fiscal 2001. The decreases in both periods are primarily due to lower rates of interest earned on invested funds and internally financed leases. We incurred interest expense of $2,000 in the third quarter of fiscal 2002, down from $10,000 in the same period last year. For the nine months ended August 31, 2002 we incurred interest expense of $8,000, down from $39,000 in the same period last year. Interest expense is primarily related to capital leases, several of which have recently reached the end of their term.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS—(Continued)

Net Income (Loss)—Net income for the third quarter of fiscal 2002 was $339,000 or $.01 per common share, compared with net income of $50,000 or $.00 per common share for the third quarter of fiscal 2001. The net income earned during the third fiscal quarter of 2002 reduced our year to date net loss to $244,000, or ($.01) per common share. For the first nine months of fiscal 2001, our net loss was $914,000, or ($.02) per common share. The weighted average number of basic and diluted common shares outstanding during the first nine months of fiscal 2002 increased by 1% over the same period last year as the result of stock option and warrant exercises.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months of fiscal 2002 was $523,000, compared with $4.8 million used in the first nine months of fiscal 2001. During both nine month periods ended August 31, 2002 and 2001, the main uses of cash from operating activities were driven by sales growth which increased working capital requirements such as higher purchases of inventory, internal customer financing and accounts receivable.

For the first nine months of fiscal 2002, $803,000 of cash was provided from financing activities, during the same nine month period of fiscal 2001, $124,000 of cash was provided from financing activities, primarily as a result of the exercise of stock options and warrants during both periods.

In 1999 we established a secured revolving credit line with Imperial Bank, now Comerica Bank. The credit line provides for borrowings at the bank’s prime rate. All the assets of the Company collateralize the credit line. In 2001, the line of credit was increased to $4,000,000 and has been extended through September 2003. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. At August 31, 2002 there were no outstanding borrowings under the line of credit.

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

Since May 1999, we have raised approximately $24 million through various private placements of common stock to institutional and accredited investors. To date, these financings, together with the line of credit and various loans, have provided the capital required to fund initial commercialization of our BioZ® products. In the near term, we intend to use our cash on hand and line of credit to fund ongoing research and development efforts, expansion of our direct sales force and international sales presence, capital expenditures and to meet our working capital requirements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES—(Continued)

Our long-term liquidity will depend on our ability to further commercialize the BioZ® and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

RECENT ACCOUNTING DEVELOPMENTS

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No.13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, early adoption of the provisions related to the rescission of SFAS No. 4 is encouraged. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will affect only the timing of the recognition of future restructuring costs. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain substantially all of our portfolio of cash equivalents in treasury notes and security funds, certificates of deposit and money market funds. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

Item 4.     Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have, within 90 days of the date of this report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

KPMG LLP, our independent auditors, were ratified by our board of directors, audit committee and shareholders to serve as our independent auditors for the fiscal year ending November 30, 2002.

CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on July 18, 2002, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1:    Election of Directors for the coming year. The balloting for the directors was as follows:

	For	Against/ Withheld	Abstained/ Non-Votes
Connie R. Curran	39,096,650	388,502	0
Jacques C. Douziech	39,164,790	320,362	0
Peter C. Farrell	39,164,790	320,362	0
James C. Gilstrap	32,454,525	7,030,627	0
Richard O. Martin	39,096,650	388,502	0
Ronald A. Matricaria	39,164,790	320,362	0
Michael K. Perry	37,040,710	2,444,442	0

Proposal 2:    Ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending November 30, 2002.

Of the shares voted, 39,307,501 shares were voted in favor of the ratification, 148,592 shares were voted against ratification, 29,059 shares abstained from voting and there were no broker non-votes.

Item 5.     Other Information

None.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit	Title
10.1	Co-Development and OEM Agreement between CardioDynamics International Corporation and Philips Medical Systems, a division of PENAC dated July 17, 2002.*
10.2	OEM Purchase Agreement between CardioDynamics International Corporation and Vasomedical, Inc. dated August 29, 2002.*
99.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

None.

CARDIODYNAMICS INTERNATIONAL CORPORATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” etc., and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference as well as other risks are detailed in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2001 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ MICHAEL K. PERRY
Michael K. Perry Chief Executive Officer (Principal Executive Officer)
Date: October 15, 2002

By:	/s/ STEPHEN P. LOOMIS
Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 15, 2002