Form 10-K
period 2002-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2003-02-28
CIK 719722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-11868

CARDIODYNAMICS INTERNATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

California	95-3533362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6175 Nancy Ridge Drive, Suite 300, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 535-0202

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $111,813,000 based on the average bid and asked price of such Common Stock, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported for such date on the Nasdaq Stock Market.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates.

At February 15, 2003, 46,186,297 shares of registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

CardioDynamics

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations.  These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished.  Sentences in this document containing verbs such as “plan”, “intend”, “anticipate”, “target”, “estimate”, “expect”, etc., and/or future-tense or conditional constructions (“will”, “may”, “could”, “should”, etc.) constitute forward-looking statements that involve risks and uncertainties.  Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.  These statements are only predictions and actual results could differ materially.  Certain factors that might cause such a difference are discussed throughout this Form 10-K, including the section entitled “Risk Factors” on pages 22 to 29 of this document.  Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

PART I

ITEM 1.           BUSINESS

CardioDynamics International Corporation (“CardioDynamics”, or “CardioDynamics - The ICG Company”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG).  We develop, manufacture, and market noninvasive heart-monitoring devices using our proprietary ICG technology.

Our proprietary, patented technology non-invasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest.  Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute.  Our lead product, the BioZ® ICG Monitor (previously know as the BioZ.com®), has been cleared by the Federal Drug Administration (FDA) and carries the CE mark.  We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies (GEMS-IT) and a network of international distributors.  In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and in January 2001, implemented national uniform pricing throughout the United States.  To date, we have sold over 2,200 ICG systems to over 1,500 physician offices and hospital sites throughout the world.

Our products help physicians assess, diagnose, and treat cardiovascular disease, which is the number one killer of adults in the United States.  According to the American Heart Association (AHA), approximately one in five Americans has some form of cardiovascular disease.  The AHA estimated that over $329 billion would be spent in the United States during 2002 as a result of cardiovascular disease and stroke.  This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services and medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

Electrocardiogram (ECG) is a widely used noninvasive assessment of the electrical characteristics of the heart. Our ICG technology non-invasively quantifies the mechanical functioning of the heart.  Conditions that can interfere with the proper mechanical functioning of the heart include hypertension, congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements ECG and supplements information obtained through five vital signs – heart rate, respiration rate, body temperature, blood pressure and oxygen saturation – immediately, safely and cost effectively.  Our customers have suggested noninvasive cardiac output to be the “Sixth Vital Sign.”

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

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients.  In the non-sterile environment of a physician’s office or outpatient clinic, PAC is simply unavailable.  As a result, in the great majority of situations, the physician seeking to diagnose cardiovascular disease must indirectly assess the patient’s hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error.  A compelling need exists for objective, noninvasive measurement tools, such as our BioZ®  ICG systems.

During ICG monitoring using our BioZ® ICG systems, an undetectable electrical signal is sent through our proprietary sensors on the patient’s neck and chest.  Our sophisticated DISQ® (Digital Impedance Signal Quantifier) processing and Z MARC® Algorithm analyze and record significant hemodynamic parameters.  Based on this data, a physician can quickly and safely identify underlying cardiovascular disorder, assess and diagnose, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications.

Our objective is to establish our BioZ® ICG technology as a standard of care in cardiovascular medicine.  Key elements of our strategy include:

•	accelerate market penetration through our direct sales force;

•	broaden our distribution channels through strategic relationships;

•	grow recurring revenue through increased use of our proprietary disposable sensors;

•	maintain market leadership through product improvements and extensions; and

•	target new market opportunities through technology development.

We were incorporated as a California corporation in 1980 and changed our name to CardioDynamics International Corporation in 1993.  Our principal executive offices are located at 6175 Nancy Ridge Drive, Suite 300, San Diego, California 92121, and our telephone number is 858-535-0202.  Our common stock trades under the symbol CDIC on the Nasdaq National Market System.

Industry Overview and Company History

Cardiovascular disease is the number one killer of adults in the United States and in 31 of the 35 countries reporting mortality statistics.  In the United States alone, the AHA estimated that there were 65 million physician office visits, another 7 million outpatient visits, and over 4 million emergency room visits in 2000 with a primary diagnosis of cardiovascular disease.  In 1999, $26 billion in payments were made to Medicare beneficiaries for hospital expenses due to cardiovascular problems.  Our proprietary technology provides medical professionals in the hospital and physician’s office with noninvasive access to the objective patient data they need to effectively assess, diagnose and treat congestive heart failure and hypertension, and to evaluate emergency, pacemaker and dialysis patients.

In the hospital setting, the BioZ® is a noninvasive, cost-effective and safe alternative to the invasive PAC procedure and may also be used in many situations in which PAC is not feasible.  However, advantages of our proprietary technology are not limited to the hospital or the critically ill.  We believe that the greatest potential for the BioZ® product line is in the new uses the medical community will have for noninvasive hemodynamic measurements.  We believe that the total market opportunity is over $5 billion for our BioZ® product line.

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

Potential Annual Noninvasive Monitoring Procedures
US Patients

Disease State	US Patients	Potential Annual Monitoring Procedures	Total Annual Procedures

Congestive heart failure	5,000,000	4.0	20,000,000
Hypertension	50,000,000	0.5	25,000,000
Emergency departments	20,000,000	1.0	20,000,000
Pacemaker	1,100,000	2.0	2,200,000
Dialysis	450,000	12.0	5,400,000

TOTAL			72,600,000

Strategy

Our objective is to establish our BioZ® ICG technology as a standard of care in cardiovascular medicine.  Our objective will be achieved if and when noninvasive cardiac output, our primary measurement, becomes the Sixth Vital Sign,as oxygen saturation became the fifth vital sign in the late-1980s.  We intend to position Bioz® ICG technology as a key diagnostic and monitoring tool in assessing and treating congestive heart failure, hypertension, pacemaker, emergency, critically ill, surgical, high-risk obstetric, dialysis, cardiac rehabilitation, immune suppressed and home healthcare patients.  Key elements of our corporate strategy include:

          Accelerate market penetration through our direct sales force

We intend to utilize our direct sales force to capitalize on our first-to-market position in the United States and to further penetrate the physician office market.  We believe that a strong direct sales force is best suited to educate the medical community about how the various applications of our technology improve patient outcomes and decrease costs.  We currently have 45 direct sales representatives who focus exclusively on our products.  During fiscal 2000 we began recruiting clinical application specialists to supplement our field sales team by enhancing customer understanding, usage and satisfaction.  We currently have 13 clinical application specialists onboard.  We believe that the resulting improved device utilization will strengthen customer loyalty and increase recurring revenue from our proprietary sensors.

          Broaden our distribution channels through strategic relationships

We intend to establish strategic relationships with major patient monitoring and diagnostic cardiology companies, pacemaker manufacturers and other medical products and technology companies to increase the availability of our proprietary technology.  We believe that strategic relationships can accelerate market penetration of BioZ® ICG technology in markets not served by our direct sales team and provide us with access to large installed bases of patient monitoring, cardiology and other complementary medical equipment.  We believe that these strategic relationships can provide increased distribution capabilities and collaborative product development programs.

          Grow recurring revenue through increased use of our proprietary disposable sensors

During fiscal 2000 we successfully developed and received FDA 510(k) clearance on our proprietary BioZtect® sensor technology that provides notable improvements in performance and features.  Its unique shape and chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity.  The new sensor and cable system has a proprietary interface, which promotes the exclusive use of our proprietary sensors with our equipment.  As our installed base of BioZ® products grows, we expect that the recurring revenue stream from our proprietary sensors could account for as much as 30% to 40% of our total net sales within five years.  For the fiscal year ended November 30, 2002, recurring revenue accounted for approximately 12% of our total net sales.

          Maintain market leadership through product improvements and extensions

We intend to advance the development of our core algorithms to provide physicians with improved cardiac function measurement capabilities on a broad class of patients.  We believe that continued advances in our ICG technology will increase physician usage and loyalty and strengthen our industry position.  We will capitalize on our expertise in ICG signal processing and sensor technology to improve system performance in the presence of noise and patient movement and that these improvements will lead to additional applications for cardiovascular disease management.  In the future, we also plan to adapt our current measurement algorithm and to develop a smaller BioZtect® sensor tailored for pediatric patients weighing less than 66 pounds.

In 2001, we released the BioZ® ICG Module for GEMS-IT bedside monitoring systems.  This product is distributed worldwide by GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors.  Currently, our domestic direct sales force sells the GEMS-IT module to the installed base. Current products in development include a joint ECG-ICG device with Philips Medical Systems.

          Target new market opportunities through technology development

We will continue to focus on new applications for our core technology.  Advances in ICG technology could be applied in the areas of pacemaker optimization, fluid management (including dialysis), oncology, drug noncompliance, and pharmaceutical development and testing.  Pharmaceutical companies such as GlaxoSmithKline, Eli Lilly and Co. and Pfizer Inc. are currently using our technology to document the cardiovascular effects of their pharmaceutical agents in both animals and humans.

In July 2002, the Company signed a Co-Development and OEM Agreement with Philips Medical Systems (Philips), a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry and a division of Royal Philips Electronics (AEX: PHI, NYSE: PHG).  The joint product development will combine CardioDynamics’ proprietary ICG technology with Philips’ diagnostic 12-lead ECG.  Both companies will market the combined ICG/ECG product after completion.

Continued innovation and commercialization of new proprietary products are essential elements in our long-term growth strategy.  We also intend to maintain our competitive advantage through acquisitions of new technologies, and to seek additional patents and other proprietary rights, as we deem appropriate.

ICG Technology

As ECG technology non-invasively measures the heart’s electrical characteristics, our ICG technology makes it possible to measure the heart’s mechanical or blood flow characteristics.  By using our products, physicians have an easy, non-invasive and cost-effective way to monitor the heart’s ability to deliver blood to the body.

ICG technology is based on Ohm’s Law and the fact that blood is the most electrically conductive substance in the body.  Blood volume and velocity change with each heart beat and results in a change in the electrical conductivity, or impedance, of the chest.

In order to measure this conductivity change, our BioZ® products use four dual sensors (two on the neck and two on the chest) to deliver an undetectable, high frequency (70 kHz), low magnitude (4 mA), alternating current through the chest.  Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain.  Additionally, at a high frequency, there is no sensation to the patient.  By setting the current at a constant magnitude, variations in blood volume and velocity in the descending thoracic aorta which cause a proportional voltage change may be measured.

Our BioZ® ICG Monitor generates the impedance signal with CS2™ (Crystal Signal Stabilization) Technology and after the signal travels harmlessly through the body, our proprietary DISQ® processing measures the changes in impedance to the electrical signal.  The changes in impedance are then applied to the Z MARC® Algorithm to provide the following 12 hemodynamic parameters:

Parameter	Description

Cardiac output/index*	The amount of blood pumped by the heart each minute.

Acceleration index	The measure of how quickly the blood reaches peak velocity.

Systemic vascular resistance / index*	The force the heart has to pump against to deliver blood throughout the body.

Velocity index	A measure of how fast the blood is moving.

Thoracic fluid content	An indicator of the amount of fluid in the chest.

Stroke volume/index*	The amount of blood pumped by the left ventricle each heart beat.

Left ventricular ejection time (LVET)	The time interval from the opening to the closing of the aortic valve.

Pre-ejection period (PEP)	The time that it takes for the electrical stimulation of the heart shown via ECG to cause a mechanical contraction opening of the aortic valve shown via ICG technology.

Systolic time ratio	The relationship between the electrical time period and the mechanical time period of the heart. This ratio between PEP and LVET, measures ventricular performance.

Left cardiac work/index*	An indicator of the amount of work the left ventricle must perform to pump blood each minute.

Heart rate	The number of times the heart beats each minute.

Mean arterial pressure	Average blood pressure.

*Index means that the results are normalized for body surface area.

Of these 12 parameters, the ones most widely used by physicians are cardiac output, systemic vascular resistance and thoracic fluid content.  Another important hemodynamic measure, the speed and strength of the heart’s contraction (also known as contractility), may be derived from the velocity index, acceleration index and systolic time ratio.

ICG technology measures the change in conductivity, or the inverse, which is impedance, over a change in time and calculates stroke volume, or the volume of blood pumped with each heartbeat.  The physician receives a report with vital patient data that allows him or her to customize and optimize treatment.

Some physical and medical conditions may diminish the accuracy of the measurements provided by our products and therefore we discourage their use.  We believe that inaccuracies most frequently occur in patients who are experiencing severe septic shock, severe aortic valve regurgitation, severe irregular ventricular heartbeats or heart rates greater than 180 beats per minute.  In addition, there is inadequate data demonstrating the accuracy of our products in patients who are shorter than 47 inches or who weigh less than 66 pounds or more than 342 pounds, as well as in patients who move excessively during the BioZ® procedure.

Our Products, Services and Solutions

          Pricing

Our stand-alone BioZ®ICG Monitors, as sold to end users, range in list price from $36,710 to $38,710 depending upon configuration. We discount the list prices of our products in some circumstances based primarily upon volume commitments.  We also provide discounts on the purchase of demo equipment and to distributors who perform sales and customer service functions for us.  The list price for our sensors is $10.95 for the BioZ® ICG Monitor and $19.95 per set for the BioZ® ICG Module.  We offer a sensor auto-ship program that allows discounts on sensor purchases based on minimum monthly volume commitments.

          BioZ® ICG Monitor

Our lead noninvasive cardiac function monitoring device features a portable design, transport battery and integrated blood pressure.  New BioZ® ICG Monitors are sold with a pole cart, printer and keyboard for end user data entry and include a standard five-year warranty.

          BioZtect® Sensors

We also market disposable sensors designed specifically for use with the BioZ® products.  With each monitoring session, four dual sensors are utilized.  The proprietary sensor and cable system provides enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment.

          BioZ® ICG Module

The BioZ® ICG Module was jointly developed with GEMS-IT.  The module integrates our proprietary BioZ®  ICG technology  into GE’s Solar and Dash patient monitoring systems.  We commenced shipments of the BioZ®  ICG Module in May 2001.

          BioZ.sim® ICG Simulator

The BioZ.sim® ICG Simulator is a simulation and calibration tool specifically designed to allow end-users and hospital biomedical engineering departments to test and verify the functionality of their BioZ® ICG systems.

          BioZ® System  & BioZ.pc System

The BioZ® system is our original noninvasive cardiac ICG monitoring device.  It consists of a Pentium-based central processing unit, 15-inch high-resolution medical grade color monitor and keyboard.  Included in the central processing unit is our proprietary digital signal processing circuit board and software. The BioZ.pc system is a customized noninvasive ICG monitoring device that we developed through a collaborative research and development program with Profiles in Health, Inc. These systems are no longer in production.

          Z Care®

In addition to our standard warranty, we offer extended service agreements, called Z Care®.  This extended service agreement covers hardware and software maintenance beyond the warranty period.  Also included in the agreement is a next-day loaner unit while a device is under repair, free shipping for the loaner unit and repaired device, and free software upgrades.

Sales and Distribution

The United States medical marketplace consists of two distinct segments: the hospital market and the outpatient market.  The outpatient market for BioZ® products include physician offices and hospital-based and free-standing outpatient facilities.  Our direct sales force is targeted at both the hospital and outpatient markets in the majority of the United States.  During fiscal 2000, we began hiring clinical application specialists to supplement our field sales team and to enhance customer understanding, usage and satisfaction.  We believe that the resulting improved device utilization strengthens customer loyalty and increases our recurring revenue from proprietary sensors.

The majority of our direct sales force penetration is in the outpatient market.  In contrast to the hospital market, there are few, if any, formal capital equipment budget processes and purchasing decisions can therefore be made more quickly.  Consequently, we focused our direct sales force primarily on the outpatient markets and sought an alliance with a hospital-based industry leader, GEMS-IT, to penetrate the hospital market.  Currently, we have a U.S. direct sales force of 45 territory managers focused primarily on the outpatient market.

Strategic Relationships

From August 1999 through September 2000, we entered into several strategic distribution agreements with GEMS-IT for exclusive distribution of our BioZ® ICG Monitor to select countries around the world.  Through GEMS-IT and our other international distributors, ICG technology is now represented in over 70 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America.  In May 2001, GEMS-IT, GmbH, agreed to provide up to $600,000 of funding over the next twenty months (May 2001 to December 2002) to support ICG clinical application specialists in Germany, Benelux and the Middle East.

In October 1999, we entered into an agreement with GEMS-IT for distribution of the BioZ® ICG Monitors in the domestic hospital market.  The agreement gave GEMS-IT exclusive rights through July 2001, to market and sell our BioZ® ICG Monitors in hospitals with over 100 beds, a market in which GEMS-IT has a significant presence.

During the fourth quarter of fiscal 2000, we entered into an agreement with GEMS-IT for the development of a custom plug-in module for the GEMS-IT series of bedside monitors.  This product was introduced to the market in June 2001 and extends the capabilities of the GEMS-IT Solar product family to provide all of the hemodynamic parameters of the BioZ® ICG Monitor to GEMS-IT’s installed customer base of over 30,000 units. This product is distributed worldwide by GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors.  We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 300,000 modular bedside monitors.

In March 2000, we entered into an agreement to provide BioZ® monitors and sensor sets to Profiles in Health, Inc., a privately held California corporation.  Under the terms of the agreement, we were to manufacture and sell customized BioZ® monitors called BioZ.pc, which would be integrated into the Profiles in Health Proveillance™ system.  The contract contemplated a three-phase development program during which we would develop and provide to Profiles in Health, Inc. ICG components and sensors.  Although Profiles in Health, Inc. continues to pursue funding, we established a 100% allowance for the note receivable, accounts receivable and inventory unique to this contract as Profiles in Health Inc.’s inability to pay became apparent in our fourth quarter of 2000.

In April 2001, we entered into a co-promotional agreement with Vasomedical, Inc. (Vasomedical) which allows our direct sales force, along with Vasomedical’s sales force, to jointly market our BioZ® ICG Monitors and Vasomedical’s EECP® enhanced external counterpulsation systems to physicians and hospitals throughout the United States.  That same month, we entered into an agreement with Spacelabs Medical, Inc. (Spacelabs) for development of an interface using Spacelabs’ Universal Flexport® to integrate and display our ICG technology on their Ultraview Care Network ™ monitoring system.

On March 22, 2002, we announced an agreement between our company and Medtronic, Inc. (Medtronic) that provided for the evaluation of clinical utility of our proprietary ICG technology in optimizing the programming of Medtronic’s implantable device for Cardiac Resynchronization Therapy (CRT).  The six-month research project, now concluded, involved a collaborative effort of the two companies and University of Kentucky Medical Centers and Iowa Heart Center.  While they maintain a willingness to reconsider their decision in the future, Medtronic has chosen not to integrate this technology into current pacemaker programmers at this time due to other priorities within their organization.

In July 2002, the Company signed a Co-Development and OEM Agreement with Philips a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry and a division of Royal Philips Electronics.  The joint product development will combine CardioDynamics’ proprietary ICG technology with Philips’ diagnostic 12-lead electrocardiograph. Both companies will market the combined ICG/ECG product when available.

In August 2002, the Company signed an Agreement to integrate CardioDynamics’ proprietary BioZ® ICG technology into Vasomedical’s EECP® enhanced external counterpulsation systems. By monitoring cardiac output before and after EECP therapy, physicians will have objective data to ascertain treatment effectiveness.  Recent research supports this combined approach as a useful tool.  Under the terms of the agreement, CardioDynamics would receive a licensing fee for each Original Equipment Manufacturer (OEM) board purchased by Vasomedical.

In November 2002, the Company signed a Distribution Agreement with SunTech Medical Instruments, Inc. (SunTech), the world leader in motion-tolerant noninvasive blood pressure monitoring products and technology.  Under the terms of the Agreement, SunTech’s new ambulatory blood pressure (ABP) monitor will be sold by CardioDynamics’ U.S. direct sales force and it’s distributors throughout North, Central, and South America.

Medicare and Other Third-Party Reimbursement

In the outpatient market, most medical procedures are reimbursed by a variety of insurance sources, including Medicare, Medicaid and private insurers.  The Center for Medicare & Medicaid Services (CMS), which is the governmental body that approves medical services for financial reimbursement under Medicare determines whether to reimburse for a given procedure and assigns an amount allowed.  In September 1998, the CMS mandated Medicare coverage of Electrical Bioimpedance services, such as the CardioDynamics BioZ® on a national basis.  The established Medicare coverage for BioZ® ICG systems has improved our ability to penetrate the outpatient market, as Medicare provides health insurance to some 75 million people in the United States.  In November 2000, the CMS established a uniform national pricing level for the use of our equipment.  In January 2002, the American Medical Association issued a formal Level I HCPCS procedure code for BioZ® ICG technology. The 2003 national average allowable by the CMS for BioZ® ICG is $ 46.01 per procedure, adjusted geographically based on pre-determined cost of living factors.

In the United States hospital market, the financial and healthcare cost containment pressures resulting from per-capita compensation techniques required by health maintenance organizations and the CMS, with payment based on DRG or diagnosis-related groups, are driving hospitals to decrease costs.  A managed care system involving capitation rewards healthcare providers who utilize the most cost-effective methods available in order to maintain per-patient costs within the monthly fees.  When the BioZ is used instead of an invasive PAC, our product could reduce direct procedural costs by $600 per test and total hospitalization costs by an average of $13,600 per patient.  As a result, we believe a financial incentive exists, independent of third-party reimbursement circumstances, for hospitals to purchase and use our noninvasive products.

Marketing

Until recently, comprehensive hemodynamic information has been available only in acute care settings, such as an intensive care unit or operating room, through the use of PAC.  The BioZ® ICG systems make obtaining and assessing this type of information simple, fast, cost-effective, safe, continuous and painless.  For these reasons, the utilization of noninvasive ICG technology is expanding in both hospital and outpatient environments.

Our primary prospects in the outpatient market include cardiologists, internal medicine physicians and family practitioners caring for congestive heart failure, hypertension and pacemaker patients.  Patients in the United States who may benefit from our technology include the 50 million hypertension patients, five million congestive heart failure patients, over one million pacemaker patients, 20 million emergency patients and many patients requiring fluid management.  The AHA estimates that over $329 billion will be spent in the United States during 2002 as a result of cardiovascular disease and stroke. Our marketing strategy is designed to:

•	increase physician and hospital personnel knowledge of ICG technology;

•	demonstrate the cost savings of providing ICG monitoring to patients;

•

demonstrate the ability of the BioZ® ICG systems to assist physicians in the objective identification and appropriate pharmacological treatment of congestive heart failure, hypertension and fluid management patients;

•	show the ability of the BioZ® ICG systems to assist physicians in the optimization of pacemakers;

•	demonstrate cost savings through more efficient care and reimbursement through CMS-mandated Medicare and private insurers;

•

educate physicians and hospital staff of the importance of hemodynamics in the treatment of patients who would normally not be monitored with a PAC due to practice setting, costs and complications; and

•	emphasize the benefits of our noninvasive technology over the invasive PAC procedure within the hospital setting.

We believe that acceptance of our products within the outpatient and hospital markets will lay the foundation for the introduction of ICG technology into the home healthcare market which will allow patients with chronic illnesses, such as congestive heart failure, to monitor their hemodynamic status simply and inexpensively and to transmit this information, via telephone or Internet, to their physicians on a regular basis.  We believe that this “telemedicine” application has the potential to alert the physician effectively and efficiently to any changes in status, the need to adjust medications or patient noncompliance with prescribed treatment.

Our marketing promotion strategy is based on key medical conference participation, facsimile and mail direct response programs, select medical journal advertising and product and clinical education literature.

We actively support research utilizing the BioZ® ICG systems to provide further clinical validation for ICG.  We seek to have these studies published in a peer-reviewed journal or presented at a major medical conference.  Clinical publications and presentations at major medical conferences provide us with increased exposure necessary to establish credibility for ICG technology and the BioZ® ICG systems.

Research and Development

Our research and development team has extensive experience in the areas of ICG, physiologic signal processing, hardware and software development and regulatory compliance.  The team is responsible for on-going product engineering, new product development and basic research into ICG technology and additional noninvasive monitoring applications.

We continue to upgrade the software of our core product, the BioZ® ICG Monitor, as new applications arise.  Our hospital module, the BioZ ICG® Module, was market released in 2001 and a new product platform is under development in a joint partnership with Philips to provide combined ECG and ICG patient assessment. Our research staff consists of both scientific and engineering professionals.  They have investigated the physiologic mechanisms underlying our ICG signal as a means of developing new diagnostic parameters.  They have also utilized digital signal processing methodology to improve the quality of signal acquisition and analysis algorithms.  The results of some of this research are included in several United States pending patents that will issue in 2003.

To supplement our engineering staff, we utilize Rivertek Medical Systems, Inc. (Rivertek), located in Minneapolis, Minnesota, as an adjunct to our internal research and development team.  Rivertek serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies.  Dennis Hepp, our chief technology officer, founded Rivertek in 1988.  Rivertek employs 11 full time medical hardware, software and biomedical engineers.

          Previous generation technology

More than 200 research papers on ICG technology have been published since 1993.  In general, these studies reported favorable results when comparing cardiac output measurements with those of other techniques, such as PAC.

Previous generation technology worked reasonably well in a select group of patients.  However, significant limitations on the technology became evident when monitoring ventilated patients and those with increasing heart rates, high heart rates, abnormal heartbeats, high respiration rates and pacemakers.  These limitations related to both hardware and software inadequacies.  As a result of intense research and development focus and concerted effort, combined with advances in computer processing power, we have addressed these limitations by improving the electronics and digital signal processing algorithms.

          New technology

As studies are conducted with our new technology, their results are summarized first as abstracts, and then as manuscripts that move through the peer review process towards publication.  This process can take two years or more to complete.  In 2002, several BioZ® manuscripts began to reach the end of this process.  Studies detailing favorable comparisons with PAC and utility in hypertension monitoring were published in the Journal of Cardiothoracic and Vascular Anesthesia, the American Journal of Cardiology, and Hypertension.  Another comparison study will be published in Chest in 2003.

Clinical Studies

Our research and development team participates in monitoring and analysis of company-sponsored clinical trials, for which we employ clinical research specialists.  Each of these individuals has a strong clinical background and is responsible for monitoring clinical studies and assisting in research and customer training.

We are committed to supporting well-designed clinical research studies utilizing ICG technology that demonstrate validity, reproducibility, clinical utility and cost-effectiveness.  The results of several major studies addressing each of these areas have been released with positive results.  In May 2001, the results of a significant 100+ patient Mayo Clinic study was released at the American Society of Hypertension meeting held in San Francisco.  In May 2002, the study was published in the peer-review journal, Hypertension, and demonstrated a 70% superiority in effectively treating previously-uncontrolled hypertension patients when our BioZ® ICG was used as compared to traditional management by high blood pressure specialist physicians.  In the study, one-half of the 104 resistant (uncontrolled) hypertension patients were treated with prescribed drugs based on traditional hypertension specialist evaluation and one-half of the patients were treated with prescribed drugs based upon the BioZ®’s hemodynamic data.  The BioZ® augmented-patient group reached goal (140/90 mm Hg) blood pressure 70% more often than the patients being treated without BioZ® data.  The study’s investigators concluded, “noninvasive hemodynamic management achieved superior blood pressure levels and control rates, when compared to management by experienced hypertension clinicians.”

In September 2001, we announced the results of a significant ICG clinical study (the Study) presented at the Fifth Annual Heart Failure (HFSA) Scientific Meeting in Washington, D.C.  The Study, presented by researchers from the Iowa Heart Center, demonstrated CardioDynamics ICG technology’s benefit in caring for pacemaker patients.  Optimization of the pacemaker setting using the BioZ® ICG benefited 89% of all patients in the Study.  Small changes in pacemaker settings have the potential to create dramatic improvement in the heart’s ability to deliver blood to the body while reducing the amount of effort required.  The Study demonstrates the value of BioZ®’s noninvasive measurements to document possible improvement in heart function for pacemaker patients.  The results confirmed that benefits could be obtained and allows identifying optimal settings for the pacemaker.  Based on the results of this study it appears that ICG technology may be more useful than the commonly used echocardiographic measurements.  In addition to completed studies, we are involved in a number of additional studies:

PREDICT - Prospective Evaluation and Identification of Cardiac Decompensation in Heart Failure by Impedance Cardiography Test.  Twenty-one research sites participated in this company-sponsored study with over 200 patients that have completed six months of monitoring.  The study design of PREDICT includes serial blinded measurements of ICG that are performed at two week intervals for 26 weeks.  All patients are managed according to the judgment of physicians and nurses responsible for the patients care, who are not aware of the ICG data.  The statistical analyses are underway and involve determining if changes in specific ICG variables reliably precede the development of worsening heart failure and also characterize how ICG hemodynamic parameters track with medication changes.

ESCAPE BIG - Evaluation Study of Congestive Heart Failure and Pulmonary Artery Catheterization Effectiveness Bio-Impedance Cardiography in Advanced Heart Failure.  We are participating as a sub-study with a primary objective of evaluating how accurately hemodynamics parameters obtained from ICG predict clinical outcomes and to evaluate the relationship between hemodynamic data derived from ICG with hemodynamic data obtained from invasive monitoring.  There are currently 139 patients enrolled in this sub-study, with a study goal of 300.

ED-IMPACT - Impedance Cardiography-Aided Assessment Changes Therapy in Emergent Dyspnea.  We are sponsoring an Emergency-Department-based study to show the impact upon diagnosis and treatment following the addition of BioZ® data to the physician’s initial clinical impression and therapeutic plan.  Secondary endpoints will include an analysis of the changes in cost that resulted as a consequence of learning the hemodynamic data.  We also anticipate evaluating ICG data corresponding to initial chest x-ray, echocardiography, and BNP (B-type Natriuretic Peptide) diagnostic results.

CONTROL - Consideration Of Noninvasive Hemodynamic Monitoring to Target Reduction Of Blood Pressure Levels.  We are sponsoring a community-based study to replicate the results of our significant Mayo Clinic Study in a non-hypertension-specialist environment.  We are comparing the amount of time it takes to control blood pressure and the number and cost of hypertensive medications required.  This study is being conducted in two groups within each of four physicians’ patient populations where each physician has access to the BioZ® data in only half of the study patients.

Medical Advisory Board

We have established a distinguished medical advisory board consisting of 19 physicians, many of whom are affiliated with prestigious universities and well-known medical institutions throughout the United States such as Stanford University School of Medicine, Cleveland Clinic, Scripps Clinic, University of California, San Diego and Christ Hospital and Medical Center.  Our members, who have expertise in disciplines such as; cardiology, electrophysiology, anesthesiology, hypertension, pulmonary and critical care, internal medicine, heart failure and emergency medicine, are as follows:

•	William T. Abraham, M.D. is professor of Medicine, Chief, Division of Cardiology at the Ohio State University Heart Center in Columbus, Ohio.

•	Peter Alagona, Jr., M.D. is Medical Director of Clinical Cardiology and Cardiovascular Research at Broward Heart in Pompano Beach, Florida.

•	Peter H. Belott, M.D. is a board certified internist and cardiologist specializing in cardiac pacing and electrophysiology in San Diego, California.

•	Anthony N. DeMaria, M.D. is chief of cardiovascular medicine for the cardiology division of the University of California, San Diego in San Diego, California.

•

Nicholas V. Diaco, M.D. has served as chairman of our medical advisory board since February 1995.  He is the director of the coronary care unit and the heart catheterization laboratory at St. John’s Hospital and Health Center in Santa Monica, California.

•	Barry H. Greenberg, M.D. is the director of the heart failure/transplant cardiology program at University of California, San Diego Medical Center in San Diego, California.

•	James Heywood, M.D. is the medical director of the cardiomyopathy program at Loma Linda University Medical Center in Loma Linda, California.

•	Meldon C. Levy, M.D. is director of the cardiac noninvasive laboratory and vice chairman, governing board, of the Century City Hospital, Los Angeles, California.

•	Srinivas Murali, M.D. is associate professor of medicine, director of transplant cardiology of the heart failure/transplantation unit of UPMC Health System located in Pittsburgh, Pennsylvania.

•	Steven E. Nissen. M.D. is vice-chairman, department of cardiology and director of clinical cardiology at the Cleveland Clinic in Cleveland, Ohio.

•	Frank Peacock, M.D. is a physician in the emergency department of the Cleveland Clinic in Cleveland, Ohio.

•	W. Scott Sageman, M.D. is director of ICU at the Natividad Medical Center in Salinas, California.

•	Richard A. Schatz, M.D. is research director of cardiovascular interventions at the heart, lung and vascular center at Scripps Clinic and Research Foundation in La Jolla, California.

•	John S. Schroeder, M.D. is the chief of the cardiovascular medicine clinic and a professor of medicine at Stanford University School of Medicine in Stanford, California.

Medical Advisory Board -continued

•	Marc A. Silver, M.D. is the director of the heart failure institute and the cardiovascular disease fellowship program at Advocate. Christ Medical Center in Oak Lawn, Illinois.

•	Bruce D. Spiess, M.D. is a professor, chief of cardiothoracic anesthesia and director of clinical research at the Medical College of Virginia Commonwealth University in Richmond, Virginia.

•	John E. Strobeck, M.D., Ph.D. is a member of the executive committee and co-founder of the Heart Failure Society of America and medical director of the Heart-Lung Center in Hawthorne, New Jersey.

•	Richard F. Wright, M.D. is the research director at St. John’s Pacific Heart Institute in Santa Monica, California.

•	Clyde W. Yancy, Jr., M.D. is the director of the congestive heart failure program and medical director at the University of Texas Southwestern Medical Center in Dallas, Texas.

Our medical advisory board provides guidance regarding clinical trials, technological improvements and potential uses for our products.  Members of the medical advisory board receive reimbursement for their expenses in attending CardioDynamics-sponsored meetings and, in some cases, receive consulting fees for time spent working on our behalf.  No fees were paid to the members during fiscal 2002, 2001 or 2000 for services on our medical advisory board, however, in some cases, members received options to purchase shares of our common stock for participating in meetings and studies.

Manufacturing

We are licensed as a healthcare device manufacturer by the Food and Drug Branch of the California Department of Health Services, which is the State of California equivalent of the FDA, and operate under the FDA Good Manufacturing Practice regulation.

Our production process for the BioZ® ICG Monitors consists primarily of final assembly, integration and testing of standard and custom components. We currently outsource to a third-party the production of our BioZtect® sensors and patient boards to qualified subcontractors, who have met our supplier certification process and are placed on an approved vendor list.

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

Warranty and Service

Our new BioZ® ICG systems come with a standard five-year, parts and labor warranty commencing at the date of shipment.  When warranty repairs are necessary, we generally perform them at our headquarters.  In some cases, our distributors perform repairs in authorized service centers.  We also provide field clinical support specialists as necessary, as well as 24-hour on-call technical support.  In addition to the standard warranty, we offer Zcare® extended service agreements for hardware and software maintenance beyond the warranty period.  We also service equipment on a time and materials basis.

Competition

          Direct competition

We are aware of three domestic and two international manufacturers of ICG monitors.  Since all five companies are privately held, sales and financial figures for these competitors are not available.  We believe that our BioZ® products provide the most advanced ICG monitoring and commercially attractive designs, at prices that are competitive.  Thus far, we have not observed sales and marketing efforts by  these companies in the market place and to our knowledge we have not lost a single sale in direct competition with any of these competitors.

          Indirect competition

          PAC

Also known as thermodilution, right heart catheterization or Swan-Ganz™ catheterization, the PAC procedure was introduced in the early 1970’s.  Despite its limitations, costs and risks, PAC remains the most commonly used technology for monitoring hemodynamic status.  Medical Data International estimates that PAC procedures are used nearly 2 million times per year worldwide.  The estimated cost of PAC to the United States healthcare system in 1997 was $2 billion for the cost of the catheters and their insertion and $15 billion per year for the cost of complications arising from the procedure.  Edwards Lifesciences, Abbott Laboratories and Datex-Ohmeda produce the majority of right heart catheters used in the United States.

PAC is an invasive procedure involving an incision into a patient’s neck or groin region and the insertion of a catheter (plastic tube) through the vascular system and through the heart directly into the pulmonary artery.  Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death.  Additionally, a September 1996 study published in the Journal of the American Medical Association (JAMA) determined that the use of PAC to monitor cardiac output significantly increased the risk of death in critically ill patients.  This study, which examined data from 5,735 intensive-care patients treated at five United States medical centers, reported that patients who underwent PAC had a 21% higher risk of death within 30 days of discharge, as compared to those who did not undergo the procedure.  The importance of this finding is underscored by the fact that patients in both groups were matched for disease severity and prognosis.

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

          Echocardiography

Echocardiography (echo) is a medical diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart and blood vessels.  Echo technology was developed during the 1970’s and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images.  A continuous wave suprasternal Doppler echo measures cardiac output noninvasively by placing a Doppler transducer on the chest, aiming it toward the ascending aorta and measuring aortic blood flow velocity.  Specifically, echo measures the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus calculate cardiac output.

Limitations in measuring cardiac output via echo include:

•	inconsistency in images and in the data generated due to differences in technician skill and experience, patient size and disease state; and

•	difficulty in procuring images in patients with evidence of pulmonary disease, tracheotomies, chest wounds or obesity.

In addition, echo is a time-consuming procedure that typically requires 30-45 minutes, and in some patients, reliable, accurate images simply cannot be obtained for unknown reasons.

          Trans-esophageal echo

Trans-esophageal echo has been developed in recent years to obtain closer images of the heart.  It is useful in patients for whom examination from the usual position is technically impossible and for hospitalized patients undergoing cardiac surgery.  Trans-esophageal echo is performed with the ultrasound transducer placed invasively in the esophagus through the mouth.  Although this procedure enables more direct, accurate images of the heart, disadvantages include its invasive nature, increased patient discomfort and the requirement for patient sedation to promote procedure tolerance.  In addition, patient airway complications may result, therefore emergency equipment, such as oxygen, intubation equipment and ECG monitoring must be available.  The procedure is customarily performed with several attendants, including an echo technician, a nurse and a physician.

          Direct Fick

Direct Fick was the original method conceived in the late 1800’s to measure cardiac output.  It is based on calculating the oxygen difference between the arterial and venous blood, along with oxygen inhalation and expiration.  The Direct Fick method is seldom used because it is time consuming, costly and complicated.  A variation of the Direct Fick method is called CO2 Re-breathing, or Indirect Fick.  It was introduced in 1980’s to the hospital surgical market.  The CO2 Re-breathing method is limited to patients who are mechanically ventilated, which severely restricts the number of patients who are candidates for the procedure.  In addition, lack of CMS-mandated reimbursement creates a barrier for adoption by the medical community.

Intellectual Property

Our success will, to some extent, depend on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others.  Currently, we hold one United States patent issued prior to the re-engineering of our products to incorporate digital signal processing that will expire in 2009.  Our research department has developed new technologies for which we have filed five United States utility patent applications; three of which will issue in 2003.  To protect our electrode technology, we hold one United States design patent, licensed two patents, and have filed two other United States design patents that will issue in 2003.  We also have developed proprietary software, which we have elected not to disclose through the patent application process.  Other research is being conducted that may lead us in the future to file new patent applications.

Government Regulation

In November 1996, we received 510(k) clearance from the FDA to market the BioZ® system.  In September 1997, the FDA granted 510(k) clearance to market the BioZ Portable and to implement our proprietary DISQ® technology into redesigned monitors.  DISQ® provides improved measurement of impedance waveforms through enhanced digital signal processing and automatic calibration.

In March 1998, we received 510(k) marketing clearance for our BioZ® ICG Monitor (previously called the BioZ.com®).  The BioZ® ICG Monitor incorporates our Z MARC® algorithm, which allows the system to sense and modulate values on patients with over-compliant or under-compliant aortas.

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

The Federal Food, Drug and Cosmetic Act require that medical devices be manufactured in accordance with good manufacturing practice requirements.  Good manufacturing practice requirements specify, among other things, that:

•	the manufacturing process be regulated and controlled by the use of written procedures;

•	the ability to produce devices which meet the manufacturer’s specifications be validated by the extensive and detailed testing of every aspect of the process; and

•	deficiencies in the manufacturing process or in the products produced be investigated and detailed records kept.

Before a new device may be introduced or marketed, the manufacturer generally must obtain either FDA 510(k) clearance or approval of a pre-market approval application.  FDA clearance or approval may entail an expensive, lengthy and uncertain process.  We have received a marketing clearance for the BioZ® system, the BioZ.pc and the BioZ® ICG Monitor and BioZ® ICG Module. These clearances are nevertheless subject to continued FDA audits and may be rescinded if we change the design of our technology.  Further, we plan to submit additional new products for FDA clearance or approval in the future.  It is possible that our future products may not gain FDA clearance or approval in a timely fashion, or at all.

We are also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with good manufacturing practice requirements, medical device reporting requirements and other applicable regulations.  Violation or alleged violation of these regulations may result in government action ranging from warning letters to criminal prosecution.  Companies who violate these regulations are also subject to penalties of up to $500,000. As of February 24, 2003, we have not been cited for any violations.

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

In order to sell our products within the European community, we must comply with the European Commission’s medical device directive.  In late 1998 we received authorization from TUV Rhineland of North America to place the CE mark on our BioZ® ICG Monitor.  The CE mark is recognized worldwide as an essential European regulatory approval and enables us to expand our sales and distribution of the BioZ® ICG Monitor throughout Europe.  Future regulatory changes could limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark.  If we fail to obtain authorization to use the CE mark or lose this authorization, we will not be able to sell our products in the European community.  In December 2001, we had our annual compliance review and we passed without any significant issues.  In May 2000, we received approval from the State Drug Administration of the People’s Republic of China and in November 2000, we received a Canadian Medical Device License.

Employees

As of February 1, 2003, we had 133 employees, two of which are considered part-time.  Of this number, 79 are sales and marketing, 19 are manufacturing, 17 are research and development, and the balance are management or administration.

RISK FACTORS

We depend upon on our BioZ® product line, the market acceptance of which is in its early stages.

Our future is dependent upon the success of the BioZ® product line and similar products that are based on the same core technology.  The market for these products is in a relatively early stage of development and may never fully develop as we expect.  The long-term commercial success of the BioZ® product line requires widespread acceptance of our products as safe, efficient and cost-effective.  Widespread acceptance would represent a significant change in medical practice patterns.  In the past, some medical professionals have hesitated to use ICG products because of limitations experienced with older, analog-based monitors.  Invasive procedures, such as PAC, are generally accepted in the medical community and have a long history of use.

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

If we are required to account for options under our employee stock plans as a compensation expense, our net income and earnings per share would be significantly reduced.

There has been increasing public debate about the proper accounting treatment for employee stock options.  Currently we record compensation expense only in conjunction with option grants to non-employees.  For employee option grants we calculate compensation expense and disclose the impact on net income (loss) and net income (loss) per share in a footnote to our financial statements.  It is possible that future laws and regulations will require us to record compensation expense for employee stock option grants in our statement of operations.  Note 8, “Stock Options”, of our financial statements reflects the impact that such a change in accounting treatment would have had on our net income (loss) and net income (loss) per share if it had been in effect during the past three years.

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

We distribute our products to targeted international markets through our strategic alliance with GEMS-IT and a network of regional distributors.  We intend to enter into similar agreements with other companies and to establish technology partnerships with pacemaker and other medical product and technology companies.  Widespread acceptance of our BioZ® products is dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.

Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control.  We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

We depend on management and other key personnel.

We are dependent on a limited number of key management and technical personnel.  The loss of one or more of our key employees may hurt our business if we are unable to identify other individuals to provide us with similar services.  We do not maintain “key person” insurance on any of our employees.  In addition, our success depends upon our ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel.  We face intense competition in our recruiting activities and may not be able to attract or retain qualified personnel.

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

Our patents and proprietary technology may not be able to prevent competition by others.  In addition, in the future, our products may be found to infringe upon the rights of others.  From time to time, we have received communications from third parties asserting that features of some of our products may infringe on the intellectual property rights of others.  Any claims resulting in intellectual property litigation, whether defensive or offensive, would have no certain outcome other than to drain our resources.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions.  Future patent applications may not be issued, the scope of any patent protection may not exclude competitors, and our patents may not provide competitive advantages to us.  Our patents may be found to be invalid and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us.  Also, our existing patents may not cover products that we develop in the future.  Moreover, when our patents expire, the inventions will enter the public domain.  See “Business – Intellectual Property.”

Since patent applications in the United States are maintained in secrecy until patents are issued, our patent applications may infringe patents that may be issued to others.  If our products were found to infringe patents held by competitors, we may have to modify our products to avoid infringement, and it is possible that our modified products would not be commercially successful.

We are subject to stock exchange and government regulation.

Recent Sarbanes-Oxley legislation and stock exchange regulations have increased disclosure control, financial reporting, corporate governance and internal control requirements that will increase the  administrative costs of documenting and auditing internal processes, gathering data, and reporting information.  Our inability to comply with the requirements would significantly impact our market valuation.

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

We have a history of losses and may experience continued losses.

With the exception of fiscal 2002, we have experienced losses every year.  These losses have resulted because we have expended more money in the course of researching, developing and enhancing our technology and products and establishing our sales, marketing and administrative organizations than we have generated in revenues.  We expect that our operating expenses will continue to increase in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue to develop our technology. It is possible that we will not be able to achieve the revenue levels required to sustain profitability.

We may need additional capital, which may be unavailable.

The commercialization of our current product line and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan.  Our capital requirements will depend on numerous factors, including:

•

our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional inventory, finance the increase in accounts receivable and supply substantial support services;

•	our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital;

•

our receipt of, and the time required to obtain, regulatory clearances and approvals—the longer regulatory approval takes, the more working capital we will need to support our regulatory and development efforts in advance of sales;

•

the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand or simply change our process, products or technology will require increased funds;

•

facilities requirements—as we grow we may need additional manufacturing, warehousing and administration facilities and the costs of the facilities would be borne long before any increased revenue from growth would occur;

•	market acceptance and demand for our products—although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital;

•

customer financing strategies—our attempt to accelerate the purchasing processes by offering leasing programs as an alternative to outright purchasing and by providing purchasers with extended payment terms and financing options will consume additional capital.

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

We may not be able to manage growth.

If successful, we will experience a period of growth that could place a significant strain upon our managerial, financial and operational resources.  Our infrastructure, procedures, controls and information systems may not be adequate to support our operations and to achieve the rapid execution necessary to successfully market our products.  Our future operating results will also depend on our ability to successfully upgrade our information systems, expand our direct sales force and our internal sales, marketing and support staff.  For example, we intend to implement a new software system during 2003 to assist in the management of our business, and there can be no assurance that we will be able to do so successfully or without disruption in our business.  If we are unable to manage future expansion effectively, our business, results of operations and financial condition will suffer, our senior management will be less effective, and our revenues and product development efforts may decrease.

Our quarterly operating results frequently vary due to factors outside our control.

We have experienced and expect to continue to experience fluctuations in quarterly operating results as a result of a number of factors.  We cannot control many of these factors, which include the following:

•	the timing and number of new product introductions;

•	the number of selling days in a given quarter;

•	the mix of sales of higher and lower margin products in a quarter;

•	the market acceptance of our products;

•	development and promotional expenses relating to the introduction of new products or enhancements of existing products;

•	product returns;

•	changes in pricing policies by our competitors;

•	the timing of orders from major customers and distributors; and

•	delays in shipment of products, either to us or to our customers.

For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future results.

We may not continue to receive necessary FDA clearances or approvals.

Our products and activities are subject to extensive, ongoing regulation by the Food and Drug Administration and other governmental authorities.  Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could delay or prevent our ability to market or distribute our product line.

We may not receive approvals by foreign regulators that are necessary for international sales.

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

In order to sell our products within the European community, we must comply with the European community’s medical device directive.  The CE marking on our products attests to this compliance.  Future regulatory changes may limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark.  If we lose this authorization or fail to obtain authorization on future products, we will not be able to sell our products in the European community.

We do not know the effects of healthcare reform proposals.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences.  In the United States, comprehensive programs have been suggested seeking to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

We expect that the United States Congress and state legislatures will continue to review and assess various healthcare reform proposals, and public debate of these issues will likely continue.  We cannot predict which, if any, of such reform proposals will be adopted and when they might be effective.  Other countries also are considering healthcare reform.  Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

We are subject to product liability claims and product recalls that may not be covered by insurance.

The nature of our business exposes us to risks of product liability claims and product recalls.  Medical devices as complex as ours frequently experience errors or failures, especially when first introduced or when new versions are released.  For example, we voluntarily retrieved 43 units of our new BioZ® ICG monitor’s from purchasers in December 2001 due to performance issues identified in conjunction with early users of this product.  All units were replaced and we have retrofitted the retrieved units to address the performance issues.  Our products are sometimes used in procedures where there is a high risk of serious injury or death.  These risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale.

We did not carry product liability insurance during some periods before May 15, 1995. We currently maintain product liability insurance at $9,000,000 per occurrence and $10,000,000 in the aggregate.  Our product liability insurance may not be adequate.  In the future, insurance coverage may not be available on commercially reasonable terms, or at all.  In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

Our common stock is subject to price volatility.

The market price of our common stock has been and is likely to continue to be highly volatile.  Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

•	quarterly variations in operating results;

•	announcements of technological innovations, new products or pricing by our competitors;

•	changes in, or failure to meet, financial estimates of securities analysts;

•	the rate of adoption by physicians of ICG technology in targeted markets;

•	the timing of patent and regulatory approvals;

•	the timing and extent of technological advancements;

•	results of clinical studies;

•	the sales of our common stock by affiliates or other shareholders with large holdings; and

•	general market conditions.

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

The holders of warrants to purchase our common stock could require us to issue additional shares of common stock to them pursuant to anti-dilution rights.  These rights would cause us to issue additional common stock upon exercise of their warrants if we sell common stock at a price less than the exercise price of their warrants.  If we need to sell common stock at a time when the market price for our shares is depressed, these anti-dilution rights could further depress the market price and impair our ability to raise needed capital. As of February 15, 2003 there were warrants for 2,379,536 shares of common stock outstanding.

Our international sales expose us to unique risks.

In fiscal 2002, international sales accounted for approximately 5% of our net sales.  We believe that international sales will represent a meaningful portion of our revenue in the future.  We rely on GEMS-IT and other regional distributors to assist us with our international sales efforts.  We are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights.  Moreover, fluctuations in the rates of exchange may increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

Terrorist attacks in the United States and the threat of war have affected travel, the stock market, the postal service and the general economy.

On September 11, 2001, terrorists carried out attacks that destroyed the World Trade Center in New York and badly damaged the Pentagon outside Washington, D.C.  In the wake of these attacks, stock prices broadly declined from the prices that existed prior to the attacks.  In addition to affecting the stock markets, the terrorist attacks may affect the United states and international economies because of the uncertainties that exist as to how the United States will respond in the future and as to whether additional attacks will be carried out against the United States.  For example, the United States has undertaken to enforce compliance with the United Nations resolutions seeking to enforce the disarmament of Iraq.  Such enforcement could lead to hostilities and an adverse effect on the stock markets and United States and international economies.  These uncertainties brought about challenges in travel, mail delivery and contributed to a slowdown in economic activity in the United States and beyond.  Limitations on travel by our sales and clinical staff could negatively effect our ability to achieve our revenue goals.  Additionally, travel closures or delays could negatively impact deliveries of raw materials from our vendor required to manufacture our products including the disposable sensors and deliver them in a timely way to our customers.  Delays in the delivery of mail could inhibit our ability to invoice and collect amounts owed to us.  The weakened economy may have the effect of and impacting the ability of our management and sales staff to conduct business and, as a result, decreasing our sales.

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

We have filed registration statements with the Securities and Exchange Commission covering the potential resale by our shareholders of up to 18,700,000 shares of common stock, much of which may not have been sold.  The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.

A low stock price could result in our being de-listed from the Nasdaq Market and subject us to regulations that could reduce our ability to raise funds.

If our stock price were to drop below $1.00 per share and remain below $1.00 per share for an extended period of time, or if we fail to maintain other Nasdaq criteria, Nasdaq may de-list our common stock from the Nasdaq National Market.  In such an event, our shares could only be traded on over-the-counter bulletin board system.  This method of trading could significantly impair our ability to raise new capital.

In the event that our common stock was de-listed from the Nasdaq National Market due to low stock price, we may become subject to special rules, called penny stock rules that impose additional sales practice requirements on broker-dealers who sell our common stock.  The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks.  The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

In the event that our common stock becomes characterized as a penny stock, our market liquidity could be severely affected.  The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers in this offering to sell their common stock in the secondary market.

We have no experience with home healthcare.

We intend to enter the home healthcare market through pursuit of strategic relationships with other parties.  We have not concluded any agreements or understandings with any third parties, and we may not be able to enter into any arrangements on terms satisfactory to us.  Even if we are successful in negotiating acceptable arrangements with third parties, the parties may not perform their obligations to us for reasons beyond our control.  If we are not able to negotiate arrangements with other parties to implement our home healthcare strategy, or if such arrangements, once negotiated, are not successful, we will not be able to expand our business in this market.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any cash dividends on our common stock in the foreseeable future.  Payment of such cash dividends would, in any event, be prohibited or limited under the terms of our line of credit with Comerica Bank.

ITEM 2.           PROPERTIES

Our executive offices are located in an approximately 18,000 square foot leased facility in San Diego, California.  This facility houses all of our research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel.  Approximately 12,000 square feet of the facility is being utilized by our research, development and manufacturing functions with the balance occupied by our marketing, sales and administrative staff.  The five-year lease expires on August 1, 2007.

ITEM 3.           LEGAL PROCEEDINGS

We are from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business.  Management believes that resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2002.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National MarketSM under the symbol CDIC.  The following table sets forth for the periods indicated the high and low closing prices per share of common stock as furnished by The Nasdaq National MarketSM.

	High	Low

Year Ended November 30, 2002
Fourth Quarter	$4.09	$2.23
Third Quarter	3.72	2.22
Second Quarter	5.18	3.00
First Quarter	7.50	4.64
Year Ended November 30, 2001
Fourth Quarter	$7.28	$4.20
Third Quarter	6.17	4.15
Second Quarter	5.35	2.75
First Quarter	5.00	3.16

On February 11, 2003 there were 522 holders of record of our common stock with 46,186,297 shares outstanding.  Our total shareholder base is just over 13,000.  We have not declared or paid any cash dividends on shares of our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain any future earnings for use in the operation of our business.

ITEM 6.           SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information for, and as of the end of, each of the fiscal years in the five-year period ended November 30, 2002.  The information set forth below is derived from the financial statements of the Company which were audited by KPMG LLP, independent auditors, and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and related Notes.

	Years Ended November 30, (In thousands, except per share data)

	2002	2001	2000	1999	1998

Statements of Operations Data:
Net sales	$23,523	$19,598	$13,102	$7,281	$2,099
Income (loss) from operations	10	(1,162)	(8,501)	(3,274)	(5,224)
Net income (loss) applicable to common shareholders	310	(659)	(8,267)	(4,219)	(5,358)
Net income (loss) per common share – basic and diluted	.01	(.01)	(.19)	(.12)	(.17)
Weighted-average number of shares outstanding used in per share calculation (1)
-basic	46,087	45,583	43,145	36,296	32,118
-diluted	47,458	45,583	43,145	36,296	32,118

	Years Ended November 30, (In thousands)

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital (1)	$17,897	$15,957	$15,855	$3,589	$1,337
Total assets	23,566	21,461	21,561	8,497	4,649
Long-term liabilities, less current portion	560	327	87	1,350	1,112
Preferred stock	—	—	—	—	2,152
Total shareholders’ equity (deficit)(1)	19,724	18,423	18,566	2,643	(1,620)

(1) On July 25, 2000, we completed an $18,700,000 private placement of approximately 3,300,000 shares of common stock to institutional and other accredited investors.  The investors purchased unregistered common stock at $5.59 per share.  In addition, portions of the proceeds were used to repurchase, at $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson.  In connection with the private placement, the Company incurred issuance costs totaling $1,382,000.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-K.  Some of our discussion is forward-looking and involves risks and uncertainties.  For information regarding risk factors that could have a material adverse effect on our business, refer to Part I, Item 1 of this Form 10-K, Business - Risk Factors.

Results of Operations (This discussion refers to fiscal years which ended on November 30)

Net Sales were $23,523,000, $19,598,000, and $13,102,000 for fiscal years 2002, 2001 and 2000, respectively.  The annual sales growth was achieved primarily by increased unit sales by our domestic direct sales force, higher average unit sales prices and increased recurring sensor sales as our installed base continues to grow.  In fiscal 2001, initial purchases of $2,263,000 in BioZ® ICG module kits from our strategic partner, GEMS-IT added to the sales growth.  We believe demand for our products continues to grow as the medical community’s recognition of the clinical usefulness of our BioZ® increases.

In March 1998, we received FDA 510(k) marketing clearance for our BioZ® ICG Monitor (previously called the BioZ.com®).  The BioZ® ICG Monitoris compact and features a transport battery, integrated blood pressure, pole cart and printer.  The BioZ® ICG Monitor utilizes our proprietary ICG technology, DISQ® technology and Z MARC® algorithm for improved measurement of impedance waveforms and automatic electronic calibration.  The BioZ® ICG systems accounted for 85% of our overall revenues in fiscal 2002, compared with 78% and 92% of our overall sales in fiscal 2001 and 2000, respectively.  The fluctuation in the percentage of equipment sales is due to increasing sales of sensors and in 2001, a larger percentage of our net sales were from the initial shipments of the BioZ® ICG modules to GEMS-IT.

Sales by our domestic direct sales force, which targets physician offices and US hospitals, increased 43% in fiscal 2002 as compared to fiscal 2001, with sales of $22,212,000 and $15,571,000, respectively.  When comparing fiscal 2001 sales of $15,571,000 to fiscal 2000 sales of $9,677,000 the increase was 61%.  The average price per unit sold by our direct sales force has increased 28% in the last three years, from approximately $25,000 in the fourth quarter of fiscal 1999, to $32,000 in the fourth quarter of fiscal 2002.  There are several reasons for this increase in price per unit, which include greater awareness and acceptance of ICG technology, uniform nationwide Medicare reimbursement, inclusion of additional options, inclusion of a five-year warranty and certain accessories, and the absence of competitive products or cost-effective alternative technologies.  In fiscal 2000, we began to hire clinical application specialists to supplement the direct sales force.  These clinical application specialists assist in three primary areas: pre-sales activities including demonstrations, initial set-up and training for physician and staff, in-servicing customers post-sale, and on-going customer support to increase customer satisfaction and increase recurring sales from our proprietary disposable sensors.

In November of 1998, we received CE Mark approval for our BioZ® ICG Monitor, which expanded our opportunities for distribution in Europe.  In 1999 and 2000, we developed and expanded our strategic alliance with GEMS-IT for exclusive distribution of our BioZ® ICG Monitorto select countries around the world.  Through GEMS-IT and our other international distributors, we now have representation in over 70 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America.  In May 2000, we received State Drug Administration approval from the People’s Republic of China and in November 2000, a license to sell medical devices in Canada.

Results of Operations - (Continued)

Sales to our international distributors and strategic partner internationally were $1,181,000, $914,000, and $1,140,000 for fiscal years 2002, 2001 and 2000, respectively.

Sales to our domestic strategic partners were $130,000, $3,113,000 and $2,264,000 for fiscal years 2002, 2001 and 2000, respectively.  Our agreement with GEMS-IT called for yearly minimum purchase commitments that expired in 2001 and therefore sales in fiscal 2002 were significantly less.  In the second quarter of fiscal 2001, we commenced shipments to GEMS-IT of the BioZ® ICG Module, a custom plug-in module for the GEMS-IT series of bedside monitors.  This product extends the capabilities of the GEMS-IT Solar product family to provide all of the hemodynamic parameters of the BioZ® ICG Monitor.  The BioZ® ICG Module is distributed worldwide by GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors.  In the second quarter of fiscal 2002, we entered into an OEM agreement with GEMS-IT which provides our direct sales force exclusive rights to sell BioZ® ICG modules directly into the GEMS-IT installed customer base of over 30,000 units while allowing the GEMS-IT sales force to continue to sell the BioZ® ICG Module as an additional high-value parameter for new system sales.  The modules we sell will be manufactured jointly by GEMS-IT and CardioDynamics and will be carried in our inventory until sold to the end-user.

Included in domestic strategic partner sales in fiscal 2000, is $644,000 of sales to Profiles in Health, Inc. Under the terms of the agreement, we manufactured and sold customized ICG monitors called BioZ.pc, for integration into the Profiles in Health Proveillance™ system for use by healthcare providers and managed care organizations throughout the United States.  Although Profiles in Health, Inc. continues to pursue funding, we established a 100% allowance for the note receivable and accounts receivable and inventory unique to this contract as Profiles in Health Inc.’s inability to pay became apparent in our fourth quarter of 2000.  We did not sell or manufacture any inventory related to this agreement in fiscal 2001 or 2002.

In April 2001, we entered into a co-promotional agreement with Vasomedical, Inc. which allows our direct sales force, along with Vasomedical’s sales force, to jointly market our BioZ® ICG Monitors and Vasomedical’s EECP® enhanced external counterpulsation systems to physicians and hospitals throughout the United States.  That same month, we entered into an agreement with Spacelabs Medical, Inc. for development of an interface using Spacelab’s Universal Flexport® to integrate and display our ICG technology on their Ultraview Care Network™ monitoring system.  In August 2001, we launched the Government Market Initiative Program to target and further penetrate Government markets. The program provides tools and incentives to our direct sales force to promote sales to VA hospitals.

On March 22, 2002, we announced an agreement between our company and Medtronic, Inc. that provided for the evaluation of clinical utility of our proprietary IGC technology in optimizing the programming of Medtronic’s implantable device for Cardiac Resynchronization Therapy (CRT).  The six-month research project, now concluded, involved a collaborative effort of the two companies and University of Kentucky medical centers and Iowa Heart Center.  While they maintain a willingness to reconsider their decision in the future, Medtronic has chosen not to integrate this technology into current pacemaker programmers at this time due to other priorities within their organization.

In July 2002, the Company signed a Co-Development and OEM Agreement with Philips Medical Systems (Philips), a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry and a division of Royal Philips Electronics (AEX: PHI, NYSE: PHG).  The joint product development will combine CardioDynamics’ proprietary ICG technology with Philips’ diagnostic 12-lead ECG.  Both companies will market the combined ICG/ECG product after completion. We do not anticipate that this agreement will require significant additional development resources, nor do we expect to derive any product revenue from the jointly developed products in fiscal 2003.

In August 2002, the Company signed an Agreement to integrate CardioDynamics’ proprietary BioZ® ICG technology into Vasomedical’s EECP® enhanced external counterpulsation systems. By monitoring cardiac output before and after EECP therapy, physicians will have objective data to ascertain treatment effectiveness.  Recent research supports this combined approach as a useful tool.  Under the terms of the agreement, CardioDynamics would receive a licensing fee for each Original Equipment Manufacturer (OEM) board purchased by Vasomedical.

In November 2002, the Company signed a Distribution Agreement with SunTech Medical Instruments, Inc., the world leader in motion-tolerant noninvasive blood pressure monitoring products and technology.  Under the terms of the Agreement, SunTech’s new ambulatory blood pressure (ABP) monitor will be sold by CardioDynamics’ United States direct sales force and our distributors throughout North, Central, and South America.

Each time our BioZ® products are used, disposable sets of four dual sensors are required.  In May 2000, we received FDA 510(k) clearance on the BioZtect® sensor and cable system, which provides enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment.  To protect our electrode technology, we hold one United States design patent, and have filed two additional United States design patent applications.  During fiscal 2000 we implemented an auto-ship sensor program that allows customers to receive sensor pricing discounts in exchange for minimum monthly sensor purchase commitments.  The BioZtect® sensors for our stand-alone BioZ® ICG Monitors have a list price of $10.95 per application and $19.95 per application for the BioZ® ICG Module.  Sensor and other non-system sales for fiscal years 2002, 2001 and 2000 were $3,514,000, $2,042,000 and $1,060,000, respectively.  As the installed base of BioZ® systems grows, we expect the sales generated by our disposable sensors to continue to comprise a larger portion of our overall revenue stream.

Gross Margins were $17,378,000, $13,984,000 and  $8,557,000 for the fiscal years ended 2002, 2001 and 2000, respectively.  As a percentage of net sales, gross margins have improved steadily to 74% in 2002 from 71% in 2001 and 65% in 2000.  Late in the fourth quarter of fiscal 2001, we commenced shipments of our re-engineered BioZ® ICG Monitor which has a manufactured cost that is approximately 30% lower than the previous generation BioZ.com® System.  In addition, during fiscal 2001 and 2000 we reduced our direct material cost per unit by approximately 15% in each of the two years through material procurement cost reduction initiatives. This direct material cost reduction, along with higher average sales price per unit accounted for the majority of the gross margin improvement.

Research and Development expenses for the fiscal years ended November 30, 2002, 2001 and 2000 were $2,423,000, $3,215,000 and $2,758,000, respectively.  The 25% decrease in 2002 when compared with 2001 can be attributed to a reduction in outside engineering services required for the development of the GEMS-IT BioZ® ICG module and expenditures on clinical studies.  The increase in fiscal year 2001 over 2000 of 17% is largely the result of the sponsorship of two clinical studies, PREDICT (Prospective Evaluation and Identification of Cardiac Decompensation in Heart Failure by Impedance Cardiography Test) and ESCAPE (Evaluation Study of Congestive Heart Failure and Pulmonary Artery Catheterization Effectiveness).

Selling and Marketing expenses increased 29% to $13,124,000 in 2002.  This increase over 2001 is related to the addition of 15 sales and marketing personnel during the past year.  We ended fiscal 2002 with 83 sales and marketing personnel, including 49 domestic sales representatives, 15 marketing and sales support employees, 14 clinical sales specialists and 5 international distribution managers.   Selling and marketing expenses in fiscal 2000 included a non-cash charge of $3,382,000 related to the vesting of 1,000,000 performance-based warrants issued to GEMS-ITand a provision of $1,928,000 for uncollectible accounts receivable, including a 100% provision for amounts due from Profiles in Health, Inc.

General and Administrative expenses were $1,821,000, $1,747,000 and $1,662,000 for fiscal years 2002, 2001 and 2000 respectively.  The increase in general and administrative expenses from year to year was primarily attributable to additional staffing needs and a stronger focus on investor and public relations.  We continue to focus on ongoing cost containment in all areas of our business with specific emphasis in the areas that are not directly related to sales growth and as a result, general and administrative expenses as a percentage of sales, continued to decrease to 8% in fiscal 2002, from 9% in fiscal 2001 and 13% in fiscal 2000.

Other Income and Expense includes interest income of $361,000, $584,000, and $481,000 for the fiscal years 2002, 2001 and 2000, respectively.  The decrease in fiscal 2002 from fiscal 2001 was due to lower rates of interest earned on invested funds and decreased interest income from internally financed leases as the contracts mature.  Despite lower interest rates during 2001, interest income increased 21% in fiscal 2001 when compared to fiscal 2000, due to the improvement in cash flows from operations and the interest income recognized from the internal financing program we offered during the third and fourth quarters of fiscal 2000.

We incurred interest expense of $10,000, $47,000 and $226,000 for fiscal years 2002, 2001 and 2000, respectively.  The decrease in interest expense in 2002 over 2001 is due to several capital leases coming to the end of their terms during 2002.  The decrease of $179,000 in interest expense in 2001, as compared with 2000, is primarily because in August 2000, we repaid our term loan with City National Bank and our line of credit agreement with both of our Chairmen.

Provision For Income Taxes for fiscal years 2002, 2001 and 2000, were recorded in the amounts of $1,000, $1,000 and  $11,000, respectively.  As we expanded our direct sales force, we incurred filing obligations in various states other than California; therefore, the income tax provision for fiscal 2000 included initial payments to these states.  As a result of the budget shortfall, California has suspended the use of net operating loss carryforwards for 2003 and 2004, which will require us to pay franchise taxes on any income earned in California in those years.

Net Income (Loss) was of $310,000, or $.01, per share in 2002.  In 2001 we recorded a net loss of $659,000, or $.01 per share.  Fiscal 2000’s net loss was $8,267,000, or $.19 per share.  The fiscal 2000 net loss included non-cash charges of  $3,382,000 related to the GEMS-IT warrants that vested in the fourth quarter and a provision of $1,928,000 for uncollectible accounts receivable including a 100% provision for amounts due from Profiles in Health, Inc.

Liquidity and Capital Resources

Our working capital at November 30, 2002 was $17,897,000, up from $15,957,000 at November 30, 2001.  The increase over fiscal 2001 is primarily due to increased cash balances, accounts receivables and inventory.  At November 30, 2002 we had $6,879,000 of cash, an increase of $485,000 from $6,394,000 at November 30, 2001.  The increase was attributed primarily to improved accounts receivable collections.

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities.  The lease was renewed in March 2002 for the period commencing August 1, 2002 and continuing through July 31, 2007.  The current lease payments are approximately $22,000 per month, including common area maintenance charges and property taxes.  In fiscal 2002, 2001 and 2000, we invested $228,000, $200,000 and $381,000 respectively, in property and equipment, principally for new computers, software and equipment.

In July 2000, we sold $18,700,000 of common stock in a private placement of approximately 3,300,000 shares of our common stock to institutional and other accredited investors. The investors purchased unregistered common stock for $5.59 per share.  Portions of the proceeds were used to repurchase, for $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson.  The financing was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated under the Act.  In connection with the private placement, we incurred issuance costs totaling  $1,382,086.

In May 2000, we moved from the Nasdaq Small Cap Market to the Nasdaq National Market System (NMS).  We believe trading on the NMS enables companies to address a broader investor base and to increase the liquidity of their stock.

We have a secured revolving credit line with Comerica Bank.  The credit line provides for borrowings of up to $4,000,000 at the bank’s prime rate through September 2003.  Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels.  All assets of the Company collateralize the credit line. During fiscal 2002 and 2001 there were no outstanding borrowings under the line of credit.

Our long-term liquidity will depend on our ability to commercialize the BioZ® and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements.  We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

We have operating loss carryforwards of approximately $24,427,000 for federal income tax purposes.  The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards.  A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.  As a result of the California state budget shortfall, California has suspended the use of net operating loss carryforwards for fiscal years 2003 and 2004, which will require us to pay franchise tax on any income earned in California in those years.

Critical Accounting Principles and Estimates

In response to the SEC’s Release numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements.  The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts receivable, sales returns, revenue recognition, inventory obsolescence and warranty reserve.  We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis.  The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could vary from those estimates under difference assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments.  We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customer’s financial condition, credit history and current economic conditions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

We also maintain an estimate of potential future product returns related to current period product sales.  We analyze the rate of historical returns when evaluating the adequacy of the allowance for product returns, which is included with the allowance for doubtful accounts receivable on our balance sheet.  At November 30, 2002 gross trade accounts receivable totaled $10,075,000 and the allowance for doubtful accounts was $1,726,000, which included an allowance for sales returns of $746,000.

We recognize revenue from the sale of product when persuasive evidence of a sale exists, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured.  We sell some products under long-term financing arrangements and recognize the present value of the minimum payments as revenue at the time of sale and recognize interest income over the term of the contract.

We maintain a reserve for excess, slow-moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value.  We value our inventory at the lower of cost, using the first-in, first-out method, or market.  We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, historical experience, and product expiration.

We also maintain a reserve for product warranties. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs, failure rates, etc. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the appropriateness of such assumptions. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates.

Our management has discussed the development and selection of the critical accounting estimates with the audit committee and our board of directors and the audit committee has reviewed our disclosure relating to in this MD&A.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit or disposal activities.  SFAS No.146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.  We do not expect the adoption of this statement will have a material effect on our results of operations and financial position.

In November 2002, the FASB issued Interpretation No.145 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.   The adoption of FIN No. 45 is not expected to have a material effect on our results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interests entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on our results of operations and financial position.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk.  In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  Some of the securities that we have invested in may be subject to market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline.  To minimize this risk, we maintain substantially our entire portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds.  Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
CardioDynamics International Corporation:

We have audited the accompanying balance sheets of CardioDynamics International Corporation as of November 30, 2002 and 2001, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation as of November 30, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Diego, California
January 14, 2003

CARDIODYNAMICS INTERNATIONAL CORPORATION

Balance Sheets

November 30, 2002 and 2001
(In thousands, except share data)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$6,879	$6,394
Accounts receivable, net of allowance for doubtful accounts of $1,726 in 2002 and $1,425 in 2001	8,349	7,373
Inventory, net	3,474	2,902
Current portion of long-term receivables	2,255	1,663
Other current assets	222	350

Total current assets	21,179	18,682
Property and equipment, net	414	490
Long-term receivables and note receivable, net	1,921	2,259
Other assets	52	30

Total assets	$23,566	$21,461

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,528	$1,338
Accrued expenses	173	106
Accrued salaries, wages and benefits	1,195	903
Current portion of deferred service revenue	285	232
Current portion of deferred rent	16	—
Reserve for warranty repairs – current	69	77
Current portion of capital lease obligations	16	69

Total current liabilities	3,282	2,725
Long-term portion of deferred service revenue	166	179
Long-term portion of deferred rent	106	—
Reserve for warranty repairs – long-term	264	94
Long-term obligations under capital leases	24	40

Total long term liabilities	560	313

Total liabilities	3,842	3,038
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 18,000,000 shares authorized, no shares issued or outstanding at November 30, 2002 or 2001	—	—
Common stock, no par value, 100,000,000 shares authorized, issued and outstanding 46,171,584 shares at November 30, 2002 and 45,798,322 shares at November 30, 2001	49,774	48,786
Accumulated other comprehensive income	3	—
Accumulated deficit	(30,053)	(30,363)

Total shareholders’ equity	19,724	18,423

Total liabilities and shareholders’ equity	$23,566	$21,461

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Operations

For the years ended November 30, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

Net sales	$23,523	$19,598	$13,102
Cost of sales	6,145	5,614	4,545

Gross margin	17,378	13,984	8,557

Operating expenses:
Research and development	2,423	3,215	2,758
Selling and marketing	13,124	10,184	12,638
General and administrative	1,821	1,747	1,662

Total operating expenses	17,368	15,146	17,058

Income (loss) from operations	10	(1,162)	(8,501)

Other income (expense):
Interest income	361	584	481
Interest expense	(10)	(47)	(226)
Other, net	(50)	(33)	(10)

Total other income	301	504	245

Income (loss) before provision for income taxes	311	(658)	(8,256)
Provision for income taxes	(1)	(1)	(11)

Net income (loss)	$310	$(659)	$(8,267)

Net income (loss) per common share, basic and diluted	$.01	$(.01)	$(.19)

Weighted-average number of shares used in per share calculation
– basic	46,087	45,583	43,145

– diluted	47,458	45,583	43,145

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Shareholders’ Equity

For the years ended November 30, 2002, 2001 and 2000
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount

Balance at November 30, 1999	39,888,811	$24,080	$—	$(21,437)	$2,643
Compensatory stock options granted	—	64	—	—	64
Issuance of common stock – upon conversion of long-term debt	101,521	25	—	—	25
Issuance of common stock warrants	—	3,382	—	—	3,382
Issuance of common stock, net of issuance costs	4,667,767	20,399	—	—	20,399
Issuance of common stock – upon exercise of stock options and warrants	1,279,284	2,517	—	—	2,517
Redemption of common stock from related party	(418,908)	(2,197)	—	—	(2,197)
Net loss	—	—	—	(8,267)	(8,267)

Balance at November 30, 2000	45,518,475	48,270	—	(29,704)	18,566
Compensatory stock options granted	—	61	—	—	61
Common stock issuance costs	—	(2)	—	—	(2)
Issuance of common stock – upon exercise of stock options and warrants	279,847	457	—	—	457
Net loss	—	—	—	(659)	(659)

Balance at November 30, 2001	45,798,322	48,786	—	(30,363)	18,423
Compensatory stock options granted	—	70	—	—	70
Common stock issuance costs	—	(26)	—	—	(26)
Issuance of common stock – upon exercise of stock options and warrants	373,262	944	—	—	944
Comprehensive income:
Unrealized gain on marketable securities	—	—	3	—	3
Net income	—	—	—	310	310

Comprehensive income	—	—	3	310	313

Balance at November 30, 2002	46,171,584	$49,744	$3	$(30,053)	$19,724

See accompanying notes to financial statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows

For the years ended November 30, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$310	$(659)	$(8,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	300	275	207
Loss on sale of fixed assets	—	3	—
Provision for obsolete inventory	(443)	67	138
Provision for warranty repairs	162	136	(95)
Provision for demonstration inventory	(3)	(67)	(58)
Provision for doubtful receivables	301	(224)	1,096
Provision for doubtful long-term receivables	54	(53)	566
Compensatory stock options granted	70	61	64
Warrants issued	—	—	3,382
Other non-cash items	3	—	(19)
Changes in operating assets and liabilities:
Accounts receivable	(1,277)	(3,378)	(641)
Inventory	(126)	(647)	(992)
Other current assets	128	(871)	(1,026)
Long-term receivables and note receivable	(308)	(13)	(2,732)
Other assets	(22)	—	13
Accounts payable	190	(250)	463
Accrued expenses	67	(381)	432
Accrued salaries, wages and benefits	292	232	362
Deferred rent	122	—	—
Deferred service revenue	40	368	43

Net cash used in operating activities	(140)	(5,401)	(7,064)

Cash flows from investing activities:
Purchases of property and equipment	(228)	(200)	(381)
Proceeds from sale of fixed assets	4	7	—

Net cash used in investing activities	(224)	(193)	(381)

(Continued)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows (Continued)

For the years ended November 30, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Cash flows from financing activities:
Repayment of capital lease obligations and long-term debt	$(69)	$(62)	$(2,085)
Repayment of revolving line of credit	—	—	(1,000)
Repayment of note payable – related party	—	—	(1,000)
Exercise of options and warrants	944	457	2,517
Redemption of common stock from related party	—	—	(2,197)
Issuance of common stock, net	(26)	(2)	20,399

Net cash provided by financing activities	849	393	16,634

Net increase (decrease) in cash and cash equivalents	485	(5,201)	9,189
Cash and cash equivalents at beginning of year	6,394	11,595	2,406

Cash and cash equivalents at end of year	$6,879	$6,394	$11,595

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$47	$226
Cash paid for income taxes	$1	$1	$11
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued to extinguish long-term debt including interest	$—	$—	$25
Equipment acquired by capital lease	$—	$36	$66

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(1)	Summary of Significant Accounting Policies

Description of Business

CardioDynamics International Corporation (“CardioDynamics”, or “the Company”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG).  We develop, manufacture, and market noninvasive heart-monitoring devices using proprietary BioZ® ICG technology, with DISQ® (Digital Impedance Signal Quantifier) technology and the Z MARC® Algorithm.

Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body).  Our BioZ® ICG systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings. Just as Electrocardiography (ECG) noninvasively measures the heart’s electrical characteristics, ICG makes it possible to noninvasively measure the heart’s mechanical characteristics.  Our technology noninvasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest.  Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead products, the BioZ® ICG Monitor and the BioZ® ICG Module for GEMS-IT Patient Monitoring Systems have been cleared by the Food and Drug Administration (FDA) and carry the CE mark.

Our strategic partners include GE Medical Systems Information Technologies (GEMS-IT), Philips Medical Systems, Spacelabs Medical Systems, Vasomedical and SunTech Medical Instruments, Inc.

We were originally incorporated in California in June 1980 as Bomed Medical Manufacturing, Ltd. and in October 1993 changed our name to CardioDynamics International Corporation.

Cash Equivalents

Cash equivalents consist of short-term money market funds and commercial paper and are stated at cost, which approximates fair market value.  The Company considers all highly liquid debt instruments with maturities of ninety days or less, when purchased to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market, cost being using the first-in, first-out basis.  The Company evaluates inventory on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and non-saleable inventory.  Inventory includes material, labor and overhead costs.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(1)	Summary of Significant Accounting Policies – (Continued)

Property and Equipment

Property and equipment are recorded at cost.  Property and equipment acquired under capital leases are recorded at the present value of future minimum lease payments.  Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years.  When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.  Maintenance and repairs are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue from the sale of product when persuasive evidence of a sale exists, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured.  The Company also sells some products under long-term financing arrangements and recognizes the present value of the minimum payments as revenue at the time of sale and recognizes interest income over the term of the contract.     Provisions for estimated returns and allowances are recorded in the period of the sale.  Service revenue for extended service contracts is recognized as revenue over the life of the service contract.  Amounts received for service contracts that have not yet been earned are recorded as deferred revenue.

Warranty Cost

The Company provides an amount it estimates will be needed to cover future warranty obligations for products sold in the period of the sale.

Research and Development

All research and development costs have been expensed in the period incurred.

Advertising

All advertising costs are expensed in the period incurred.  Advertising costs, including trade show expenses, amounted to $954,000 in 2002, $802,000 in 2001 and $1,376,000 in 2000.  Included in other current assets at November 30, 2002 and 2001, was $142,000 and $148,000, respectively, relating to prepaid advertising expenses.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(1)	Summary of Significant Accounting Policies – (Continued)

Segment Reporting

Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.  All of the Company’s business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company’s services and customers.

Comprehensive Income

Accumulated other comprehensive income represents net unrealized gains (loses) on marketable securities. Marketable securities consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. For the year ended November 30, 2002 other comprehensive income was $3,000.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation.  The following table lists the dilutive equity instruments, each convertible into one share of common stock.  These dilutive instruments were not included in the per share calculation for 2002, 2001 or 2000 as their effect was antidilutive.

	For the years ended November 30,

	2002	2001	2000

Stock options	1,327,027	3,884,416	3,533,915
Warrants	2,000,000	2,472,170	2,472,170

Total	3,327,027	6,356,586	6,006,085

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(1)	Summary of Significant Accounting Policies – (Continued)

Net Income (Loss) Per Share-(continued)

	For the years ended November 30,

	2002	2001	2000

Weighted average shares outstanding	46,087,000	45,583,000	45,145,000
Effect of dilutive securities:
Options	1,317,000	—	—
Warrants	54,000	—	—

Dilutive potential shares outstanding	1,371,000	—	—

Weighted average shares and dilutive potential common shares	47,458,000	45,583,000	45,145,000

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

Significant Customers

From August 1999 through September 2000, we entered into several strategic distribution agreements with GE Medical for exclusive distribution of our BioZ® ICG Monitorto select countries around the world.  In October 1999, we entered into an agreement with GEMS-IT for distribution of the BioZ® ICG Monitorin the domestic hospital market.  The agreement gave GEMS-IT exclusive rights through July 2001, to market and sell our BioZ® ICG Monitor in hospitals with over 100 beds, a market in which GEMS-IT has a significant presence.

In the second quarter of fiscal 2001, we commenced shipments of the jointly developed BioZ® ICG module to GEMS-IT.  The agreement also called for minimum purchase commitments during 2000 and 2001.  There were no minimum purchase requirements in 2002.  The following table details the amount of net sales received for systems, sensors and ICG modules sold to GEMS-IT as a percentage of total net sales received as a result of this strategic alliance (dollars in thousands):

	Years Ended November 30,

	2002	2001	2000

Net sales	$893	$3,583	$1,769
Percentage of total net sales	4%	18%	14%

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(1)	Summary of Significant Accounting Policies – (Continued)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, long-term receivables, accounts payable, accrued expenses and accrued salaries, wages and benefits, are considered to be representative of their fair values because of the short-term nature of these financial instruments.  The fair value of each below-market, long-term receivable is estimated by discounting the future cash flows based on our incremental borrowing rate. At November 30, 2002 and 2001, the fair value of the receivables approximated the carrying value.

Stock Based Compensation

The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  The Company applies the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which established accounting and disclosure requirements using fair-value-based methods of accounting for stock based employee compensation plans.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews long-lived assets and intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount.

Reclassifications

Certain reclassifications have been made to certain prior year account balances in order to conform to current year presentation.

(2)	Inventory

Inventory at November 30, 2002 and 2001 consists of the following (in thousands):

	2002	2001

Electronic components and subassemblies	$1,549	$1,657
Finished goods	1,416	1,181
Demonstration units	772	773
Less provision for obsolete inventory	(129)	(572)
Less provision for demonstration inventory	(134)	(137)

	$3,474	$2,902

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(3)	Property and Equipment

Property and equipment at November 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Office furniture and equipment	$211	$267
Manufacturing and lab equipment and fixtures	277	280
Sales equipment and exhibit booth	43	39
Computer software and equipment	715	547
Leasehold improvements	117	117

	1,363	1,250
Less accumulated depreciation and amortization	(949)	(760)

	$414	$490

At November 30, 2002 and 2001, the Company had $124,000 and $315,000, of property and equipment under capital lease, respectively.  Accumulated amortization on the leased equipment was $85,000 in 2002 and  $205,000 in 2001.

(4)	Long-Term Receivables and Note Receivable

In the third and fourth fiscal quarters of 2000, the Company offered no-interest financing of its BioZ® ICG systems with maturities ranging from 24 to 60 months.  The long-term receivables are collateralized by the respective systems.  In the first fiscal quarter of 2001, the Company established a similar program through a third-party financing company to replace the internal equipment-financing program.  Under certain circumstances the Company continue to provide in-house financing to its customers, although the contracts now typically include market rate interest provisions.

In March 2000, the Company entered into a license and purchase agreement with Profiles in Health, Inc.  Under the terms of the agreement, the Company manufactured and provided custom ICG monitors called BioZ.pc and disposable sensor sets.  As of November 30, 2000, the Company suspended shipments and established a 100% allowance for the note receivable, account receivable and inventory unique to this customer.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(4)	Long-Term Receivables and Note Receivable – (Continued)

Long-term receivables and note receivable at November 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Long-term receivables, net of deferred interest	$4,349	$4,086
Secured note receivable	394	349

Less allowance for doubtful long-term receivables	(567)	(513)
	4,176	3,922
Less current portion of long-term receivables	(2,255)	(1,663)

	$1,921	$2,259

(5)	Financing Agreements

The Company has a revolving credit line with Comerica Bank.  The credit line provides for borrowings of up to $4,000,000 at the bank’s prime rate through September 2003.  Under the terms of the agreement, the Company is required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels.  All the assets of the Company collateralize the credit line. During fiscal 2002 and 2001 and at November 30, 2002 and 2001 there were no outstanding borrowings under the line of credit.

(6)	Shareholders’ Equity

During fiscal 2001, the Company assisted both the Allen E. Paulson Living Trust and the Scripps Research Foundation in the placement of 4,200,000 shares of Company’s common stock.  The Company received fees in the amount of $446,000 for their assistance in placing the shares.  These fees were offset by $389,000 of expenses incurred on behalf of the selling shareholders.

On July 25, 2000, the Company completed an $18,700,000 private placement of approximately 3,300,000 shares of common stock with institutional and other accredited investors.  The investors purchased unregistered common stock for $5.59 per share.  In addition, portions of the proceeds were used to repurchase, for $5.59 per share, and retire 418,908 shares from the estate of Allen E. Paulson.  In connection with the private placement, the Company incurred issuance costs totaling $1,382,000.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(6)	Shareholders’ Equity – (Continued)

On August 25, 1999, the Company issued 2,000,000 common stock warrants to GEMS-IT.  One million of the warrants were granted to GEMS-IT to obtain access to their technology. The remaining 1,000,000 performance based warrants vested during November 2000 as a result of GEMS-IT meeting their minimum sales objectives.  This resulted in a non-cash charge included in sales and marketing expense of $3,382,000 based on the fair market value of the warrants.  Each warrant represents the right to purchase one share of the Company’s stock at an exercise price of $4.10, until the expiration date of August 25, 2004.

On March 6, 1997, in connection with the $7,200,000 private placement the Company issued 276,514 common stock warrants to EVEREN Securities, Inc. which served as placement agent.  Each warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $3.56, until the expiration date of March 5, 2002.  During fiscal 2002 the remaining 92,634 warrants were exercised.

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

The original purchasers of the Series A preferred stock could, under specified conditions, require the Company to sell them up to 3,000 shares of Series B preferred stock.  In August 1999, we declared $192,000 of preferred stock dividends in the form of 375,000 premium priced warrants issued to the Series A preferred shareholders in exchange for the relinquishment of their contractual right to purchase an additional $3,000,000 of convertible preferred stock.  Each warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $3.54 per share, until the expiration date in August 2004.  In March 2000, 25,000 of these warrants were exercised leaving 350,000 unexercised.

(8)	Stock Options

In 1995, the shareholders approved a Stock Option/Stock Issuance Plan (the “Option Plan”) that provides for the granting of options to officers, directors and key employees to purchase the Company’s common stock.  Under the Option Plan, as amended in 2001 after approval by a shareholder vote, 6,000,000 shares of common stock have been reserved for granting of options at not less than 85% of the fair market value of the Company’s common stock on the date of grant.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(8)	Stock Options – (Continued)

The Option Plan also provided for monthly grants, at fair market value to each non-employee director of the Company, of options to purchase 1,000 shares of Company common stock as payment for director fees for each full month of service.  In October 2002, the Board elected to grant the same number options annually with monthly vesting in increments of 1,000 options. The options expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board.  During fiscal 2002, 2001 and 2000, 122,000, 72,000 and 68,000 options, respectively, were granted to the Board of Directors.

The Option Plan also provides for grants of options and issuance’s of stock in exchange for professional services.  During fiscal years 2002, 2001 and 2000, 23,802, 30,900 and 30,800 options were granted in exchange for services resulting in expenses in the amount of $75,000, $49,000 and $52,000, recorded during the period the services were provided.

At November 30, 2002, there were 1,826,748 shares available for grant under the Option Plan.  The per share weighted-average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $2.49, $6.03 and $3.96, respectively on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected volatility	92.6%	91.7%	90.9%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.10%	4.56%	5.66%
Expected life	2.5 years	4 years	4 years

The Company applies APB Opinion No. 25 in accounting for its Option Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options issued to officers, directors and employees.  The following table represents the affect on the Company’s net income (loss) had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 (in thousands except per share data):

	2002	2001	2000

Net income (loss) to common shareholders, as reported	$310	$(659)	$(8,267)
Pro forma net loss to common shareholders	$(919)	$(5,770)	$(11,378)
Net income (loss) per common share, basic and diluted, as reported	$.01	$(.01)	$(.19)
Pro forma net loss per common share, basic and diluted	$(.02)	$(.13)	$(.26)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(8)	Stock Options – (Continued)

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price

Options Outstanding at November 30, 1999	2,286,866	$2.04
Granted	793,568	5.92
Exercised	(571,670)	1.85
Forfeited	(196,181)	3.27
Expired	(16,668)	3.22

Options Outstanding at November 30, 2000	2,295,915	$3.30
Granted	814,658	4.10
Exercised	(119,847)	1.64
Forfeited	(165,854)	4.22
Expired	(8,456)	4.21

Options Outstanding at November 30, 2001	2,816,416	$3.55
Granted	894,805	4.50
Exercised	(230,628)	2.31
Forfeited	(264,649)	4.66
Expired	(55,837)	4.68

Options Outstanding at November 30, 2002	3,160,107	$3.79

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(9)	Stock Options – (Continued)

At November 30, 2002 the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was $3.79 and seven years.  At November 30, 2002, 2001 and 2000, the number of options exercisable were 2,003,638, 1,631,648 and 1,091,629 respectively, and the weighted-average exercise prices of those options were $3.41, $3.10 and $2.55, respectively.

The following table sets forth information regarding options outstanding at November 30, 2002:

		Options Outstanding			Options Exercisable

Range of exercise prices		Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price

$	. 0.00 – 1.18	59,000	3.3	$1.00	9,000	$1.02
	1.19 – 2.37	871,310	5.7	1.88	849,370	1.88
	2.38 – 3.56	750,984	7.5	3.08	424,518	3.13
	3.57 – 4.75	458,471	8.0	4.12	234,197	4.08
	4.76 – 5.94	529,199	8.2	5.40	194,032	5.20
	5.95 – 7.12	416,125	7.6	6.30	229,111	6.22
	7.13 – 8.31	68,018	7.3	7.96	57,078	7.96
	8.32 – 9.50	6,000	6.4	8.73	5,666	8.73
	9.51 – 11.88	1,000	7.3	11.88	666	11.88

		3,160,107	7.1	$3.79	2,003,638	$3.41

As part of an employment agreement with its then chief executive officer, Richard Otto, 250,000 non-transferable stock options were granted (outside the Option Plan) to Mr. Otto at an exercise price of $0.50 per share.  The options vest if the quoted market price of the Company’s common stock attains specified levels.  During fiscal 2000, 100,000 of these options vested and were exercised.  At November 30, 2002, of the remaining 150,000 options, none were vested.  The options expire June 15, 2005.

On March 23, 1998, the Company entered into an employment agreement with Michael K. Perry, who succeeded Mr. Otto as chief executive officer. Under the terms of the agreement, Mr. Perry was granted 1,295,000 non-transferable stock options (outside the Option Plan) at an exercise price of $1.625 per share.  The options vest over a four-year period, which commenced on October 16, 1998.  At November 30, 2002, 878,000 of the options are outstanding and exercisable. During fiscal 2002, Mr. Perry exercised 50,000 of these options for total exercises of 417,000 options since they were originally granted.   The options expire on October 15, 2008.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(9)	Income Taxes

Income taxes in the accompanying statements of operations are comprised of the following
(in thousands):

	2002	2001	2000

Federal	$—	$—	$—
State	1	1	11

	$1	$1	$11

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended November 30, (in thousands):

	2002	2001	2000

Computed “expected” tax benefit	$105	$(224)	$(2,807)
State and local taxes, net of federal benefit	1	1	7
Change in Federal valuation allowance	(1,554)	(576)	2,953
Adjustment for prior year and expiring net operating losses	1,397	760	—
Other	52	40	(142)

Provision for income taxes	$1	$1	$11

At November 30, 2002, the Company had federal net operating loss carryforwards of approximately $24,427,000, which begin to expire in 2008.

These amounts may be subject to significant limitations under section 382 of the Internal Revenue Code of 1986.  The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes.  If these specified events occur we may lose some or all of the tax benefits of these carryforwards.  The extent of such limitations for prior years, if any, has not been determined. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

At November 30, 2002, the Company had California net operating loss carryforwards of approximately $15,400,000 that expire between 2003 and 2007.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(9)	Income Taxes – (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$9,473	$10,961
Allowance for doubtful accounts and returns	982	830
Inventory	292	604
Deferred compensation	1,687	1,664
Accrued expenses	516	388
Other	62	30

Total deferred tax assets	13,012	14,477
Valuation allowance	(13,012)	(14,477)

Net deferred tax assets	$—	$—

A 100% valuation allowance has been applied to the net deferred tax assets due to the uncertainty surrounding the realization of such assets.  Management periodically evaluates the recoverability of the deferred tax assets.  At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance includes approximately $2,300,000 related to stock option deductions, the benefit of which will eventually be credited to equity.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(10)	Leases

In June 1997, the Company entered into a five-year operating lease for an 18,000 square-foot manufacturing facility that also houses the Company’s research, development, marketing, sales and administrative activities.  The lease was renewed in March 2002 for a period of five years commencing August 1, 2002. The lease provides for specified rent incentives that the Company has provided for a level monthly rent expense over the entire period.  The difference between the base rent paid and the level rent expensed is $106,000 as of November 30, 2002.  The Company also leases certain equipment under capital leases.  The lessors retain a security interest in the  equipment until the capital lease is paid off. Future minimum lease payments under all non-cancelable operating leases and capital leases (with initial or remaining lease terms in excess of one year) as of November 30, 2002 are (in thousands):

Years ending November 0,	Capital Leases	Operating Leases

2003	$19	$231
2004	10	239
2005	10	247
2006	10	255
2007	—	176

Total minimum lease payments	49	$1,148

Less amount representing interest at rates between 9% and 17%	(9)

Present value of net minimum capital lease payments	40
Less current obligations under capital leases	(16)

Long-term obligations under capital leases	$24

Rent expense under operating leases was $273,000, $267,000 and $264,000 for the years ended November 30, 2002, 2001 and 2000, respectively.

(11)	401(k) Plan

In 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986.  Employees who have completed three months of service after the first day of a quarterly calendar month, and are 21 years of age, are eligible to participate in the plan. The Company may make discretionary contributions to the plan. Employer matching contributions were $68,000, $64,000 and $42,000 for the fiscal years ended November 30, 2002, 2001 and 2000, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(12)	Related Party Transactions

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc. (Rivertek), of which Dennis Hepp, Chief Technology Officer of the Company is a 100% beneficial owner.  The Company paid $288,000, $865,000 and $898,000 for Rivertek’s services in fiscal 2002, 2001 and 2000, respectively.  Amounts payable to Rivertek at November 30, 2002, 2001 and 2000 were $44,000, $93,000 and $246,000, respectively.  Ronald A. Matricaria, a new member of the Company’s Board of Directors, was paid $12,000 during the fiscal year ended November 30, 2002 for his Board services.

(13)	Segment Information

The Company operates in the noninvasive heart-monitoring device sector of the cardiac medicine industry.  All of the Company’s business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company’s services and customers and therefore believes that given the single market focus of its operations the Company operates a single operating segment.  The Company assesses performance and allocates resources on the basis of a single operating entity.

Net sales derived by sales channel are as follows (in thousands):

	2002	2001	2000

Domestic Net Sales:
Direct sales	$22,212	$15,571	$9,677
Distributor sales	—	—	21
Strategic partner sales	130	3,113	2,264

Subtotal domestic	22,342	18,684	11,962

International Net Sales:
Distributor sales	419	444	959
Strategic partner sales	762	470	181

Subtotal international	1,181	914	1,140

	$23,523	$19,598	$13,102

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2002 and 2001

(14)	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the years ended November 30, 2002 and 2001 is as follows (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended November 30, 2002
Net sales	$4,366	$5,623	$6,278	$7,256
Gross margin	3,088	4,063	4,867	5,360
Income (loss) from operations	(714)	(19)	252	491
Net income (loss)	(630)	47	339	554
Net income (loss) per share
– basic and diluted	(.01)	.00	.01	.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended November 30, 2001
Net sales	$3,964	$4,480	$5,231	$5,923
Gross margin	2,749	3,196	3,757	4,282
Income (loss) from operations	(705)	(572)	(56)	171
Net income (loss)	(533)	(430)	50	254
Net income (loss) per share
– basic and diluted	(.01)	(.01)	.00	.01

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        None.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

          Our directors and executive officers as of January 31, 2003 are as follows:

Name	Age	Position(s)

James C. Gilstrap	66	Chairman of the Board of Directors
Michael K. Perry	42	Chief Executive Officer and Director
Rhonda F. Rhyne	42	President
Stephen P. Loomis	42	Chief Financial Officer
Russell H. Bergen	56	Vice President of Operations
Patrick W. Bradley, Ph.D.	50	Vice President of Business Development
Dennis G. Hepp	53	Chief Technology Officer
Richard E. Trayler	51	Vice President of International Operations
Connie R. Curran, Ed.D., RN	55	Director
Jacques C. Douziech	56	Director
Peter C. Farrell, Ph.D.	60	Director
Ronald A. Matricaria	60	Director
Richard O. Martin, Ph.D.	63	Director

          James C. Gilstrap has served as the chairman or co-chairman of our board of directors since May 1995.  Mr. Gilstrap is retired from Jefferies & Company, where he served as senior executive vice president, partner, board member, and a member of the executive committee.  Mr. Gilstrap is past president of the Dallas Securities Dealers, as well as a past member of the board of governors of the National Association of Securities Dealers, Inc.

          Michael K. Perry has been our chief executive officer and a director since April 1998.  From 1994 to 1997, Mr. Perry was vice president of operations at Pyxis Corporation (Pyxis), a leading provider of healthcare automation, information management services and pharmacy management services to hospitals and outpatient facilities.  Pyxis was sold to Cardinal Health, Inc. in 1996.  Prior to joining Pyxis, Mr. Perry served in management with the medical products group of Hewlett Packard Company.  Additionally, he was director of quality for a division of Hewlett-Packard’s deskjet printer group.  Mr. Perry holds a bachelor’s degree in mechanical engineering from General Motors Institute and a master’s degree in business administration from Harvard University.  Mr. Perry serves on the executive committee of the University of California San Diego Cardiovascular Center.

          Rhonda F. Rhyne has been our president since June 1997, previously serving as chief operating officer from 1996 to 1997 and as vice president of operations from 1995 to 1996.  From 1992 until 1995, Ms. Rhyne was president, chief executive officer and vice president of sales and marketing for Culture Technology, Inc.  Ms. Rhyne has also held sales positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly-held companies.  Ms. Rhyne holds a bachelor’s degree in pharmacy from Washington State University and a master’s degree in business administration, executive program, from University of California Los Angeles, Anderson School of Business.

          Stephen P. Loomis has been our vice president of finance since September 1996 and has held the positions of chief financial officer and corporate secretary since April 1997.  From 1993 until 1996, he served as the director of financial reporting for Kinko’s Inc.  From 1988 to 1993, Mr. Loomis was chief financial officer for Terminal Data Corporation, a publicly-traded company.  He earned his bachelor’s degree with honors in business administration from the California State University at Northridge.  Mr. Loomis is a certified public accountant.

          Russell H. Bergen has served as our vice president of operations since joining us in September 1998.  From 1971 to 1998, Mr. Bergen held management positions in the instrument group, peripheral products group and inkjet business unit of Hewlett Packard Company.  Previously, Mr. Bergen was employed at Honeywell, Inc. as a procurement engineer.  Mr. Bergen earned a bachelor’s degree in aerospace engineering and manpower management from the University of Colorado at Boulder.

          Patrick W. Bradley, Ph.D. joined CardioDynamics in September 2000 as vice president of business development.  During 1999 and 2000, Dr. Bradley served as director of new technologies for Cardiac Science, Inc. and from 1993 to 1999 Dr. Bradley was director of product management at Quinton Instrument Company.  Prior to that he was associate vice president for OEM Technologies at VitalCom, Inc. and served on the Scientific Peer Review Committee for the American Heart Association and on the Sports Science Research Group for the United States Olympic Committee.  He has a bachelor’s degree in biology from Texas A&M University and a master’s degree and Ph.D. in physiology from University of Texas and University of Houston, respectively.

          Dennis G. Hepp has been our chief technology officer since June 1997 and has served as a consultant to us since July 1995.  From 1974 to 1986, Mr. Hepp held engineering and management positions at Medtronic, Inc.  In 1989, Mr. Hepp founded, and remains a key employee and managing director of Rivertek Medical Systems, Inc., an engineering consulting firm to medical device manufacturers.  Mr. Hepp holds a bachelor’s degree in electrical engineering from the University of Detroit.

          Richard E. Trayler is our vice president of international operations and served as our chief operating officer from July 1997 to January 2003.  From 1982 to 1997, Mr. Trayler held the positions of regional and divisional sales manager at Quinton Instrument Company.  He has also held positions at the Heart Institute for CARE, the University of Washington and the Boeing Company.  Mr. Trayler earned a bachelor’s degree from Texas A&M University and a master’s degree from the University of Washington.

          Connie R. Curran, Ed.D., RN  has been a director since February 2000.  Dr. Curran recently founded, Your Virtual Executive, an organization focused on implementing solutions to improve the lives of patients and caregivers.  Dr. Curran was president and chief executive officer of CurranCare, LLC  from 1995 to 2000.  She has held a variety of executive positions in academia and multi-system healthcare operations and serves as vice president of the American Hospital Association, as national director of patient care for APM, Inc. and as Dean at the Medical College of Wisconsin.  Dr. Curran serves on the boards of IDX, The National Student Nurses Association and Silver Cross Hospital.  Dr. Curran holds a master’s degree in medical-surgical nursing from De Paul University and a doctorate in educational psychology from Northern Illinois University and is also a graduate of the Harvard Business School program for company owners and presidents.

          Jacques C.  Douziech  has served as a director since July 2000.  Mr. Douziech is a partner for CDP Capital – Technology Ventures, Biotechnology and Life Sciences Division, a subsidiary of the Caisse de dépôt et placement du Québec.  From 1998 to March 2000, Mr. Douziech was director and vice president of business development at Procrea Biosciences, and from 1980 to 1989 and 1991 to 1998, he held executive positions at Boehringer Mannheim Canada (now F. Hoffman-LaRoche, Ltd.).  He was also marketing director at Kodak Canada Inc. and vice president, sales of Synermed Diagnostics from 1989 to 1991. Mr. Douziech worked from 1965 to 1979 at the Queen Elizabeth Hospital of Montreal where he was the assistant-chief of the biochemistry and immunology laboratories.  Mr. Douziech serves on several private company boards.  Mr. Douziech holds a licentiate and fellowship degree in medical laboratory sciences with a specialty in clinical biochemistry.

          Peter C. Farrell, Ph.D., became a director in May 2002.  Dr. Farrell has been chairman and a director of ResMed, Inc. since its inception in June 1989 and chief executive officer since July 1990.  From July 1984 to June 1989, Dr. Farrell served as vice president, Research and Development at various subsidiaries of Baxter International, Inc. (Baxter) and from August 1985 to June 1989, he also served as managing director of the Baxter Center for Medical Research Pty Ltd., a subsidiary of Baxter.  From January 1978 to December 1989, he was foundation director of the Center for Biomedical Engineering at the University of New South Wales where he currently serves as a visiting professor.  He holds a Bachelor of Engineering in chemical engineering with honors from the University of Sydney, a Master of Science chemical engineering from the Massachusetts Institute of Technology, a Ph.D. in chemical engineering and bioengineering from the University of Washington, Seattle and a D.Sc. from the University of New South Wales.  Dr. Farrell was named 1998 San Diego Entrepreneur of the Year for health sciences and Australian Entrepreneur of the year in 2001.  In August 2000, he was named vice chairman of the executive council of the Harvard Medical School division of sleep medicine.

          Ronald A. Matricaria, became a director in May 2002.  Mr. Matricaria has over thirty years of medical device and pharmaceutical experience at St. Jude Medical, Inc. and Eli Lilly and Company, Inc.  From 1993 to 1999, he served as president and chief executive officer of St. Jude Medical, Inc. and was elected chairman of the board of directors in January 1995.  Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc.  His last position was executive vice president of the Pharmaceutical Division of Eli Lilly and Company and president of its North American operations.  He also served as president of Eli Lilly International Corporation since July 1991.  Mr. Matricaria serves on the boards of Cyberonics, Endocare and Vistacare, Inc. and is an advisor or board member to several medically related privately owned companies and a private equity healthcare fund.  Mr. Matricaria is also chairman (elect) of the board of directors of Haemonetics, Inc.  Mr. Matricaria holds a bachelor’s degree in pharmacy from Massachusetts College of Pharmacy and was awarded an honorary Doctor of Science degree in pharmacy in recognition of his contributions to the practice of pharmacy.

          Richard O. Martin, Ph.D. has served as a director since July 1997.  From 1998 until October 2001, Dr. Martin served as president of Medtronic Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors.  Prior to its acquisition by Medtronic in 1998, Dr. Martin was chairman and chief executive officer of Physio-Control Corporation.  He was vice president of cardiovascular business development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc.  Dr. Martin serves on the boards of directors of Scout Medical Technologies, LLC, Cardiac Dimensions, Inc., Encore Medical and Inovise Corporation.  Dr. Martin earned a bachelor’s degree in electrical engineering from Christian Brothers College, a master’s degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that each person who, at any time during the fiscal year ended November 30, 2002, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11.           EXECUTIVE COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 2002, 2001 and 2000 of those persons who were, at November 30, 2002 (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of CardioDynamics whose aggregate direct remuneration from the Company during the fiscal year ended November 30, 2002 exceeded $100,000 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

					Long Term Compensation Awards
		Annual Compensation (1)
					Securities Underlying Options/ SARs (#)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)

Michael K. Perry	2002	229,775	37,575	-0-	30,000
Chief Executive	2001	197,479	60,170	-0-	30,300
Officer	2000	181,480	44,153	-0-	50,000
Rhonda F. Rhyne	2002	209,663	25,525	-0-	25,000
President	2001	186,000	46,930	-0-	25,000
	2000	176,000	35,550	-0-	40,900
Stephen P. Loomis	2002	161,519	21,900	-0-	20,000
Chief Financial	2001	138,000	36,750	-0-	20,600
Officer	2000	122,000	24,750	-0-	30,300
Russell H. Bergen	2002	140,000	20,750	-0-	20,000
Vice President of	2001	130,000	35,990	-0-	20,300
Operations	2000	120,000	24,175	-0-	30,000
Richard E. Trayler	2002	159,547	16,200	-0-	10,600
Vice President of	2001	146,000	28,940	-0-	20,000
International Operations	2000	130,000	2,475	-0-	30,300

(1)

Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included, except as disclosed.

The following table provides information regarding option grants during the fiscal year ended November 30, 2002 to the Named Officers in fiscal 2002.  CardioDynamics has not granted any stock appreciation rights.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants

Name	Number of Securities Underlying Option Granted (1)	Percent of Total Options Granted to Employees During Fiscal 2002	Exercise Price Per Share (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for the Option Term (3)

					5%	10%

Michael K. Perry	30,000	4%	$5.83	01/16/2012	$109,994	$278,746
Rhonda F. Rhyne	25,000	3%	$5.83	01/16/2012	91,661	232,288
Stephen P. Loomis	20,000	3%	$5.83	01/16/2012	73,329	185,830
Russell H. Bergen	20,000	3%	$5.83	01/16/2012	73,329	185,830
Richard E. Trayler	10,000	1%	$5.83	01/16/2012	36,665	92,915
Richard E. Trayler	600	0%	$3.50	07/01/2012	1,321	3,347

(1)	Options vest 25% after one year, and the remainder vests in 36 equal monthly installments.
(2)	All options were granted at fair market value (closing sale price for our common stock on the NASDAQ Stock Market on the date of grant).
(3)

The potential realizable value is calculated based on the ten-year term of the options at the time of grant; the assumption that the closing price for the common stock on the grant date appreciates at the indicated annual rate compounded annually for the entire term of the option; and the assumption that the option is exercised and sold on the last day of its term.

The following table provides further information regarding the Named Officers’ exercises and outstanding stock options as of November 30, 2002.  No stock appreciation rights were granted or exercised.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value(1) of Unexercised In-the-Money Options/SARs at FY- End ($) Exercisable/ Unexercisable(2)

Michael K. Perry	50,000	217,780	970,589 / 62,711	2,234,934 / 3,717
Rhonda F. Rhyne	20,000	99,612	364,023 / 101,877	528,898 / 157,289
Stephen P. Loomis	12,000	53,046	78,064 / 40,836	96,961 / 2,479
Russell H. Bergen	-0-	-0-	95,715 / 39,585	188,010 / 190
Richard E. Trayler	20,000	87,112	104,856 / 31,044	160,088 / 2,860

(1)	Represents the difference between the closing sale price of our common stock on the NASDAQ Stock Market of $4.08 on November 30, 2002 and the exercise price of the options.

(2)

The respective Named Officers as of November 30, 2002 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to four additional years.

Employment Agreements

The Company is not party to any employment agreements.

Long -Term Incentive Plans

We do not have any long-term incentive plans (as defined in the Securities and Exchange Commission regulations).

Directors’ Fees

Each non-employee director who has not been employed by us during the preceding two years receives 1,000 automatic stock options granted at fair market value on the last day of the month for each full month of service as a director of our Company.   In October 2002, the Board elected to grant options annually with vesting in increments of 1,000 a month.  The options expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board.  At the annual shareholders meeting two new directors were elected and were each given 10,000 options.   During fiscal 2002, 2001 and 2000, 129,000 72,000 and 68,000 options, respectively, were granted to the Board of Directors.  Mr. Matricaria is paid $2,000 a month for his services, as member of the Board of Directors.  During the fiscal year 2002 he was paid a total of $12,000.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

CardioDynamics’ compensation programs and policies applicable to its executive officers are established and administered by the Compensation Committee of the Board of Directors.  The Compensation Committee is comprised of three non-employee directors, none of whom have interlocking relationships as defined by the Securities and Exchange Commission.

It is the philosophy of CardioDynamics that executive compensation be aligned with CardioDynamics’ overall business strategies, values and performance.  The compensation policies of CardioDynamics are designed to set its executive compensation, including salary, cash bonus awards and long-term stock-based incentive awards, at a level consistent with amounts paid to executive officers of companies of similar size, industry and geographic location.

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation of CardioDynamics’ executive officers should:

•	Encourage creation of shareholder value and achievement of strategic corporate objectives.

•

Integrate compensation with CardioDynamics’ annual and long-term corporate objectives, values and business strategies, and focus executive actions on the fulfillment of those objectives, values and strategies.

•	Provide a competitive total compensation package that enables CardioDynamics to attract and retain, on a long-term basis, high caliber personnel.

•

Provide a compensation opportunity that is competitive with companies in the medical device and biotechnology industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance.

•	Align the interests of management with the long-term interests of stockholders and enhance shareholder value by providing management with longer-term incentives through equity ownership.

The Compensation Committee periodically reviews the approach to executive compensation and will make changes as competitive conditions and other circumstances warrant and will seek to ensure the Company’s compensation philosophy is consistent with the Company’s best interests.

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

To meet these objectives, executive compensation consists of three elements (i) base salary, (ii) cash bonus awards and (iii) long-term stock-based incentive awards. The summary below describes in more detail the factors that the Board considers in establishing each of the three primary components of the variable compensation package provided to the executive officers.

Base salary - Salary ranges are largely determined through comparisons with companies of similar headcount, revenues, market capitalization or complexity in the medical device and biotechnology industries.  Actual salaries are based on individual performance contributions and other more qualitative and developmental criteria within a competitive salary range for each position that is established through job evaluation of responsibilities, competitive, inflationary, internal equity and market considerations.  The Compensation Committee, on the basis of its knowledge of executive compensation in the industry, believes that the CardioDynamics’ salary levels for the executive officers are at a level that the Compensation Committee, at the time such salary determinations were made, considered to be reasonable and necessary given CardioDynamics’ financial resources and the stage of its development.  The Compensation Committee reviews executive salaries each October and sets the salaries for the following year.

Cash bonus plan - The cash bonus plan is an incentive bonus program providing for the payment to each executive officer of quarterly cash bonuses that are directly related to the group and individual achievements of executive management and the revenues of CardioDynamics.  The bonus pool is established based on quarterly revenues achieved and the pool is allocated to individual executives through a weighting, half of which is based on achievement of Company revenue and earnings goals and half of which is based on CEO and Compensation Committee assessment of the executive’s overall contribution to CardioDynamics’ success.

In fiscal 2002, the target bonuses for executive officers ranged from 41% to 53% of annual base salary.  Incentive award amounts for each participant are based on his or her potential impact on the Company’s operating and financial results and on market competitive pay practices. Bonuses for the Company’s executive officers in 2002 were paid pursuant to this plan. Under the plan, incentive awards are paid based on achievement of quarterly performance goals.  These performance goals include individual performance goals, which are established by the CEO at the beginning of each quarter, and annual corporate performance goals.  The corporate performance goals are based on the Company’s achievement of strategic objectives as well as specific revenue growth targets for each quarter and the fiscal year.  A percentage of the bonuses are paid for each quarterly period in which goals are achieved.

Long-term stock-based incentive awards – CardioDynamics’ Option plan which was initially approved by the CardioDynamics Shareholders in 1995, as well as the executive bonus plan are structured to permit awards under such plans to qualify as performance-based compensation and to maximize the tax deductibility of such awards.  The Committee intends that compensation paid to management, including stock options, be exempt from the limitations on deductibility under Section 162(m) of the Internal Revenue Code.  Accordingly, the Compensation Committee administers grants under the Company’s Option Plan to members of management.

The Compensation Committee believes that providing incentives that focus attention on managing CardioDynamics from the perspective of an owner with an equity stake in the business will closely align the interest of shareholders and executive officers.  Therefore, all employees, and particularly those persons who have substantial responsibility for the management and growth of the Company are eligible to receive annual stock option grants, although the Compensation Committee, at its discretion, may grant options at other times in recognition of exceptional achievements.

The number of shares underlying stock options granted to executive officers is based on competitive practices in the industry as determined by independent surveys and the Compensation Committee’s knowledge of industry practice. The Compensation Committee grants options under the Option plan with an exercise price equal to the fair market value on the date of grant.  The grants are intended to be competitive in order to retain and encourage positive future performance and to provide a direct link with the interests of the shareholders of the Company.  The Compensation Committee, in making its determination as to grant levels, takes into consideration:  (i) executive’s historical and expected contribution toward CardioDynamics’ objectives, (ii) prior award levels, (iii) award levels necessary to replace particular executives, (iv) the executive’s direct ownership of CardioDynamics’ shares, (v) the number of options vested and unvested, and (vi) the options outstanding as a percentage of total shares outstanding.  During fiscal 2002, a total of 894,805 options were granted, representing  1.9% of Cardiodynamics’ shares outstanding.  Of those, 138,933 were granted to executive officers of the company.  The Option plan limits the total number of shares subject to options that may be granted to a participant during the lifetime of the Plan to 800,000 shares.  The Option Plan contains provisions providing for forfeiture of the options in the event the option holder engages in certain intentional misconduct contrary to the interests of CardioDynamics.

Chief Executive Officer Compensation

Michael K. Perry is CardioDynamics’ Chief Executive Officer.  In October 2001, the Compensation Committee set Mr. Perry’s annual base salary for 2002 at $226,000.  The Compensation Committee increased Mr. Perry’s base salary from $206,000 for the prior year in recognition of his achievement of specific corporate objectives, which included: growing CardioDynamics revenues 50%, the achievement of additional strategic collaborations and the further establishment and development of the Company’s products and markets.  The Compensation Committee also considered Mr. Perry’s compensation relative to medical device and biotechnology industry norms as well as the average increase in annual salaries for all employees of the Company as a whole.  The Compensation Committee determined that these achievements were important to the Company’s future growth and could assist the Company in enhancing shareholder value.  The Compensation Committee also increased Mr. Perry’s target bonus to 53% of base salary from 44% of base salary for the prior year.

In recognition of Mr. Perry’s accomplishments in fiscal 2001, and as an incentive for future performance, the Compensation Committee in January 2002 granted Mr. Perry options under its Option Plan, exercisable at the fair market value on the date of grant, to purchase 30,000 shares of CardioDynamics’ common stock.  The options vest over a four-year period.

Mr. Perry is a member of the Board of Directors, but did not participate in matters involving the evaluation of his own performance or the setting of his own compensation.  The foregoing report has been furnished by the Compensation Committee of the Board of Directors of CardioDynamics.

Compensation Committee:
Richard O. Martin, Ph.D. – Chairman
James C. Gilstrap
Peter C. Farrell, Ph.D.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total return (assuming reinvestment of dividends) from November 30, 1997 to November 30, 2002 for (i) the Company’s common stock, (ii) the Russell 2000 stock index and (iii) the Medical Equipment and Appliance Industry Group index.  The Company’s common stock is included in both of these indices.  The Russell 2000 is comprised of the smallest 2,000 companies in the Russell 3000 index, which contains the 3,000 largest United States companies, based on total market capitalization.

Comparison of Five Year Cumulative Total Return
CardioDynamics, Russell 2000 and Medical Equipment & Appliance Group

	1997	1998	1999	2000	2001	2002

CardioDynamics	$100	98	114	169	277	155
Russell 2000 Index	$100	93	105	104	107	95
Medical Equipment & Appliance Group	$100	122	138	172	161	162

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock – Certain Beneficial Holders

The following are the only persons known by us to own beneficially, as of January 31, 2003, five percent (5%) or more of the outstanding shares of our common stock.

	Shares Beneficially Owned
Name and Address of
Beneficial Owner	Number (1)	Percentage (2)

J. Michael Paulson(3)	6,711,621	14.5%
P.O. Box 9660
Rancho Santa Fe, CA 92067
James C. Gilstrap (4)	2,843,400	6.1%
5067 Shore Drive
Carlsbad, CA 92008
Societe Generale Veritas	3,000,000	6.5%
4 New York Plaza
New York, NY 10004

1)

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

3)

Includes 5,910,410 shares held in the Allen E. Paulson Living Trust dated 12-23-86 of which J. Michael Paulson is the Co-Trustee. Also includes 7,000 shares of common stock beneficially owned by the Allen E. Paulson Living Trust dated 12-23-86, by its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days.  Also includes 17,000 shares of common stock beneficially owned J. Michael Paulson, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Includes 97,746 shares of common stock beneficially owned by CardioDynamics Holding, LLC (CDH), of which the trust is a member with a majority interest.  Mr. Paulson disclaims beneficial ownership of these shares except to the extent of the trust’s pecuniary interest in CDH.  Excludes 2,000,000 shares of common stock owned by Mr. Paulson’s brothers.

4)

Includes 97,746 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest.  Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH.  Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest.  Mr. Gilstrap declaims any pecuniary interest in 399,752 of the shares.  Also includes 92,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the trust and 71,000 shares held in his daughters trust’s, Mr. Gilstrap disclaims beneficial ownership of such shares.

Common Stock - Management

The following table sets forth the beneficial ownership of common stock of CardioDynamics as of January 31, 2003 by each Director and each Named Officer, and by all Directors and executive officers of our Company as a group.  Each such person has a business address, care of CardioDynamics.

	Shares Beneficially Owned

Name	Number (1)(6)	Percent (2)

Russell H. Bergen (3)	115,715	*
Connie R. Curran (3)	40,000	*
Jacques C. Douziech (4)	1,417,086	3.1%
James C. Gilstrap (5)	2,843,400	6.1%
Peter C. Farrell, Ph.D. (3)	110,000	*
Stephen P. Loomis (3)	99,612	*
Richard O. Martin, Ph.D. (3)	128,000	*
Ronald A. Matricaria (3)	10,000	*
Michael K. Perry (3)	1,002,880	2.1%
Rhonda F. Rhyne (3)	392,273	*
Richard E. Trayler (3)	217,398	*
All Directors and executive
officers as a group - (13 persons)	6,543,709	13.6%

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

(4)

Includes 1,383,836 shares of common stock owned by CDP Capital – Technology Ventures, Life Sciences and Biotechnology Division, of which Mr. Douziech is a Partner.  Mr. Douziech disclaims beneficial ownership of the shares owned by CDP Capital – Technology Ventures.  Also includes 33,000 shares of common stock beneficially owned Mr. Douziech, by virtue of its right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days.

(5)

Includes 97,746 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest.  Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH.  Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest.  Mr. Gilstrap declaims any pecuniary interest in 399,752 of the shares.  Also includes 92,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from CardioDynamics under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the trust and 71,000 shares held in his daughters trust’s, Mr. Gilstrap disclaims beneficial ownership of such shares.

(6)	Shares beneficially owned include shares held by entities affiliated with certain directors and named Officers as described above in the footnotes.

Equity Compensation Plan Information

The following table sets forth certain information concerning Common Stock to be issued in connection with our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,160,107	$3.79	1,826,748
Equity compensation plans not approved by security holders	1,028,000	$1.46	None
Total	4,188,107	$3.22	1,826,748

For a discussion of our equity compensation plans, See “Note 8 Stock Options” in the Notes to the Financial Statements included in Part II. Item 8 of this Annual Report on Form 10-K.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Before and after becoming an executive officer of CardioDynamics in June 1997, Dennis G. Hepp has served as a consultant and vendor to our Company since July 1995 through the company he founded in 1989, Rivertek Medical Systems, Inc., located in Minneapolis, Minnesota.  Rivertek, which is 100% owned by Mr. Hepp and his wife, provides engineering consulting to medical device manufacturers.  The Company paid $288,000, $865,000 and $898,000 for these services in fiscal 2002, 2001 and 2000, respectively.

ITEM 14.           DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by CardioDynamics and the effect of the controls on the information generated for use in this Annual Report.  In the course of the controls evaluation, we sought to identify data errors, controls failures or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls.  This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer require that the Chief Executive Officer and Chief Financial Officer disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Annual Report.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies,” and “material weaknesses.”  “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.  “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Conclusions

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

1. Financial Statements		Page

	Independent Auditors’ Report	40

	Balance Sheets as of November 30, 2002 and 2001	41

	Statements of Operations for the years ended November 30, 2002, 2001 and 2000	42

	Statements of Shareholders’ Equity for the years ended November 30, 2002, 2001 and 2000	43

	Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000	44-45

	Notes to Financial Statements	46-61

2. Financial Statement Schedules

	Independent Auditors’ Report on Schedule and Consent	Exhibit 23.1

	Schedule II – Valuation and Qualifying Accounts for the years ended November 30, 2002, 2001 and 2000	79

	All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3. Exhibits

	The following exhibits are included with this report or incorporated herein by reference:
Exhibit	Title

2.1	Fourth Amended Plan of Reorganization. (Incorporated by reference from November 30, 1994 Form 10-KSB.)

3.1	Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

3.1.1	Amendment to Bylaws, dated June 2, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

Exhibit Index - (Continued)

Exhibit	Title

3.2	Restated Articles of Incorporation as filed July 24, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated October 16, 1998. (Incorporated by reference from November 30, 1998 Form 10-KSB.)

10.1.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated January 1, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.2	Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.2.1	Amendment to lease agreement between CRV Partners, L.P., and CardioDynamics International Corporation, dated March 21, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.3*	Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.4	1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.4.1	Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.4.2	Amendment to 1995 Stock Option/Stock Issuance Plan dated April 12, 2001. (Incorporated by reference from October 3, 2001 Form S-8.)

10.5	Line of Credit Agreement with Imperial Bank, dated January 15, 1999. (Incorporated by reference from February 28, 1999 Form 10-QSB.)

10.5.1	Seventh Amendment and extension to Line of Credit Agreement with Comerica Bank, dated September 13, 2002.

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

Exhibit Index - (Continued)

Exhibit	Title

10.8.1*

Addendum to OEM Development and Purchase Agreement between CardioDynamics International Corporation and GE Marquette Medical Systems, Inc., dated April 24, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.9**	Omnibus Amendment between CardioDynamics International Corporation and GE Medical Systems Information Technologies, Inc. (Incorporated by reference from November 30, 2000 Form 10-KSB.)

10.10	Letter Agreement dated July 18, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from July 31, 2001 Form S-3.)

10.11	Registration Rights Agreement dated July 19, 2001 between CardioDynamics and Pine Ridge Financial, Inc. (Incorporated by reference from July 31, 2001 Form S-3.)

10.12	Letter Agreement dated August 13, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from September 14, 2001 Form S-3.)

10.13	Registration Rights Agreement dated August 13, 2001 between CardioDynamics and Pine Ridge Financial, Inc. (Incorporated by reference from July 31, 2001 Form S-3.)

10.14	Letter Agreement dated August 31, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from October 3, 2001 Form S-3.)

10.15	Registration Rights Agreement dated August 31, 2001 between CardioDynamics and Pine Ridge Financial, Inc. (Incorporated by reference from October 3, 2001 Form S-3.)

10.16	Letter Agreement dated September 10, 2001 between CardioDynamics and the Allen E. Paulson Living Trust. (Incorporated by reference from September 14, 2001 Form S-3.)

10.17*

Co-Development and OEM Agreement between CardioDynamics International Corporation and Philips Medical Systems, a division of PENAC dated July 17, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

10.18	OEM Purchase Agreement between CardioDynamics International Corporation and Vasomedical, Inc. dated August 29, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

23.1	Independent Auditors’ Report on Schedule and Consent, KPMG LLP.

99.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

*	This management contract or compensatory plan or arrangement is required to be filed as an exhibit.
**

Confidential treatment has been granted as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

None.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Schedule II – Valuation and Qualifying Accounts

For the Years Ended November 30, 2002, 2001 and 2000
(In thousands)

	Column A	Column B	Column C	Column D		Column E

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Revenues	Deductions From Reserves		Balance at End of Period

Allowance for Doubtful Accounts
2000	$553	$1,928	$158	$174	(1)	$1,649
				816	(2)
2001	1,649	562	1,743	1,103	(1)	1,425
				1,426	(2)
2002	1,425	732	1,681	511	(1)	1,726
				1,601	(2)

                    (1)     Represents the net write-off’s of uncollectible accounts (less recoveries).

                    (2)     Represents the net amounts charged against revenues for sales returns.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2003	CARDIODYNAMICS INTERNATIONAL CORPORATION

	By	/s/ MICHAEL K. PERRY

Michael K. Perry Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. PERRY	Chief Executive Officer	February 28, 2003
(Principal Executive Officer)
Michael K. Perry

/s/ STEPHEN P. LOOMIS	Vice President Finance,	February 28, 2003
Chief Financial Officer
Stephen P. Loomis	(Principal Financial and Accounting Officer)

/s/ CONNIE R. CURRAN	Director	February 28, 2003

Connie R. Curran, Ed.D. RN

/s/ JACQUES C. DOUZIECH	Director	February 28, 2003

Jacques C. Douziech

/s/ PETER C. FARRELL	Director	February 28, 2003

Peter C. Farrell

/s/ JAMES C. GILSTRAP	Director	February 28, 2003

James C. Gilstrap

/s/ RONALD A. MATRICARIA	Director	February 28, 2003

Ronald A. Matricaria

/s/ RICHARD O. MARTIN, Ph.D.	Director	February 28, 2003

Richard O. Martin, Ph.D.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Michael K. Perry, Chief Executive Officer of CardioDynamics International Corporation, certify that:

1.		I have reviewed this Annual Report on Form 10-K of CardioDynamics International Corporation (the “Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which the annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as the Evaluation Date;

5.

The Registrant’s other certifying officer and I have disclosed based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of the Registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		By:	/s/ MICHAEL K. PERRY

Chief Executive Officer

Date: February 28, 2003

CERITIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Stephen P. Loomis, Vice President, Finance and Chief Financial Officer of CardioDynamics International Corporation, certify that:

1.		I have reviewed this Annual Report on Form 10-K of CardioDynamics International Corporation (the “Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which the annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as the Evaluation Date;

5

The Registrant’s other certifying officer and I have disclosed based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of the Registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		By:	/s/ STEPHEN P. LOOMIS

Chief Financial Officer

Date: February 28, 2003