Form 10-Q
period 2003-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 2003-04-14
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003

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

As of April 10, 2003, 46,186,787 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	February 28, 2003 (Unaudited)	November 30, 2002 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,965	$6,879
Accounts receivable, net of allowance for doubtful accounts of $1,943 in 2003 and $1,726 in 2002	8,431	8,349
Inventory, net	3,514	3,474
Current portion of long-term receivables	2,069	2,255
Other current assets	291	222

Total current assets	21,270	21,179
Property and equipment, net	413	414
Long-term receivables and note receivable, net	1,985	1,921
Other assets	52	52

Total assets	$23,720	$23,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,526	$1,528
Accrued expenses	236	173
Accrued salaries, wages and benefits	1,132	1,195
Income taxes payable	9	—
Current portion of deferred service revenue	249	285
Current portion of deferred rent	16	16
Reserve for warranty repairs – current	30	69
Current portion of capital lease obligations	16	16

Total current liabilities	3,214	3,282

Long-term portion of deferred service revenue	145	166
Long-term portion of deferred rent	104	106
Reserve for warranty repairs – long-term	358	264
Long-term obligations under capital leases	15	24

Total long-term liabilities	622	560

Total liabilities	3,836	3,842

Continued

CARDIODYNAMICS INTERNATIONAL CORPORATION

BALANCE SHEETS (Continued)

(In thousands, except share data)

	February 28, 2003 (Unaudited)	November 30, 2002 (Audited)
Commitments and contingencies	$—	$—
Shareholders’ equity:
Preferred stock, 18,000,000 shares authorized, no shares issued or outstanding at February 28, 2003 or November 30, 2002	—	—
Common stock, no par value, 100,000,000 shares authorized, issued and outstanding 46,186,787 at February 28, 2003 and 46,171,584 shares at November 30, 2002	49,809	49,774
Accumulated other comprehensive income	12	3
Accumulated deficit	(29,937)	(30,053)

Total shareholders’ equity	19,884	19,724

Total liabilities and shareholders’ equity	$23,720	$23,566

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended February 28,
	2003	2002
Net sales	$6,385	$4,366
Cost of sales	1,632	1,278

Gross margin	4,753	3,088

Operating expenses:
Research and development	736	642
Selling and marketing	3,481	2,721
General and administrative	499	439

Total operating expenses	4,716	3,802

Income (loss) from operations	37	(714)

Other income (expense):
Interest income	93	105
Interest expense	(5)	(18)
Other, net	—	(3)

Total other income	88	84

Income (loss) before provision for income taxes	125	(630)
Provision for income taxes	(9)	—

Net income (loss)	$116	$(630)

Net income (loss) per common share, basic and diluted	$.00	$(.01)

Weighted-average number of shares used in per share calculation
Basic	46,181	45,933

Diluted	47,240	45,933

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows

(Unaudited—In thousands)

	Three Months Ended February 28,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$116	$(630)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	57	70
Provision for obsolete inventory	12	46
Provision for warranty repairs	55	51
Provision for demonstration inventory	3	(10)
Provision for doubtful receivables	217	111
Provision for doubtful long-term receivables	3	19
Compensatory stock options granted	10	21
Other non-cash items	9	—
Changes in operating assets and liabilities:
Accounts receivable	(299)	281
Inventory	(55)	(390)
Other current assets	(69)	(107)
Long-term receivables and note receivable	119	115
Accounts payable	(2)	87
Accrued expenses	63	(34)
Accrued salaries, wages and benefits	(63)	(186)
Income taxes payable	9	—
Deferred rent	(2)	—
Deferred service revenue	(57)	(11)

Net cash provided by (used in) operating activities	126	(567)

Cash flows from investing activities:
Purchases of property and equipment	(56)	(39)

Net cash used in investing activities	(56)	(39)

Continued

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows (Continued)

(Unaudited—In thousands)

	Three Months Ended February 28,
	2003	2002
Cash flows from financing activities:
Repayment of capital lease obligations and long-term debt	$(9)	$(21)
Exercise of options and warrants	25	663
Issuance of common stock, net	—	(21)

Net cash provided by financing activities	16	621

Net increase in cash and cash equivalents	86	15
Cash and cash equivalents at beginning of period	6,879	6,394

Cash and cash equivalents at end of period	$6,965	$6,409

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$18

Cash paid for income taxes	$1	$1

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Description of Business

CardioDynamics International Corporation (“CardioDynamics”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using proprietary BioZ® ICG technology, with DISQ® (Digital Impedance Signal Quantifier) technology and the Z MARC® Algorithm.

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

We were originally incorporated in California in June 1980 and changed our name to CardioDynamics International Corporation in 1993.

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as the other financial information for the fiscal year ended November 30, 2002 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The results of operations for the three months and cash flows for the three months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2003.

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Inventory

Inventory consist of the following (in thousands):

	February 28, 2003	November 30, 2002
Electronic components and subassemblies	$1,951	$1,549
Finished goods	1,002	1,416
Demonstration units	839	772
Less provision for obsolete inventory	(141)	(129)
Less provision for demonstration inventory	(137)	(134)

	$3,514	$3,474

Property and Equipment

Property and equipment consist of the following (in thousands):

	February 28, 2003	November 30, 2002
Office furniture and equipment	$231	$211
Manufacturing, lab equipment and fixtures	281	277
Sales equipment and exhibit booth	43	43
Computer software and equipment	747	715
Leasehold improvements	117	117

	1,419	1,363
Less accumulated depreciation and amortization	(1,006)	(949)

	$413	$414

Long-Term Receivables and Note Receivable

In the third and fourth fiscal quarters of 2000, we offered no-interest financing for our BioZ® ICG systems with maturities ranging from 24 to 60 months. The long-term receivables resulting from this financing program are collateralized by the respective systems. In the first fiscal quarter of 2001, we established a similar program through third-party financing companies to replace the internal equipment-financing program. Under certain circumstances, we may continue to provide in-house financing to its customers, although the contracts now typically include market rate interest provisions. Revenue is recorded on these contracts at the time of shipment, when title transfers, and there is no right of return. Interest income is recognized over the term of the contract.

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Long-Term Receivables and Note Receivable—(Continued)

Long-term receivables and note receivable consist of the following (in thousands):

	February 28, 2002	November 30, 2002
Long-term receivables, net of deferred interest	$4,230	$4,349
Secured note receivable	394	394
Less allowance for doubtful long-term receivables	(570)	(567)

	4,054	4,176
Less current portion of long-term receivables	(2,069)	(2,255)

	$1,985	$1,921

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. The following table lists the dilutive equity instruments, each convertible into one share of common stock. For 2002, these dilutive instruments were not included in the per share calculation as their effect was antidilutive.

	For The Three Months Ended February 28,
	2003	2002
Stock options	1,676,022	3,988,619
Warrants	2,350,000	2,393,364

Total	4,026,022	6,391,983

	For the Three Months Ended February 28,
	2003	2002
Weighted average shares outstanding	46,181,000	45,933,000
Effect of dilutive securities:
Options	1,059,000	—

Dilutive potential shares outstanding	1,059,000	—

Weighted average shares and dilutive potential common shares	47,240,000	45,933,000

CARDIODYNAMICS INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Stock Options

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent stock option disclosures in both annual and interim financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

At February 28, 2003, we have one stock-based employee compensation plan. We apply APB Opinion No. 25 in accounting for our Option Plan. Stock-based employee compensation costs are not reflected in net income when the options are granted under the plan and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. During the quarter ended February 28, 2003, we granted 593,589 options to employees. No compensation cost has been recognized in the financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant.

The following table illustrates the affect on net income (loss) and net income (loss) per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation: (in thousands, except per share data):

	Three months ended February 28,
	2003	2002
Net income (loss), as reported	$116	$(630)
Pro forma net (loss)	$(201)	$(812)
Net income (loss) per common share, basic and diluted, as reported	$.00	$(.01)
Pro forma net loss per common share, basic and diluted	$(.00)	$(.02)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q reflects the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2002. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-K for the year ended November 30, 2002, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2002, as well as the other interim unaudited financial information for the current fiscal year.

OVERVIEW

CardioDynamics is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using our proprietary, patented ICG technology.

Our ICG technology non-invasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our BioZ® ICG Monitors have been cleared by the Federal Drug Administration (FDA) and carry the CE mark.

We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies (GEMS-IT) and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and in January 2001, implemented national uniform pricing throughout the United States. To date, we have sold over 2,400 ICG systems to over 1,650 physician offices and hospital sites throughout the world.

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

Electrocardiogram (ECG) is a widely used noninvasive assessment of the electrical characteristics of the heart. Our ICG technology non-invasively quantifies the mechanical functioning of the heart. Conditions that can interfere with the proper mechanical functioning of the heart include hypertension, congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements ECG and supplements information obtained through the five vital signs—heart rate, respiration rate, body temperature, blood pressure and oxygen saturation—immediately, safely and cost effectively. Our customers have suggested noninvasive cardiac output to be the “Sixth Vital Sign.”

Currently, the primary method used to measure hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive PAC procedure requires hospitalization and involves an incision into the patient’s neck or groin region and the insertion of a catheter (plastic tube) into the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death.

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

Our objective is to establish our BioZ® ICG technology as a standard of care in cardiovascular medicine. Key elements of our strategy include efforts to:

•	accelerate market penetration through expansion of our direct sales force and distribution network;

•	leverage sales force investment by offering select, complimentary products;

•	broaden our distribution channels through strategic relationships;

•	grow and protect recurring revenue through increased use of our proprietary disposable sensors;

•	maintain market leadership through continuous innovation, product improvements and extensions; and

•	target new market opportunities through technology and application development.

RESULTS OF OPERATIONS (Quarters referred to herein are fiscal quarters ended February 28)

Revenues—Net sales for the first quarter of fiscal 2003 were $6,385,000, an increase of 46% over the first quarter of 2002 in which net sales were $4,366,000. This increase in sales during the three months ended February 28, 2003, can be attributed to increasing penetration in the outpatient market and accelerating recurring BioZtect® sensor revenue. We sold 185 BioZ® Systems during the quarter, 138 of which were sold through our direct sales force into the domestic outpatient market, up 53% from the same quarter last year. We have now sold over 2,400 stand-alone BioZ® Systems to more than 1,650 customers, representing a 37% increase in the number of active customers from one year ago.

Sales by our domestic direct sales force, which targets physician offices and hospitals, increased 49% in the first quarter of 2003 over the first quarter in 2002, representing 91% of our overall sales for the quarter. We experienced a 51% increase in unit productivity by our direct sales force, partly driven by the popularity of our third-party leasing programs. Approximately 50% of the domestic BioZ Systems sold during the first quarter were leased through third-party lessors at below market interest rates, and as a result our average net revenue achieved per unit declined 2.9%.

Each time our BioZ® products are used, disposable sets of four BioZtect® sensors are required. This recurring sensor revenue increased 79% in the first quarter of 2003 to $977,000 (15% of sales), from $547,000 (13% of sales) in the same quarter of 2002. The BioZtect® sensors for our ICG Module have a list price of $19.95 and sensors for our stand-alone systems have a list price of $10.95 per application, however customers can obtain significant sensor pricing discounts through our discount sensor program in exchange for minimum monthly sensor purchase commitments. At the end of the first quarter of 2003, approximately 40% of our active customer base were participating in the discount sensor program. As the installed base of BioZ® equipment grows, we expect the revenue generated by our disposable BioZtect® sensors to continue to increase.

Sales of our BioZ® products internationally increased from $403,000 to $500,000 during the first quarters of 2002 and 2003, respectively. Revenue derived from extended service contracts, spare parts and non-warranty repairs for the first quarter of 2003 was $59,000, down from $65,000 for the three months ended February 28, 2002. Prior to 2001, our systems included a 13-month warranty, however, since then our new BioZ® Systems come with a standard five-year warranty. As a result, we do not anticipate that this revenue stream will grow significantly in the near term.

Gross Margin—We generated $4,753,000 of gross margin in the first quarter, up 54% over the same quarter last year in which our gross margin was $3,088,000. As a percentage of sales, our gross margin improved to 74.% in the first quarter of 2003, from 71% in the same quarter last year. Manufacturing engineering expenses were down by $198,000 in the first quarter 2003 from the same quarter in 2002 as a result of improved stability of the re-engineered BioZ.com® which commenced shipments in late 2001. In addition, as a result of increased purchased volumes, we obtained a 21% reduction in the cost of our disposable BioZtect® sensors.

Research and Development—Our investment in research, product development and clinical studies increased 15% in the first quarter of 2003 to $736,000, over $642,000 in the first quarter of 2002. Spending on clinical studies dropped by $99,000 in the first quarter of 2003, compared to the same quarter last year as Phase I of the PREDICT study is now completed and we are in the process of compiling and analyzing the data. Data collection for the ESCAPE-BIG study, which began in mid 2001, is approximately 50% complete and is targeted to move into the analysis phase by the end of this year.

We entered into a co-development and OEM agreement with Philips Medical Systems in the third quarter of 2002 under which we will develop and manufacture a proprietary ICG module for integration into the Philips 12-lead electrocardiography (ECG) products, providing a combined ECG/ICG monitor. We are estimating that this product will be released in late 2004. Under the terms of the agreement, the co-developed products will be sold by both companies. We do not anticipate that this development and OEM agreement will require significant additional development resources, nor do we expect to derive additional revenue from the co-developed product in 2003.

Selling and Marketing—Selling and marketing expenses for the first quarter of 2003 were $3,481,000, up 28% over the first quarter of 2002 at $2,721,000. The expense growth was primarily due to higher commission expense on increased sales by our direct sales force and additional allowance for doubtful accounts resulting from higher accounts receivable balances. We now have a total of 65 field sales personnel, up 10% over last year at this same time. We plan to increase the number of field sales personnel by approximately 10% to 15% throughout the balance of this year.

General and Administrative—Our general and administrative expenses were $499,000 in the first quarter 2003, compared with $439,000 in first quarter of 2002. As a percentage of sales, general and administrative expenses for the first three months of 2003 were 8%, down from 10% in the same period last year. This decrease is largely a result of our ongoing focus on administrative cost containment despite continued sales growth.

Other Income and Expense—We earned $93,000 of interest income in the first quarter of 2003, down from $105,000 in the first quarter of 2002. The decrease is primarily due to lower rates of interest earned on invested funds and internally financed leases. We incurred interest expense of $5,000 in the first quarter of 2003, down from $18,000 in the same period last year. Interest expense is primarily related to capital leases, many of which are nearing the end of their terms.

Net Income (Loss)—Net income for the first quarter of 2003 was $116,000 or $0.00 per common share, compared with a net loss of $630,000 or ($0.01) per common share for the first quarter of 2002, an improvement of 118%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months of 2003 was $126,000, compared with $567,000 used in operating activities in the first three months of 2002. For the quarter ended February 28, 2003, net income was the largest generator of operating cash flow.

For the first three months of 2003, $16,000 of cash was provided by financing activities, compared with $621,000 provided during the same three-month period of 2002. The cash provided by financing activities in both periods were primarily the result of the exercise of stock options and warrants.

We have a secured revolving credit line with Comerica Bank that provides for borrowings up to $4,000,000 at the bank’s prime rate through September 2003. All the assets of the Company collateralize the credit line. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. At February 28, 2003 there were no outstanding borrowings under the line of credit.

We have operating loss carryforwards of approximately $24,000,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards. As a result of the California state budget shortfall, California has suspended the use of net operating loss carryforwards for fiscal years 2003 and 2004, which will require us to pay franchise tax on any income earned in California in those years.

Since May 1999, we have raised approximately $24 million through various private placements of common stock to accredited and institutional investors. To date, these financings, together with the line of credit and various loans, have provided the capital required to fund initial commercialization of our BioZ® products. In the near term, we intend to use our cash on hand and availability under our line of credit to fund ongoing research and development efforts, expansion of our field sales force and international sales presence, capital expenditures and to meet our working capital requirements.

Our long-term liquidity will depend on our ability to further commercialize the BioZ® and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

RECENT ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent stock option disclosures in both annual and interim financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have adopted this disclosure requirement effective with this quarterly filing.

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

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by CardioDynamics and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls failures or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer require that the Chief Executive Officer and Chief Financial Officer disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Report.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit	Title

99.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

None.

CARDIODYNAMICS INTERNATIONAL CORPORATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and we believe had a reasonable basis when expressed, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” etc., and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference as well as other risks are detailed in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2002 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2003	By:	/s/ MICHAEL K. PERRY
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2003	By:	/s/ STEPHEN P. LOOMIS
Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael K. Perry, Chief Executive Officer of CardioDynamics International Corporation, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of CardioDynamics International Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which the periodic report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL K. PERRY
Chief Executive Officer

Date: April 14, 2003

CERTIFICATIONS

I, Stephen P. Loomis, Vice President, Finance and Chief Financial Officer of CardioDynamics International Corporation, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of CardioDynamics International Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which the periodic report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEPHEN P. LOOMIS
Chief Financial Officer

Date: April 14, 2003