Form 10-Q
period 2003-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2003-07-15
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from                      to

Commission File Number: 0-11868

CARDIODYNAMICS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-533362 (IRS Employer Identification No.)

6175 Nancy Ridge Drive, Suite 300, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

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

As of July 10, 2003, 46,200,724 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial	Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Balance Sheets

(Unaudited, in thousands, except share data)

	May 31, 2003	November 30, 2002
Assets
Current assets:
Cash and cash equivalents	$7,179	$6,879
Accounts receivable, net of allowance for doubtful accounts of $2,230 in 2003 and $1,726 in 2002	7,946	8,349
Inventory, net	3,494	3,474
Current portion of long-term receivables	2,487	2,522
Other current assets	336	222

Total current assets	21,442	21,446
Property and equipment, net	539	414
Long-term receivables and note receivable, net	1,785	1,654
Other assets	52	52

Total assets	$23,818	$23,566

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,111	$1,528
Accrued expenses	111	173
Accrued salaries, wages and benefits	1,147	1,195
Income taxes payable	48	—
Current portion of deferred service revenue	247	285
Current portion of deferred rent	16	16
Reserve for warranty repairs – current	18	69
Current portion of capital lease obligations	16	16

Total current liabilities	2,714	3,282

Long-term portion of deferred service revenue	133	166
Long-term portion of deferred rent	101	106
Reserve for warranty repairs – long-term	440	264
Long-term obligations under capital leases	11	24

Total long-term liabilities	685	560

Total liabilities	3,399	3,842

Continued

CARDIODYNAMICS INTERNATIONAL CORPORATION

Balance Sheets (Continued)

(Unaudited, in thousands, except share data)

	May 31, 2003	November 30, 2002
Commitments and contingencies	$—	$—
Shareholders’ equity:
Preferred stock, 18,000,000 shares authorized, no shares issued or outstanding at May 31, 2003 or November 30, 2002	—	—
Common stock, no par value, 100,000,000 shares authorized, issued and outstanding 46,186,787 at May 31, 2003 and 46,171,584 shares at November 30, 2002	49,832	49,774
Accumulated other comprehensive income	6	3
Accumulated deficit	(29,419)	(30,053)

Total shareholders’ equity	20,419	19,724

Total liabilities and shareholders’ equity	$23,818	$23,566

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Operations

(Unaudited – In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net sales	$7,285	$5,623	$13,670	$9,989
Cost of sales	1,672	1,560	3,304	2,838

Gross margin	5,613	4,063	10,366	7,151

Operating expenses:
Research and development	784	611	1,520	1,253
Selling and marketing	3,870	3,049	7,351	5,770
General and administrative	479	422	978	861

Total operating expenses	5,133	4,082	9,849	7,884

Income (loss) from operations	480	(19)	517	(733)

Other income (expense):
Interest income	82	76	175	182
Interest expense	(5)	(3)	(10)	(6)
Other, net	—	(6)	—	(25)

Total other income	77	67	165	151

Income (loss) before provision for income taxes	557	48	682	(582)
Provision for income taxes	(39)	(1)	(48)	(1)

Net income (loss)	$518	$47	$634	$(583)

Net income (loss) per common share, basic and diluted	$.01	$.00	$.01	$(.01)

Weighted-average number of shares used in per share calculation:
Basic	46,187	46,114	46,184	46,024

Diluted	47,104	47,433	47,176	46,024

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows

(Unaudited – In thousands)

	Six Months Ended May 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$634	$(583)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	147	144
Provision for obsolete inventory	15	56
Provision for warranty repairs	125	78
Provision for (reduction in) demonstration inventory	8	(16)
Provision for doubtful receivables	504	188
Provision for doubtful long-term receivables	13	25
Compensatory stock options granted	19	36
Other non-cash items	3	—
Changes in operating assets and liabilities:
Accounts receivable	(101)	371
Inventory	(43)	(760)
Other current assets	(114)	(240)
Long-term receivables and note receivable	(109)	(24)
Accounts payable	(417)	112
Accrued expenses	(62)	(15)
Accrued salaries, wages and benefits	(48)	(82)
Income taxes payable	48	—
Deferred rent	(5)	—
Deferred service revenue	(71)	(10)

Net cash provided by (used in) operating activities	546	(720)

Cash flows from investing activities:
Purchases of property and equipment	(272)	(92)

Net cash used in investing activities	(272)	(92)

Continued

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows (Continued)

(Unaudited – In thousands)

	Six Months Ended May 31,
	2003	2002
Cash flows from financing activities:
Repayment of capital lease obligations and long-term debt	$(13)	$(41)
Exercise of options and warrants	25	883
Issuance of common stock, net	14	(19)

Net cash provided by financing activities	26	823

Net increase in cash and cash equivalents	300	11
Cash and cash equivalents at beginning of period	6,879	6,394

Cash and cash equivalents at end of period	$7,179	$6,405

Supplemental disclosures of cash flow:
Cash paid for interest	$10	$18

Cash paid for income taxes	$—	$1

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

1. Description of Business

CardioDynamics International Corporation (“CardioDynamics”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using proprietary BioZ® ICG technology, with DISQ® (Digital Impedance Signal Quantifier) technology, AERIS™ (Adaptive Extraction & Recognition of Impedance Signals) processing and the Z MARC® Algorithm.

Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ® ICG systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings. Just as Electrocardiography (ECG) noninvasively monitors the heart’s electrical characteristics, ICG makes it possible to noninvasively assess the heart’s mechanical characteristics. Our technology noninvasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our products provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead products, the BioZ® ICG Monitor and the BioZ® ICG Module for GEMS-IT Patient Monitoring Systems have been cleared by the Food and Drug Administration (FDA) and carry the CE mark.

Our strategic partners include GE Medical Systems Information Technologies (GEMS-IT), Philips Medical Systems, Spacelabs Medical Systems, Vasomedical and SunTech Medical Instruments, Inc.

We were originally incorporated in California in June 1980 and changed our name to CardioDynamics International Corporation in 1993.

a. Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended November 30, 2002 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The results of operations for the three and six months ended May 31, 2003 and cash flows for the six months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2003.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

b. Stock Options

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent stock option disclosures in both annual and interim financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002.

At May 31, 2003, we have one stock-based employee compensation plan. We apply APB Opinion No. 25 in accounting for our Plan. Stock-based employee compensation costs are not reflected in net income when the options are granted under the plan and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. No compensation cost has been recognized in the financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

	(in thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net income (loss), as reported	$518	$47	$634	$(583)
Pro forma net income (loss)	188	(207)	(13)	(1,019)
Net income (loss) per common share, basic and diluted, as reported	.01	.00	.01	(.01)
Pro forma net income (loss) per common share, basic and diluted	.00	(.00)	(.00)	(.02)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

2.	Inventory

Inventory consist of the following (in thousands):

	May 31, 2003	November 30, 2002
Electronic components and subassemblies	$1,744	$1,549
Finished goods	1,218	1,416
Demonstration units	818	772
Less provision for obsolete inventory	(144)	(129)
Less provision for demonstration inventory	(142)	(134)

	$3,494	3,474

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	May 31, 2003	November 30, 2002
Office furniture and equipment	$243	211
Manufacturing, lab equipment and fixtures	292	277
Sales equipment and exhibit booth	48	43
Computer software and equipment	935	715
Leasehold improvements	117	117

	1,635	1,363
Less accumulated depreciation and amortization	(1,096)	(949)

	$539	414

4.	Long-Term Receivables and Note Receivable

In the third and fourth fiscal quarters of 2000, we offered no-interest financing for our BioZ® ICG systems with maturities ranging from 24 to 60 months. The long-term receivables resulting from this financing program are collateralized by the respective systems. In the first fiscal quarter of 2001, we established a similar program through third-party financing companies to replace the internal equipment-financing program. Under certain circumstances, we may continue to provide in-house financing to our customers, although the contracts now typically include market rate interest provisions. Revenue is recorded on these contracts at the time of shipment, when title transfers, and there is no right of return. Interest income is recognized over the term of the contract.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

4.	Long-Term Receivables and Note Receivable – (Continued)

Long-term receivables and note receivable consist of the following (in thousands):

	May 31, 2003	November 30, 2002
Long-term receivables, net of deferred interest	$4,458	$4,349
Secured note receivable	394	394
Less allowance for doubtful long-term receivables	(580)	(567)

	4,272	4,176
Less current portion of long-term receivables	(2,487)	(2,522)

	$1,785	$1,654

5.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. The following table lists the dilutive equity instruments, each convertible into one share of common stock (in thousands):

	May 31,
	2003	2002
Stock options	4,812	4,003
Warrants	2,359	2,379

Total	7,171	6,382

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Weighted-average number of shares used in basic per share calculation	46,187	46,114	46,184	46,024

Effect of dilutive securities:
Stock options	917	1,266	992	—
Warrants	—	53	—	—

Dilutive potential shares outstanding	917	1,319	992	—

Weighted-average number of shares used in diluted per share calculation	47,104	47,433	47,176	46,024

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, collaborations, trends or operating results, potential market size, growth and penetration rates, also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2002. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-K for the year ended November 30, 2002, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operation and cash flows.

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

Our ICG technology non-invasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our products provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our BioZ® ICG Monitors have been cleared by the Federal Drug Administration (FDA) and carry the CE mark.

We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies (GEMS-IT) and a network of international distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and in January 2001, implemented national uniform pricing throughout the United States. To date, we have sold over 2,600 ICG systems to physician offices and hospital sites throughout the world.

Our products help physicians assess, diagnose, and treat cardiovascular disease, which is the number one killer of adults in the United States. According to the American Heart Association (AHA), approximately one in five Americans has some form of cardiovascular disease. The AHA estimated that over $329 billion was spent in the United States during 2002 as a result of cardiovascular disease and stroke. This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services and medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

Electrocardiogram (ECG) is a widely used noninvasive assessment of the electrical characteristics of the heart. Our ICG technology non-invasively quantifies the mechanical functioning of the heart. Conditions that can interfere with the proper mechanical functioning of the heart include hypertension, congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements ECG and supplements information obtained through the five vital signs – heart rate, respiration rate, body temperature, blood pressure and oxygen saturation – quickly, safely and cost effectively. Our customers have suggested noninvasive cardiac output to be the “Sixth Vital Sign.”

Currently, the primary method used to assess hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive PAC procedure requires hospitalization and involves an incision into the patient’s neck or groin region and the insertion of a catheter (plastic tube) into the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and include irregular heartbeats, infection, pulmonary artery rupture and death.

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

During ICG monitoring using our BioZ® ICG systems, an undetectable electrical signal is sent through our proprietary sensors on the patient’s neck and chest. Our sophisticated DISQ® (Digital Impedance Signal Quantifier) technology, AERIS™ (Adaptive Extraction & Recognition of Impedance Signals) processing and Z MARC® Algorithm analyze and record significant hemodynamic parameters. Based on this data, a physician can quickly and safely identify underlying cardiovascular disorder, assess and diagnose, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications.

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

RESULTS OF OPERATIONS (Quarters referred to herein are fiscal quarters ended May 31)

Net Sales – Net sales for the second quarter of 2003 were $7,285,000, an increase of 30% over the same three-month period of 2002 in which net sales were $5,623,000. During the first six months of fiscal 2003, net sales were $13,670,000, up 37% from $9,989,000 in the first half of fiscal 2002. The increase in net sales in the second quarter can be attributed to a 21% increase in the number of BioZ Systems sold and a 71% increase in disposable sensor revenue. We sold 183 BioZ Systems and placed nine fee-per-use rentals during our second quarter, up from 151 sold and eight fee-per use rentals in the same quarter last year.

Sales by our domestic direct sales force, which targets physician offices and hospitals, increased 34% in the second quarter of 2003 over the second quarter in 2002, representing 95% of our overall sales for the quarter. We experienced a 25% increase in unit productivity by our direct sales force compared with the same quarter last year, partly driven by lower sales force turnover and the sales support of our clinical application specialists. These specialists assist in three primary areas: pre-sales activities including demonstrations, post sales activities such as initial set-up and training for physician and staff, and ongoing customer support to maintain customer satisfaction and increase recurring sales of our proprietary disposable sensors.

Each time our BioZ® products are used, disposable sets of four BioZtect® sensors are required. This recurring sensor revenue increased 71% in the second quarter of 2003 to $1,198,000 accounting for 16% of sales, up from $701,000 or 12% of sales in the same quarter of 2002. The growth was primarily driven by a 58% increase in the number of units in the active installed base along with a 21% increase in the average use per BioZ system in the installed base. Sensor sales for the first six months of fiscal 2003 were $2,175,000, an increase of 74% over sensors sold during the same period last year of $1,248,000. The BioZtect® sensors for our ICG Module have a list price of $19.95 and we recently increased the list price for our BioZ sensors from $9.95 to $10.95 per application; however, domestic outpatient customers can obtain significant sensor pricing discounts through our discount sensor program in exchange for minimum monthly sensor purchase commitments. At the end of the second quarter of 2003, approximately 46% of our active customer base was participating in the discount sensor program. As the installed base of BioZ® equipment grows, we expect the revenue generated by our disposable BioZtect® sensors to continue to increase.

International sales were $268,000 in the second quarter of 2003, compared with $382,000 in the second quarter of 2002. In the first half of fiscal 2003, international sales were $767,000, a decrease of 2% over international sales of $785,000 in the same six months last year.

Revenue derived from extended service contracts, spare parts, accessories and non-warranty repairs for the second quarter of 2003 was $246,000, up from $221,000 for the three months ended May 31, 2002 and $377,000 versus $354,000 in the first half of 2003 and 2002, respectively. Prior to 2001, our systems included a 13-month warranty, however, since then our new BioZ® Systems come with a standard five-year warranty. As a result, we do not anticipate that this revenue stream will grow significantly in the near term.

Gross Margin – We generated $5,613,000 of gross margin in the second quarter, up 38% over the same quarter last year in which our gross margin was $4,063,000. As a percentage of sales, our gross margin was 77% in the second quarter, up from 72% in the same quarter last year. In the first half of fiscal 2003, our gross margin percentage was 76% of sales, up from 72% of sales in the same six-month period last year. The increase in gross margin is largely the result of improved manufacturing efficiencies, a decrease in our sensor costs, higher net revenue per unit due to modified leasing company incentive programs and a reduction in the number of demo systems sold at a lower list price.

Research and Development – Our investment in research, product development and clinical studies increased 28% in the second quarter of 2003 to $784,000, from $611,000 in the second quarter of 2002. For the first six months of fiscal 2003 expenditures for research and development increased to $1,520,000 from $1,253,000 during the first six months of fiscal 2002. The majority of the increase can be attributed to the hiring of additional engineering and research personnel providing us with the capacity to focus increased attention on the development of new products and product enhancements.

We entered into a co-development and OEM agreement with Philips Medical Systems in the third quarter of 2002 under which we will develop and manufacture a proprietary ICG module for integration into the Philips 12-lead electrocardiography (ECG) products, providing a combined ECG/ICG monitor. We are expecting this product to be released in the second half of 2004. Under the terms of the agreement, the co-developed products will be sold by both companies. We do not anticipate that this development and OEM agreement will require significant additional development resources, nor do we expect to derive additional revenue from the co-developed product in 2003.

Spending on clinical studies during the first six months of fiscal 2003, decreased approximately $156,000 compared to the same six-month period last year now that Phase I data collection of the PREDICT study has been completed and we are in the process of compiling and analyzing the data. Data collection for the ESCAPE-BIG study, which began in mid 2001, is targeted to be completed and move into the analysis phase by the end of this year.

Selling and Marketing – Selling and marketing expenses for the second quarter of 2003 were $3,870,000, up 27% over the second quarter of 2002 at $3,049,000. For the six months ended May 31, 2003, selling and marketing expenses were $7,351,000 compared to $5,770,000 for the same six-month period last year. The expense growth was primarily due to higher commission expense on increased sales by our direct sales force and additional allowance for doubtful accounts resulting from higher accounts receivable balances. Selling and marketing expenses for the first half of fiscal 2003 were 54% of sales, down from 58% in the same period last year. This improvement is primarily due to the increased productivity of our domestic sales force. We now have a total of 66 field sales personnel, up 8% over last year at this same time. We plan to increase the number of field sales personnel by approximately 10% to 15% by the end of this year.

General and Administrative – Our general and administrative expenses were $479,000 in the second quarter 2003, compared with $422,000 in second quarter of 2002. For the six months ended May 31, 2003 general and administrative costs were $978,000, compared to $861,000 in the first six months of fiscal 2002. As a percentage of sales, general and administrative expenses for the six months of fiscal 2003 were 7%, down from 9% in the same period last year. This decrease is largely a result of our ongoing focus on administrative cost containment and continued sales growth.

Other Income and Expense – We earned $82,000 of interest income in the second quarter of 2003, up from $76,000 earned in the second quarter of 2002. The increase is primarily due to an increase in the funds available for investment and an increase in the interest received on our internally financed leases. Year to date interest income is slightly down at $175,000, as compared to $182,000 during 2002. The year to date decrease is primarily due to lower interest rates earned on our invested funds. Interest expense for the six months ended May 31, 2003 was $10,000, compared to $6,000 for the same six-month period last year and is primarily related to capital leases.

Net Income (Loss) – Net income in the second quarter of fiscal 2003 was $518,000 or $0.01 per common share, bringing our net income in the first half of 2003 to $634,000 or $0.01 per common share. In fiscal 2002 we had net income in the second quarter of $47,000, or $0.00 per common share, reducing our first half of 2002 net loss to $583,000 or ($0.01) per common share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first six months of 2003 was $546,000, compared with a use of $720,000 in the first six months of fiscal 2002. The improvement in operating cash flow resulted from the net income earned along with non-cash provisions for depreciation, warranty repairs and doubtful receivables, partly offset by a reduction in accounts payable.

For the first six months of fiscal 2003, $272,000 was invested in property and equipment compared with $92,000 during the same time period last year. Much of the increased investment in fiscal 2003 is for a new computer information system that we are currently in the process of implementing. We expect to convert to the new system early in our fourth quarter of 2003.

For the first six months of fiscal 2003, $26,000 of cash was provided by financing activities, compared with $823,000 provided during the same six-month period of 2002. The cash provided by financing activities in both periods was primarily the result of the exercise of stock options and warrants.

We have a secured revolving credit line with Comerica Bank that provides for borrowings up to $4,000,000 at the bank’s prime rate through September 2003. All the assets of the Company collateralize the credit line. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. At May 31, 2003, there were no outstanding borrowings under the line of credit and it is not anticipated that borrowings will be necessary during the balance of this fiscal year.

We have operating loss carryforwards of approximately $24 million for federal income tax purposes. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards. As a result of the California state budget shortfall, California has suspended the use of net operating loss carryforwards in 2003 and 2004, which will require us to pay franchise tax on any income earned in California in those years.

Since May 1999, we have raised approximately $24 million through various private placements of common stock to accredited and institutional investors. To date, these financings, together with the line of credit and various loans, have provided the capital required to fund initial commercialization of our BioZ® products. In the near term, we intend to use our cash on hand and availability under our line of credit to fund ongoing research and development efforts, expansion of our field sales force, capital expenditures and to meet our working capital requirements.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Report.

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

Our CEO and CFO have, within 90 days of the date of this report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our CEO and CFO have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II – OTHER INFORMATION

Item 1.		Legal Proceedings None.

Item 2.		Changes in Securities None.

Item 3.		Defaults Upon Senior Securities None.

Item 4.		Submission of Matters to a Vote of Security Holders None.

Item 5.		Other Information None.

Item 6.		Exhibits and Reports on Form 8-K

(a	)	Exhibits:

Exhibit		Title

10.1		Amendment to 1995 Stock Option/Stock Issuance Plan dated October 17, 2002.

99.1		Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K: None

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

Date: July 14, 2003	By:	/s/ MICHAEL K. PERRY
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2003	By:	/s/ STEPHEN P. LOOMIS
Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael K. Perry, Chief Executive Officer of CardioDynamics International Corporation, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of CardioDynamics International Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which the periodic report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of the Registrant’s board of directors (or persons performing the equivalent function);

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL K. PERRY
Chief Executive Officer

Date: July 14, 2003

CERTIFICATIONS

I, Stephen P. Loomis, Chief Financial Officer of CardioDynamics International Corporation, certify that:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEPHEN P. LOOMIS
Chief Financial Officer

Date: July 14, 2003