Form 10-Q
period 2003-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2003-10-15
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003

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

As of October 8, 2003, 46,441,566 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Balance Sheets

(Unaudited, in thousands, except share data)

	August 31, 2003	November 30, 2002
Assets
Current assets:
Cash and cash equivalents	$3,240	$2,354
Short-term investments	4,591	4,525
Accounts receivable, net of allowance for doubtful accounts of $2,135 in 2003 and $1,726 in 2002	8,268	8,616
Inventory, net	3,665	3,474
Current portion of long-term receivables	2,319	2,255
Other current assets	366	222

Total current assets	22,449	21,446

Property and equipment, net	523	414
Long-term receivables and note receivable, net	1,685	1,654
Other assets	98	52

Total assets	$24,755	$23,566

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$824	$1,528
Accrued expenses	269	173
Accrued salaries, wages and benefits	1,073	1,195
Income taxes payable	112	—
Deferred revenue	316	285
Current portion of deferred rent	8	16
Reserve for warranty repairs – current	15	69
Current portion of capital lease obligations	10	16

Total current liabilities	2,627	3,282

Long-term portion of deferred revenue	126	166
Long-term portion of deferred rent	106	106
Reserve for warranty repairs – long-term	523	264
Long-term portion of capital lease obligations	16	24

Total long-term liabilities	771	560

Total liabilities	3,398	3,842
Commitments and contingencies	$—	$—

Shareholders’ equity:
Preferred stock, 18,000,000 shares authorized, no shares issued or outstanding at August 31, 2003 or November 30, 2002	—	—
Common stock, no par value, 100,000,000 shares authorized, issued and outstanding 46,222,844 at August 31, 2003 and 46,171,584 shares at November 30, 2002	49,960	49,774
Accumulated other comprehensive (loss) income	(17)	3
Accumulated deficit	(28,586)	(30,053)

Total shareholders’ equity	21,357	19,724

Total liabilities and shareholders’ equity	$24,755	$23,566

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net sales	$7,808	$6,278	$21,478	$16,267
Cost of sales	1,768	1,411	5,072	4,250

Gross margin	6,040	4,867	16,406	12,017

Operating expenses:
Research and development	782	559	2,302	1,812
Selling and marketing	3,935	3,522	11,286	9,292
General and administrative	528	534	1,506	1,395

Total operating expenses	5,245	4,615	15,094	12,499

Income (loss) from operations	795	252	1,312	(482)

Other income (expense):
Interest income	106	104	281	286
Interest expense	(4)	(2)	(14)	(8)
Other, net	—	(15)	—	(39)

Total other income	102	87	267	239

Income (loss) before provision for income taxes	897	339	1,579	(243)

Provision for income taxes	(64)	—	(112)	(1)

Net income (loss)	$833	$339	$1,467	$(244)

Net income (loss) per common share, basic and diluted	$.02	$.01	$.03	$(.01)

Weighted-average number of shares used in per share calculation:
Basic	46,202	46,144	46,190	46,065

Diluted	47,562	47,063	47,296	46,065

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,467	$(244)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	248	220
Provision for (reduction in) obsolete inventory	20	(424)
Provision for warranty repairs	205	110
Provision for (reduction in) demonstration inventory	8	(10)
Provision for doubtful receivables	409	331
Provision for doubtful long-term receivables	18	53
Compensatory stock options granted	26	51
Changes in operating assets and liabilities:
Accounts receivable	(61)	(454)
Inventory	(219)	(416)
Other current assets	(144)	(616)
Other assets	(46)	—
Long-term receivables and note receivable	(113)	475
Accounts payable	(704)	330
Accrued expenses	96	(66)
Accrued salaries, wages and benefits	(122)	(6)
Income taxes payable	112	—
Deferred rent	(8)	122
Deferred revenue	(9)	14

Net cash provided by (used in) operating activities	1,183	(523)

Cash flows from investing activities:
Purchases of short-term investments	(2,086)	(4,503)
Maturities of short-term investments	2,000	—
Purchases of property and equipment	(357)	(151)

Net cash used in investing activities	(443)	(4,654)

Cash flows from financing activities:
Repayment of capital lease obligations	(14)	(60)
Exercise of stock options and warrants	133	889
Issuance of common stock, net	27	(26)

Net cash provided by financing activities	146	803

Net increase (decrease) in cash and cash equivalents	886	(4,381)
Cash and cash equivalents at beginning of period	2,354	6,394

Cash and cash equivalents at end of period	$3,240	$2,013

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$(14)	$(8)

Income taxes	$—	$(1)

Supplemental disclosure of non-cash investing activity:
Unrealized holding (loss) gain on available-for-sale securities, less deferred tax effect	$(20)	$7

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

1.	Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “We”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive heart-monitoring devices using proprietary BioZ® ICG technology, with DISQ® (Digital Impedance Signal Quantifier) technology, AERIS™ (Adaptive Extraction & Recognition of Impedance Signals) processing and the Z MARC® Algorithm.

Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ® ICG systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings. Just as Electrocardiography (ECG) noninvasively monitors the heart’s electrical characteristics, ICG makes it possible to noninvasively assess the heart’s mechanical characteristics. Our technology noninvasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our products provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead products, the BioZ® ICG Monitor and the BioZ® ICG Module for GEMS-IT Patient Monitoring Systems, have been cleared by the Food and Drug Administration (FDA) and carry the CE mark.

Our strategic partners include GE Medical Systems Information Technologies (GEMS-IT), Philips Medical Systems, Spacelabs Medical Systems, Vasomedical and SunTech Medical Instruments, Inc.

We were originally incorporated in California in June 1980 and changed our name to CardioDynamics International Corporation in 1993.

a.	Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These statements should be read along with the Financial Statements and Notes that go along with our audited financial statements, as well as other financial information for the fiscal year ended November 30, 2002 as presented in our Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The results of operations for the three and nine months ended August 31, 2003 and cash flows for the nine months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2003.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

b.	Stock Options

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent stock option disclosures in both annual and interim financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002. We have implemented the disclosure provisions of SFAS No. 148.

At August 31, 2003, we have one stock-based employee compensation plan. We apply APB Opinion No. 25 in accounting for our Plan. Stock-based employee compensation costs are not reflected in net income when the options are granted under the plan and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. No compensation cost has been recognized in the financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant. Awards under the plan vest over periods up to four years.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	(in thousands, except per share data)
	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net income (loss), as reported	$833	$339	$1,467	$(244)
Add: Stock-based employee compensation expense included in report of net income	7	15	26	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(586)	(650)	(1,502)	(1728)

Pro forma net income (loss)	$254	$(296)	$(9)	$(1,921)

Earnings (loss) per share:
As reported - basic and diluted	.02	.01	.03	(.01)
Pro forma - basic and diluted	.01	(.01)	.00	(.04)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

2.	Inventory

Inventory consist of the following (in thousands):

	August 31, 2003	November 30, 2002
Electronic components and subassemblies	$1,871	$1,549
Finished goods	1,199	1,416
Demonstration units	886	772
Less provision for obsolete inventory	(149)	(129)
Less provision for demonstration inventory	(142)	(134)

	$3,665	$3,474

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	August 31, 2003	November 30, 2002
Computer software and equipment	$1,038	$715
Manufacturing, lab equipment and fixtures	292	277
Office furniture and equipment	225	211
Leasehold improvements	117	117
Sales equipment and exhibit booth	48	43

	1,720	1,363
Less accumulated depreciation and amortization	(1,197)	(949)

	$523	$414

4.	Long-Term Receivables and Note Receivable

In the third and fourth fiscal quarters of 2000, we offered no-interest financing for our BioZ® ICG systems with maturities ranging from 24 to 60 months. The long-term receivables resulting from this financing program are collateralized by the respective systems. In the first fiscal quarter of 2001, we established a similar program through third-party financing companies to replace the internal equipment-financing program. Under certain circum-stances, we may continue to provide in-house financing to our customers, although the contracts now typically include market rate interest provisions. Revenue is recorded on these contracts at the time of shipment, when title transfers, and there is no right of return. Interest income is recognized over the term of the contract.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

4.	Long-Term Receivables and Note Receivable – (Continued)

Long-term receivables and note receivable consist of the following (in thousands):

	August 31, 2003	November 30, 2002
Long-term receivables, net of deferred interest	$4,195	$4,349
Secured note receivable	394	394
Less allowance for doubtful long-term receivables	(585)	(567)

	4,005	4,176
Less current portion of long-term receivables	(2,319)	(2,522)

	$1,685	$1,654

5.	Guarantees

In November 2002, the FASB issued Interpretation No.145 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The following disclosures are in accordance with our adoption of the requirements under FIN No. 45.

Product Warranties – We warrant that our stand-alone BioZ System and System Software shall (collectively, the “System”) be free from defects for a period of 60 months on each new system and for 12 months on each refurbished/demonstration system from the date of invoice. The warranty includes all options and accessories purchased with the System, except for the external patient cables, the printer, and inflatable blood pressure cuffs that are covered for a period of 90 days. We record a provision for warranty repairs on all systems sold which is included in cost of goods sold in the statements of operations and is recorded at the same time the related revenue is recognized.

The warranty provision is calculated using historical data to determine the percentage of Systems that may require repairs during the warranty period and the average cost to repair a System. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The risk levels used in this model are reviewed and updated as risk levels change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

5.	Guarantees – (continued)

The following table summarizes information related to our warranty provision for the nine months ended August 31, 2003 (in thousands):

Balance, November 30, 2002	$333
Liabilities accrued for warranties issued during the period, net of adjustments and expirations	319
Warranty expenditures incurred during the period	(114)

Balance, August 31, 2003	$538

6.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. The following table lists the dilutive equity instruments, each convertible into one share of common stock (in thousands):

	August 31,
	2003	2002
Stock options	4,851	4,099
Warrants	2,350	2,379

Total	7,201	6,478

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Weighted-average number of shares used in basic per share calculation	46,202	46,144	46,190	46,065

Effect of dilutive securities:
Stock options	1,358	908	1,104	—
Warrants	2	11	2	—

Dilutive potential shares outstanding	1,360	919	1,106	—

Weighted-average number of shares used in diluted per share calculation	47,562	47,063	47,296	46,065

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

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2002. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2002, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operation and cash flows.

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

Our ICG technology noninvasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our Systems provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our BioZ® ICG Monitors have been cleared by the Federal Drug Administration (FDA) and carry the CE mark.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

We sell to physicians and hospitals in the United States through our own direct sales force and sell our products to domestic hospitals and targeted international markets through a strategic alliance with GE Medical Systems Information Technologies (GEMS-IT) and a network of distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and in January 2001, implemented national uniform pricing throughout the United States. To date, we have sold over 2,800 ICG systems to physician offices and hospital sites throughout the world.

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

Electrocardiogram (ECG) is a widely used noninvasive assessment of the electrical characteristics of the heart. Our ICG technology non-invasively quantifies the mechanical functioning of the heart. Conditions that can interfere with the proper mechanical functioning of the heart include hypertension, congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our ICG technology complements ECG and supplements information obtained through the five vital signs – heart rate, respiration rate, body temperature, blood pressure and oxygen saturation – quickly, safely and cost effectively. Our customers have suggested noninvasive cardiac output to be the “Sixth Vital Sign.”

Currently, the primary method used to assess hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive PAC procedure requires hospitalization and involves an incision into the patient’s neck or groin region and the insertion of a catheter (plastic tube) into the heart directly into the pulmonary artery. Complications associated with this procedure are reported to occur in as many as one in four cases and include irregular heartbeats, infection, pulmonary artery rupture and death.

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. PAC requires a sterile environment and is therefore not available in the physician’s office or outpatient clinic. As a result, in the great majority of situations, the physician seeking to diagnose cardiovascular disease must indirectly assess the patient’s hemodynamic status by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, noninvasive measurement tools, such as our BioZ® ICG systems.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

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

RESULTS OF OPERATIONS (Quarters referred to herein are fiscal quarters ended August 31)

Net Sales – Net sales for the third quarter of 2003 were $7,808,000, an increase of 24% over the same three-month period of 2002 in which net sales were $6,278,000. During the first nine months of fiscal 2003, net sales were $21,478,000, up 32% from $16,267,000 in the first nine months of fiscal 2002. The increase in net sales in the third quarter is attributable to a 21% increase in the number of BioZ Systems sold and a 90% increase in recurring sensor revenue over the third quarter of last fiscal year. We sold 199 BioZ Systems during the third quarter, up from 165 sold in the same quarter last year.

Sales by our domestic direct sales force, which targets physician offices and hospitals, increased 25% in the third quarter of 2003 over the third quarter in 2002, representing 94% of our overall sales for the quarter. We experienced a 19% increase in unit productivity by our direct sales force compared with the same quarter last year, partly driven by lower sales force turnover and the sales support of our clinical application specialists. These specialists assist in three primary areas: pre-sales activities including demonstrations, post-sales activities such as initial set-up and training for physician and staff, and ongoing customer support to maintain customer satisfaction and increase recurring sales of our proprietary disposable sensors.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Each time our BioZ® products are used, disposable sets of four BioZtect® sensors are required. This recurring sensor revenue increased 90% in the third quarter of 2003 to $1,473,000 accounting for 19% of sales, up from $774,000 or 12% of sales in the same quarter of 2002. The growth was primarily driven by a 43% increase in the number of units in the active installed base along with a 14% increase in the average daily use per BioZ System in the active installed base. Sensor sales for the first nine months of fiscal 2003 were $3,648,000, an increase of 80% over sensors sold during the same period last year of $2,022,000.

The BioZtect® sensors for our ICG Module have a list price of $19.95 and we recently increased the list price for our BioZtect® sensors for our BioZ Systems from $9.95 to $10.95 per application. Domestic outpatient customers can obtain significant sensor pricing discounts and price protection through our discount sensor program in exchange for minimum monthly sensor purchase commitments. At August 31, 2003, approximately 48% of our customer base was participating in the discount sensor program. As the installed base of BioZ® equipment grows, we expect the revenue generated by our disposable BioZtect® sensors to continue to increase.

International sales were $396,000 in the third quarter of 2003, compared with $247,000 in the third quarter of 2002, an increase of 60%. For the first nine months of fiscal 2003, international sales were $1,163,000, an increase of 13% over international sales of $1,032,000 in the same nine months last year. During the third quarter of fiscal 2003 Mexico’s Social Security System (Instituto Mexicano del Seguro Social) purchased an additional 11 BioZ Systems making them our largest worldwide end-user with a total of 32 BioZ Systems.

Revenue derived from extended service contracts, spare parts, accessories and non-warranty repairs for the third quarter of 2003 was $211,000, up from $195,000 for the three months ended August 31, 2002 and $588,000 versus $549,000 in the first nine months of 2003 and 2002, respectively. Prior to 2001, our BioZ Systems included a 13-month warranty; since then our new BioZ Systems carry a standard five-year limited warranty against defects in materials and workmanship. Consequently, we do not anticipate that this revenue stream will grow significantly in the near term.

Gross Margin – We generated $6,040,000 of gross margin in the third quarter, up 24% over the same quarter last year in which our gross margin was $4,867,000. As a percentage of sales, our gross margin was 77.4% in the third quarter, down slightly from 77.5% in the same quarter last year. For the first nine months of fiscal 2003, our gross margin was $16,406,000, or 76.4% of sales, up 37% from $12,017,000 or 73.9% of sales, in the same nine-month period last year. The year to date increase in gross margin is largely the result of improved manufacturing efficiencies, a decrease in our sensor costs, higher net revenue per unit due to modified leasing company incentive programs and a reduction in the number of demo systems sold at a lower list price.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Research and Development – Our investment in research, product development and clinical studies increased 40% in the third quarter of 2003 to $782,000, from $559,000 in the third quarter of 2002. For the first nine months of fiscal 2003 expenditures for research and development increased 27%, to $2,302,000 from $1,812,000 in the same period of fiscal 2002. The majority of the increase is attributable to the hiring of additional engineering and research personnel providing us with the capacity to focus increased attention on the development of new products and product enhancements. For the past year the joint ICG/ECG product development with Philips Medical Systems has consumed most of these resources.

In the third quarter of 2002 we entered into a co-development and OEM agreement with Philips Medical Systems under which we will develop and manufacture a proprietary ICG module for integration into the Philips 12-lead electrocardiography (ECG) products, providing a combined ECG/ICG monitor. This jointly developed product is targeted to be released in the second half of 2004 and will be sold by both companies. We do not expect to derive additional revenue from the co-developed product in 2003.

Selling and Marketing – Selling and marketing expenses for the third quarter of 2003 were $3,935,000, up 12% over the third quarter of 2002 at $3,522,000. For the first nine months of fiscal 2003, selling and marketing expenses were $11,286,000, up 21% when compared with $9,292,000 for the same nine-month period last year. The expense growth is primarily due to higher commission expense on increased sales by our direct sales force and additional provision for doubtful accounts resulting from higher accounts receivable balances. Selling and marketing expenses in the third quarter of 2003 were 50% of sales, down from 56% in the same period last year. As a percentage of sales, year to date selling and marketing expenses for fiscal 2003 were 53%, down from 57% during the same period in fiscal 2002. This improvement is primarily due to the increased productivity of our domestic sales force. We plan to increase the number of field sales personnel by approximately 10% by the end of fiscal 2003, while continuing to focus our efforts on reducing sales and marketing expenses as a percentage of sales.

General and Administrative – General and administrative expenses were $528,000 in the third quarter 2003, compared with $534,000 in third quarter of 2002. For the first nine months of fiscal 2003, general and administrative expenses were $1,506,000, compared to $1,395,000 in the first nine months of fiscal 2002. As a percentage of sales, general and administrative expenses for the nine months of fiscal 2003 were 7%, down from 9% in the same period last year. This percentage of sales improvement is largely a result of our ongoing focus on administrative cost containment and continued sales growth. We anticipate that compliance with certain provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to internal controls, will increase our general and administrative costs in future periods.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Other Income and Expense – We earned $106,000 of interest income in the third quarter of 2003, up from $104,000 earned in the third quarter of 2002. The interest income is primarily generated by interest received on our internally financed leases. Year-to-date interest income is slightly down at $281,000, as compared to $286,000 during 2002. Interest expense for the nine months ended August 31, 2003 was $14,000, compared to $8,000 for the same nine-month period last year and is primarily related to capital leases.

Net Income (Loss) – Net income in the third quarter of fiscal 2003 was $833,000 or $0.02 per common share, bringing our net income in the first nine months of 2003 to $1,467,000 or $0.03 per common share compared with a net loss for the first nine months of 2002 of $244,000 or ($0.01) per common share. This represents an increase of 146%, when comparing this quarter to the same fiscal quarter of last year in which we recorded net income of $339,000, or $0.01 per common share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first nine months of 2003 was $1,183,000, compared with a use of $523,000 in the first nine months of fiscal 2002. The improvement in operating cash flow resulted from higher accounts receivable collections and the net income earned.

For the first nine months of fiscal 2003, $443,000 was invested in property and equipment and short-term investments compared with $4,654,000 during the same time period last year. During the nine months ended August 31, 2002, we invested our excess cash and cash equivalents in short-term highly liquid investments to enhance our return. Much of the increased investment in capital assets during fiscal 2003 was for a new computer information system that was implemented in September 2003.

For the first nine months of fiscal 2003, $146,000 of cash was provided by financing activities, compared with $803,000 provided during the same nine-month period of 2002. The cash provided from financing activities in both periods was primarily from the exercise of stock options and warrants.

We have a secured revolving credit line with Comerica Bank that provides for borrowings up to $4,000,000 at the bank’s prime rate through September 2004. All the assets of the Company collateralize the credit line. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. At August 31, 2003, there were no outstanding borrowings under the line of credit and it is not anticipated that borrowings will be necessary during the balance of this fiscal year.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

We have operating loss carryforwards of approximately $24 million for federal income tax purposes. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur or are deemed to have occurred we may lose some or all of the tax benefits of these carryforwards. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards. As a result of the California state budget shortfall, California has suspended the use of net operating loss carryforwards in 2003 and 2004, which will require us to pay franchise tax on any income earned in California in those years.

Since May 1999, we have raised approximately $24 million through various private placements of common stock to accredited and institutional investors. To date, these financings, together with the line of credit, various loans and cash flow from operations, have provided the capital required to fund initial commercialization of our BioZ® products. In the near term, we intend to use our cash on hand and availability under our line of credit to fund ongoing research and development efforts, expansion of our field sales force, capital expenditures and to meet our working capital requirements.

We anticipate that our available cash, expected cash flow from operations and existing sources of funding will be adequate to satisfy our operating needs through at least the next twelve months.

Our long-term liquidity will depend on our ability to further commercialize the BioZ® and other diagnostic products and to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

OTHER ITEMS

We are not a party to off-balance sheet arrangements, do not engage in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the us.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on our results of operations and financial position.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain substantially all of our portfolio of cash equivalents and short-term investments in commercial paper, certificates of deposit, money market and mutual funds. Our interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures – (continued)

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by CardioDynamics and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls failures or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls. This information was important both for the controls evaluation generally and because Item 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent accountants and to report on related matters in this section of the Report.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on July 17, 2003, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1: Election of Directors for the coming year. The balloting for the directors was as follows:

	For	Against/ Withheld	Abstained/ Non-Votes
Connie R. Curran	34,478,730	3,364,469	0
Peter C. Farrell	37,753,595	89,604	0
James C. Gilstrap	34,007,329	3,835,870	0
Richard O. Martin	37,643,708	199,491	0
Ronald A. Matricaria	37,643,708	199,491	0
Michael K. Perry	37,082,915	760,284	0

Proposal 2: Ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending November 30, 2003.

Of the shares voted, 37,728,545 shares were voted in favor of the ratification, 86,397 shares were voted against ratification, 28,257 shares abstained from voting and there were no broker non-votes.

Item 5. Other Information

None.

CARDIODYNAMICS INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit	Title

10.1	Charter of the Audit Committee of the Board of Directors, dated July 17, 2003.

31.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On June 18, 2003, we filed a current report on Form 8-K reporting that we had issued a press release regarding our financial results for the three and six months ended May 31, 2003.

On July 21, 2003, we filed a current report on Form 8-K reporting the appointment of Ronald L. Merriman to our Board of Directors.

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

Date: October 15, 2003	By:	/s/ Michael K. Perry
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2003	By:	/s/ Stephen P. Loomis
Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

