Form 10-K
period 2003-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2004-03-01
CIK 719722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-11868

CARDIODYNAMICS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3533362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6175 Nancy Ridge Drive, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 535-0202

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $124,494,000 based on the average bid and asked price of such Common Stock, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates.

At February 15, 2004, 46,571,764 shares of registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None

CardioDynamics International Corporation

Form 10-K

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Annual Report on Form 10-K, including the section entitled “Risk Factors” on pages 20 to 28 of this document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

CardioDynamics International Corporation (“CardioDynamics,” or “the Company”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture and market noninvasive diagnostic and monitoring technologies.

Our proprietary, patented ICG technology non-invasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our systems provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), has been approved by the U.S. Federal Drug Administration (FDA) and carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to domestic hospitals and targeted international markets through a network of distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and, in January 2001, implemented national uniform pricing throughout the United States. To date, we have sold over 3,000 ICG systems to over 2,000 physician offices and hospital sites in more than 30 countries throughout the world.

Our products help physicians assess, diagnose, and treat cardiovascular disease, which is the leading killer of adults in the United States. According to the American Heart Association (AHA), approximately one in five Americans has some form of cardiovascular disease. The AHA estimated that over $329 billion was spent in the United States during 2002 as a result of cardiovascular disease and stroke. This figure includes both the direct costs associated with physicians and other professionals, hospital and nursing home services and medication and the indirect costs associated with lost productivity resulting from morbidity and mortality.

Electrocardiography (ECG) is a widely used noninvasive process to assess the electrical characteristics of the heart. Our ICG technology non-invasively quantifies the mechanical functioning of the heart. Conditions related to the improper mechanical functioning of the heart include hypertension, congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements ECG and supplements information obtained through the five vital signs—heart rate, respiration rate, body temperature, blood pressure and oxygen saturation—immediately, safely and cost effectively.

Currently, the primary method used to measure hemodynamic parameters is pulmonary artery catheterization (PAC). The invasive PAC procedure requires hospitalization and involves an incision into the patient’s neck or groin region and the insertion of a catheter (plastic tube) through the heart directly into the pulmonary artery. Complications associated with this procedure occur in as many as one in four reported cases and typically include irregular heartbeats or infection, but in some cases, pulmonary artery rupture or even death.

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician’s office or outpatient clinic, PAC is simply unavailable. As a result, in the great majority of situations, a physician seeking to diagnose cardiovascular disease normally must assess the patient’s hemodynamic status through indirect means, such as by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, noninvasive (without cutting into the body) measurement tools, such as our BioZ® ICG Systems.

During ICG monitoring using our BioZ ICG Systems, an undetectable electrical signal is sent through our proprietary sensors placed on the patient’s neck and chest. Our DISQ® (Digital Impedance Signal Quantifier) processing and Z MARC® Algorithm analyze and record significant hemodynamic parameters. Based on this data, a physician can quickly and safely identify underlying cardiovascular disorder, assess and diagnose, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications.

Our objective is to fundamentally change drug management and make a genuine contribution to healthcare economics with our noninvasive technologies. Key elements of our strategy include efforts to:

•	accelerate market penetration through our direct sales force;

•	broaden our product offerings and distribution channels through strategic relationships

•	grow recurring revenue through increased use of our proprietary disposable sensors

•	expand evidence of the technology’s validity and clinical application in our target markets;

•	maintain market leadership through product improvements and extensions; and

•	target new market opportunities through acquisition and technology development.

We were incorporated as a California corporation in 1980 and changed our name to CardioDynamics International Corporation in 1993. Our principal executive offices are located at 6175 Nancy Ridge Drive, San Diego, California 92121, and our telephone number is 858-535-0202. Our common stock trades under the symbol “CDIC” on the Nasdaq National Market. Our website address is www.cdic.com. Information on our website is not incorporated into this Annual Report.

Industry Overview and Company History

Cardiovascular disease is the leading killer of adults in the United States and in 31 of the 35 countries reporting mortality statistics. In the United States, the AHA estimated that there were 65 million physician office visits, another seven million outpatient visits, and over four million emergency room visits in 2000 with a primary diagnosis of cardiovascular disease. In 2004, the estimated direct and indirect cost of cardiovascular disease is $368 billion. Our proprietary technology provides medical professionals in the hospital and physician’s office with noninvasive access to the objective patient data they need to effectively assess, diagnose and treat congestive heart failure and hypertension and to evaluate emergency, pacemaker and dialysis patients.

In the hospital setting, the BioZ is a noninvasive, cost-effective and safe alternative to the invasive PAC procedure and may also be used in many situations in which PAC is not feasible. However, the advantages of our proprietary technology are not limited to the hospital or the critically ill. We believe that the greatest potential for the BioZ product line is in the new uses the medical community will have for noninvasive hemodynamic measurements. We believe that the worldwide market opportunity is over five billion dollars for our BioZ product line.

We envision expanding the domestic market from the current 2 million annual invasive PAC procedures to over 72 million annual noninvasive ICG procedures, as summarized in the chart below. Assuming total worldwide procedures are approximately double those in the United States, there would be over 140 million procedures worldwide. These figures do not include home healthcare monitoring, which we believe could, if implemented, significantly increase demand for our technology.

Potential Annual Noninvasive Monitoring Procedures

Patients in the United States

Disease State	US Patients	Potential Annual Monitoring Procedures/Patient	Total Annual Procedures
Congestive heart failure	5,000,000	4.0	20,000,000
Hypertension	50,000,000	0.5	25,000,000
Emergency departments	20,000,000	1.0	20,000,000
Pacemaker	1,100,000	2.0	2,200,000
Dialysis	450,000	12.0	5,400,000
TOTAL			72,600,000

Strategy

Our objective is to fundamentally change patient care and make a genuine contribution to healthcare economics with our noninvasive technologies. Our objective will be achieved if and when noninvasive cardiac output, our primary measurement, becomes the Sixth Vital Sign, as oxygen saturation became the fifth vital sign in the late-1980s. We intend to position Bioz ICG technology as a key diagnostic and monitoring tool for assessing and treating congestive heart failure, hypertension, pacemaker, emergency, critically ill, surgical, high-risk obstetric, dialysis and home healthcare. Key elements of our corporate strategy include:

Accelerate market penetration through our direct sales force.

We intend to leverage our direct sales force to capitalize on our first-to-market position in the United States to further penetrate the physician office market. We believe that a strong direct sales force supplemented by our clinical application specialists are best suited to educate the medical community about how our technology can improve patient outcomes and decrease costs. We currently have 47 domestic direct sales representatives who sell our products. In addition, we have 16 clinical application specialists to supplement our field sales team by enhancing customer understanding, usage and satisfaction. By improving device utilization, we believe we can strengthen customer loyalty and increase recurring revenue from our proprietary sensors.

Broaden our distribution channels through strategic relationships.

We intend to establish strategic relationships with major patient monitoring and diagnostic cardiology companies, pacemaker manufacturers and other medical products and technology companies to increase the availability of our proprietary technology. We believe that strategic relationships can accelerate market penetration of BioZ ICG technology in markets not served by our direct sales team and provide us with access to the large installed bases of patient monitoring, cardiology and other complementary medical equipment. We believe that these strategic relationships can provide increased distribution capabilities and collaborative product development programs.

Grow recurring revenue through increased use of our proprietary disposable sensors.

During fiscal 2000, we successfully developed and received FDA 510(k) clearance on our patented BioZtect® sensor technology that provides notable improvements in performance and features. Its unique shape and chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. The new sensor and cable system has a proprietary interface, which promotes the exclusive use of our sensors with our ICG equipment. As our installed base of BioZ products grows, we expect that the recurring revenue stream from our sensors could account for as much as 30% to 40% of our total net sales within the next five years.

Expand evidence of the technology’s validity and clinical application in our target markets.

While a significant amount of evidence substantiating ICG’s validity and clinical application is now available, we will continue to invest in supporting clinical trials to further expand this evidence and provide prospective customers with data regarding the efficacy of ICG. We have several multi-center clinical trials the results of which are expected to be available in 2004. They include studies in outpatient heart failure (PREDICT), hospitalized heart failure (BIG-ESCAPE), and emergency department shortness of breath (ED-IMPACT).

Maintain market leadership through product improvements and extensions.

We intend to advance the development of our core algorithms to provide physicians with improved cardiac function measurement capabilities on a broad class of patients. We believe that continued advances in our ICG technology will increase physician usage and loyalty and strengthen our industry position. We will capitalize on our expertise in ICG signal processing and sensor technology to improve system performance in the presence of signal noise and patient movement thereby leading to additional applications for cardiovascular disease management. In 2001, we released the BioZ® ICG Module for the GE Medical Systems Information Technologies (GEMS-IT) bedside monitoring systems. This product is distributed worldwide by GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. In July 2002, we signed a Co-Development and OEM Agreement with Philips Medical Systems, a division of Royal Philips Electronics (Philips), a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry.

Target new market opportunities through acquisitions of complementary technologies and technology development.

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

Continued innovation and commercialization of new proprietary products are essential elements in our long-term growth strategy. We also intend to maintain our competitive advantage by acquiring complementary technologies and obtaining additional patents and other proprietary rights, as we deem appropriate.

ICG Technology

While ECG technology non-invasively measures the heart’s electrical characteristics, our ICG technology makes it possible to measure the heart’s mechanical, or blood flow, characteristics. By using our products, physicians have an easy, non-invasive, safe, painless and cost-effective way to monitor the heart’s ability to deliver blood to the body.

ICG technology is based on Ohm’s Law and the fact that blood is an electrically conductive substance. Blood volume and velocity change with each heartbeat and results in a change in the electrical conductivity, or impedance, of the chest.

In order to measure this conductivity change, our BioZ products use four dual sensors (two on the neck and two on the chest) to deliver an undetectable, high frequency (70 kHz), low magnitude (4 mA), alternating current through the chest. Use of a high frequency current eliminates the possibility of interference with bioelectrical activity of the heart and brain. Additionally, at a high frequency, there is no sensation to the patient. By setting the current at a constant magnitude, variations in blood volume and velocity in the descending thoracic aorta, which cause a proportional voltage change, may be measured.

ICG technology measures the change in impedance over time and calculates stroke volume, the volume of blood pumped with each heartbeat. The physician receives a report with vital patient data that allows the doctor to customize and optimize treatment.

Some physical and medical conditions may diminish the accuracy of the measurements provided by our products; therefore, use of our BioZ ICG products in such cases is not appropriate. We believe that inaccuracies are most likely to occur in patients who are experiencing severe septic shock, severe aortic valve regurgitation, severe irregular ventricular heartbeats or heart rates greater than 180 beats per minute. In addition, there is inadequate data demonstrating the accuracy of our products in patients who are shorter than 47 inches or who weigh less than 66 pounds or more than 342 pounds, as well as in patients who move excessively during the BioZ procedure.

Our BioZ ICG Monitor generates the impedance signal with CS2™ (Crystal Signal Stabilization) Technology and, after the signal travels harmlessly through the body, our proprietary DISQ® processing measures the changes in impedance to the electrical signal. The changes in impedance are then applied to the Z MARC® Algorithm to provide the following hemodynamic parameters:

Parameter	Description
BLOOD FLOW

Cardiac output/index*	The amount of blood pumped by the heart each minute.

Stroke volume/index*	The amount of blood pumped by the heart each beat.

RESISTANCE

Systemic vascular resistance / index*	The force the heart has to pump against to deliver blood throughout the body.

CONTRACTILITY

Velocity index	Indicator of peak blood velocity (speed)

Acceleration index	Indictor of peak blood acceleration (speed over time)

Left ventricular ejection time (LVET)	Time from the opening to the closing of the aortic valve.

Pre-ejection period (PEP)	Time from the electrical stimulation of the heart to the mechanical contraction of the heart.

Systolic time ratio	The relationship between the electrical time period and the mechanical time period of the heart.

Left cardiac work/index*	An indicator of the amount of work the heart must perform to pump blood each minute.

FLUID STATUS

Thoracic fluid content	Indicator of the amount of fluid in the chest.

*	Index means that the results are normalized for body surface area.

Of these parameters, the ones most widely used by physicians are cardiac output, systemic vascular resistance and thoracic fluid content. Our BioZ ICG Monitor also measures blood pressure and heart rate.

Our Products

Pricing

Our stand-alone BioZ ICG Monitors have an end-user list price of $38,710. We discount the list prices of our products in some circumstances based primarily upon volume commitments or seasonal promotions. We also provide discounts on the purchase of refurbished demonstration equipment and to distributors who perform sales and customer service functions for us. The list price for our BioZtect sensors is $10.95 per application for the BioZ ICG Monitor and $19.95 per set for the BioZ ICG Module. We offer a DSP (Discount Sensor Program—formerly Auto-Ship Sensor Program) that allows significant discounts on sensor purchases based on minimum monthly volume commitments.

BioZ® ICG Monitor

Our lead noninvasive cardiac function monitoring device, the BioZ® ICG Monitor, features a portable design, transportable battery and integrated blood pressure. The BioZ® ICG Monitor incorporates our Z MARC® algorithm, which allows the system to sense and modulate values on patients with over-compliant or under-compliant aortas. New BioZ ICG Monitors are sold with a pole cart, printer and keyboard for end user data entry and include a standard five-year warranty.

BioZ® ICG Module

The BioZ ICG Module was jointly developed with GEMS-IT. The module integrates our proprietary BioZ ICG technology into GE’s Solar® and DASH patient monitoring systems.

BioZtect® Sensors

We market disposable sensors designed specifically for use with our BioZ® products. Four of our patented dual sensors are used in each monitoring session. Our proprietary sensor and cable systems provide enhanced features to our customers and promote the exclusive use of our proprietary sensors with our equipment.

Z Care®

In addition to our standard warranty, we offer extended warranty agreements, called Z Care®. This extended warranty agreement covers hardware and software maintenance beyond the standard warranty period. Z Care® also includes a next-day loaner unit while a device is under repair, free shipping for the loaner unit and repaired device and free software upgrades.

Sales and Distribution

We view the United States medical marketplace as two distinct segments: the outpatient market and the hospital market. In the outpatient market, we target physician offices and hospital-based and freestanding outpatient facilities for our stand-alone BioZ® products through our direct sales force. In contrast to the hospital market, there are few, if any, formal capital equipment budget processes and purchasing decisions can therefore be made more quickly. Consequently, our direct sales force is focused primarily on the outpatient markets.

We continue to believe that the hospital market represents a large and viable market for our products. In the latter part of 2003, we piloted a program targeted to increase hospital market penetration. We intend to expand this program in 2004 by employing direct sales representatives to focus on this segment of the market.

Internationally, we sell our products through local medical distributors. Currently, we have distribution partners and end-users in more than thirty countries around the world. Additionally, our international sales team supports GEMS-IT sales teams in selling our ICG Module that interfaces with the GEMS-IT Solar and DASH monitoring systems. We do not offer product return rights to our distributors.

We provide 24-hour on-call technical support and offer field clinical support specialists on a limited basis for our products. In addition, we added an international service center in China to fulfill the needs of the growing Asian market for ICG in 2003.

Strategic Relationships

In 1999 and 2000, we entered into several strategic distribution agreements with GEMS-IT for exclusive distribution of our BioZ ICG Monitor to select countries around the world. Through GEMS-IT and our other international distributors, ICG technology is now represented in over 30 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America.

During the fourth quarter of fiscal 2000, we entered into an agreement with GEMS-IT for the development of a custom plug-in module for the GEMS-IT Solar® and DASH series of bedside monitors. This product was introduced to the market in June 2001 and extends the capabilities of the GEMS-IT Solar product family to provide all of the hemodynamic parameters of the BioZ ICG Monitor to GEMS-IT’s installed customer base of over 30,000 units. This product is distributed worldwide by CardioDynamics and GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 200,000 modular bedside monitors. We have an agreement with Spacelabs Medical, Inc. for development of an interface using Spacelabs’ Universal Flexport® to integrate and display our ICG technology on their Ultraview Care Network™ monitoring system, although development efforts for this interface have not been initiated.

In July 2002, we signed a Co-Development and OEM Agreement with Philips Medical Systems, a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry and a division of Royal Philips Electronics. The joint product development will combine CardioDynamics’ proprietary ICG technology with Philips’ diagnostic 12-lead ECG. In addition, we will be able to offer an ICG-only monitor on the Philips platform that is targeted for the end of 2004. The Co-Development and OEM agreement will allow both companies to market the combined ICG/ECG product.

In August 2002, we entered into an Agreement to integrate our proprietary BioZ ICG technology into Vasomedical’s EECP® enhanced external counterpulsation systems. By monitoring cardiac output before and after EECP therapy, physicians will have objective data to ascertain treatment effectiveness. Recent research supports this combined approach as a useful tool. As a result of Vasomedical internal restructuring, this development project has been placed on hold. Under the terms of the agreement, we will receive a licensing fee for each Original Equipment Manufacturer (OEM) board purchased by Vasomedical if the program is reinstated.

In November 2002, we entered into a Distribution Agreement with SunTech Medical Instruments, Inc. (SunTech), the world leader in motion-tolerant noninvasive blood pressure monitoring products and technology. Through this Distribution Agreement, we obtained the right to sell SunTech’s new ambulatory blood pressure (ABP) throughout North, Central, and South America. Our sales of the ABP’s in 2003 were nominal and are not expected to comprise a significant portion of future revenue.

Medicare and Other Third-Party Reimbursement

In the outpatient market, most medical procedures are reimbursed by a variety of insurance sources, including Medicare, Medicaid and private insurers. The Center for Medicare & Medicaid Services (CMS), which is the governmental body that approves medical services for financial reimbursement under Medicare, determines whether to reimburse for a given procedure and assigns an amount allowed. In September 1998, the CMS mandated Medicare coverage of Electrical Bioimpedance services, such as the CardioDynamics BioZ, on a national basis. The established Medicare coverage for BioZ ICG Systems has improved our ability to penetrate the outpatient market, as Medicare provides health insurance to approximately 50 million people in the United States. In November 2000, the CMS established a uniform national pricing level for the use of our equipment. In

January 2002, the American Medical Association issued a formal Level I HCPCS procedure code, (also referred to as a CPT Code) for BioZ ICG technology. The 2004 national average allowable by the CMS for BioZ ICG is $45.55 per procedure, adjusted geographically based on pre-determined cost of living factors. This amount represents a 30% increase in reimbursement over the level two years prior.

In 2002, CMS initiated a reconsideration of ICG’s indications for use. In January of 2004, CMS issued an updated national coverage determination. Of the six indications previously indicated, five are substantially unchanged. One indication, “suspected or known cardiovascular disease,” has been revised to specifically allow CMS carrier coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure (less than or equal to 140 mm Hg systolic blood pressure and/or 90 mm Hg diastolic blood pressure) on 3 or more anti-hypertensive medications. The other current CMS indications are as follows:

•	Optimization of fluid management in patients with congestive heart failure.

•	Differentiation of cardiogenic from pulmonary causes of acute dyspnea.

•	Optimization of atrioventricular (A/V) interval for patients with A/V sequential cardiac pacemakers.

•	Monitoring of continuous inotropic therapy for patients with terminal congestive heart failure, when those patients have chosen to die with comfort at home, or for patients waiting at home for a heart transplant.

•	Evaluation for rejection in patients with a heart transplant as a predetermined alternative to a myocardial biopsy.

Some private insurers cover the BioZ ICG test, including Aetna, Cigna, and BlueCross BlueShield (in select states). We continue active discussions with CMS and private insurers to maintain and expand reimbursement indications for ICG.

Marketing

Until recently, comprehensive hemodynamic information has been available only in acute care settings, such as an intensive care unit or operating room, through the use of PAC. The BioZ ICG Systems make obtaining and assessing this type of information simple, fast, cost-effective, safe, continuous and painless. For these reasons, the use of noninvasive ICG technology is expanding in both hospital and outpatient environments.

Our primary prospects in the outpatient market include cardiologists, internal medicine physicians and family practitioners caring for congestive heart failure, hypertension, shortness of breath, and pacemaker patients. Patients in the United States who may benefit from our technology include the 50 million hypertension patients, five million congestive heart failure patients, over one million pacemaker patients, 20 million emergency patients and many patients requiring fluid management. The AHA estimates that over $368 billion will be spent in the United States during 2004 as a result of cardiovascular disease and stroke. Our marketing strategy is designed to:

•	increase physician and hospital personnel knowledge of ICG technology;

•	demonstrate the ability of the BioZ ICG Systems to assist physicians in the objective identification and appropriate pharmacological treatment of congestive heart failure, hypertension, dyspnea and fluid management patients;

•	show the ability of the BioZ ICG Systems to assist physicians in the optimization of pacemakers;

•	demonstrate cost savings of providing ICG monitoring to patients through more efficient care and reimbursement through CMS-mandated Medicare and private insurers;

•	educate physicians and hospital staff of the importance of hemodynamics in the treatment of patients who would normally not be monitored with a PAC due to practice setting, costs and complications; and

•	emphasize the benefits of our noninvasive technology over the invasive PAC procedure within the hospital setting.

Our marketing promotion strategy is based on key medical conference participation, direct mail programs, select medical journal advertising, internet-based product and clinical information, and live and direct mail clinical education literature.

Research and Development

Our research and development team, which consists of both scientific and engineering professionals, has extensive experience in the areas of ICG, physiologic signal processing, hardware and software development and regulatory compliance. The team is responsible for on-going product engineering, new product development and basic research into ICG technology and additional noninvasive monitoring applications.

We continue to upgrade the software of our core products as new applications arise. Our hospital module, the BioZ ICG Module, was market released in 2001 and a new product platform is under development in a joint partnership with Philips to provide combined ECG and ICG patient assessment. Our team continues to investigate the physiologic mechanisms underlying our ICG signal as a means of developing new diagnostic parameters. In addition, we are continuously researching the application of digital signal processing methodologies to improve the quality of signal acquisition and analysis algorithms. Some of this research has resulted in several U.S. patents issued and patents pending.

To supplement our internal research and development team, we retain Rivertek Medical Systems, Inc. (Rivertek), located in Minneapolis, Minnesota, as an adjunct to our internal research and development team. Rivertek serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies.

Intellectual Property

Our success, to some extent, depends on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others. We have developed proprietary software for which we have not filed patents. We generally file patent applications in the United States and foreign countries where patent protection for our technology is appropriate and available. We have filed seven U.S. utility patent applications and three design patent applications, six of which issued in 2003. Of the three utility patients that issued, a key patent is U.S. Patent Number 6,561,986, “Method and Apparatus for Hemodynamic Assessment Including Fiducial Point Detection”, which contains 46 claims and is a strategic patent underlying the Company’s novel AERIS™ (Adaptive Extraction & Recognition of Impedance Signals) processing. AERIS utilizes breakthrough techniques in time-scale signal processing to filter and accurately determine key ICG and ECG waveform characteristics, known as “fiducial points.” ICG and ECG fiducial points form the core measurements from which BioZ parameters are determined. AERIS processing provides enhanced stability, accuracy, and reproducibility in a broader range of patient monitoring conditions.

Another utility patent, U.S. 6,636,754, is the foundation of our electrode technology protection. Our three design patents that issued in 2003, cover various design aspects of the Company’s BioZtect sensors. The intellectual property protection applies to sensors for use with both its BioZ ICG Monitor and BioZ ICG Module. The BioZtect sensors offer notable improvements in safety and signal transmission and detection, which are critical for device performance.

There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

Clinical Studies

We are committed to supporting well-designed clinical research studies utilizing ICG technology that demonstrate validity, reproducibility, clinical utility and cost-effectiveness. Our clinical research team participates in monitoring and analysis of company-sponsored clinical trials, for which we employ clinical research associates. Each of these individuals has a strong clinical research background and is responsible for monitoring clinical studies and assisting in research and customer training.

Previous generation technology

Several hundred research papers on ICG technology have been published since 1993. In general, these studies reported favorable results when comparing cardiac output measurements with those of other techniques, such as PAC.

Previous generation technology acquired by CardioDynamics in 1993 worked reasonably well in a select group of patients. However, significant technological limitations became evident when monitoring ventilated patients and those with increasing heart rates, high heart rates, abnormal heartbeats, high respiration rates and pacemakers. These limitations related to both hardware and software inadequacies. As a result of intense research and development focus and concerted effort, combined with advances in computer processing power, CardioDynamics has addressed these limitations by improving the electronics and digital signal processing algorithms.

New technology

As studies are conducted with our new technology, their results are summarized first as abstracts, and then as manuscripts that move through the peer review process towards publication. This process can take two years or more to complete. The results of several major studies addressing each of these areas have been released with positive results.

In May 2002, the results of a significant Mayo Clinic study were published in the peer-review journal, Hypertension. The results of the study demonstrated 70% superiority in effectively treating previously-uncontrolled hypertension patients when our BioZ® ICG was used as compared to traditional management by high blood pressure specialist physicians. In addition, several ICG manuscripts were published in journals such as Academic Emergency Medicine, Chest, and Congestive Heart Failure in 2003.

The results of the ED-IMPACT trial (Impedance Cardiography-Aided Assessment Changes Therapy in Emergent Dyspnea) were presented at the America College of Emergency Physicians. The study demonstrated the impact of ICG data upon diagnosis and treatment in patients short of breath in the emergency department. The results demonstrated a 24% change in therapeutic plan and 5% change in diagnosis, which were considered very significant findings. The final results of this study with additional subjects are expected to be published by early 2005.

Ongoing active trials

PREDICT—Prospective Evaluation and Identification of Cardiac Decompensation in Heart Failure by Impedance Cardiography Test. Twenty-one research sites participated in this company-sponsored study with over 200 patients. The study design of PREDICT includes serial blinded measurements of ICG that are performed at two week intervals for 26 weeks. All patients are managed according to the judgment of physicians and nurses responsible for the patient’s care, who are not aware of the ICG data. The statistical analyses are finalized and in investigator review. Results are expected to be made available by the end of 2004 and may determine whether ICG variables reliably precede the development of worsening heart failure.

ESCAPE BIG—Evaluation Study of Congestive Heart Failure and Pulmonary Artery Catheterization Effectiveness Bio-Impedance Cardiography in Advanced Heart Failure. We are participating as a sub-study of this National Institutes for Health trial with a primary objective of evaluating how accurately hemodynamics parameters obtained from ICG predict clinical outcomes and to evaluate the relationship between hemodynamic data derived from ICG with hemodynamic data obtained from invasive monitoring. Enrollment is complete, with study results expected by the end of 2004.

CONTROL—Consideration Of Noninvasive Hemodynamic Monitoring to Target Reduction Of Blood Pressure Levels. We are sponsoring a community-based study to replicate the results of our significant Mayo Clinic Study in a non-hypertension-specialist environment. We are comparing the amount of time it takes to control blood pressure as well as the number and cost of hypertensive medications required. This study is being conducted in two groups within each of four physicians’ patient populations, where each physician has access to the BioZ data in only half of the study patients. Enrollment is approximately 50% completed, and results are expected in 2006.

Medical Advisory Board

We have established a distinguished medical advisory board consisting of 17 physicians, many of whom are affiliated with prestigious universities and well-known medical institutions throughout the United States, such as Stanford University School of Medicine, Cleveland Clinic, Scripps Clinic, and the University of California, San Diego. Our members, who possess expertise in disciplines such as cardiology, electrophysiology, anesthesiology, hypertension, pulmonary and critical care, internal medicine, heart failure and emergency medicine, are as follows:

•	William T. Abraham, M.D. is professor of medicine, chief, division of cardiology at the Ohio State University Heart Center in Columbus, Ohio.

•	Peter Alagona, Jr., M.D. is medical director of clinical cardiology and cardiovascular research at Broward Heart in Pompano Beach, Florida.

•	Peter H. Belott, M.D. is a board certified internist and cardiologist specializing in cardiac pacing and electrophysiology in San Diego, California.

•	Barry H. Greenberg, M.D. is the director of the heart failure/transplant cardiology program at University of California, San Diego Medical Center in San Diego, California.

•	James Heywood, M.D. is the medical director of the cardiomyopathy program at Loma Linda University Medical Center in Loma Linda, California.

•	Meldon C. Levy, M.D. is director of the cardiac noninvasive laboratory and vice chairman, governing board, of the Century City Hospital, Los Angeles, California.

•	Srinivas Murali, M.D. is associate professor of medicine, director of transplant cardiology of the heart failure/transplantation unit of UPMC Health System located in Pittsburgh, Pennsylvania.

•	Steven E. Nissen. M.D. is vice-chairman, department of cardiology and director of clinical cardiology at the Cleveland Clinic in Cleveland, Ohio.

•	Frank Peacock, M.D. is a physician in the emergency department of the Cleveland Clinic in Cleveland, Ohio.

•	W. Scott Sageman, M.D. is director of ICU at the Natividad Medical Center in Salinas, California.

•	Richard A. Schatz, M.D. is research director of cardiovascular interventions at the heart, lung and vascular center at Scripps Clinic and Research Foundation in La Jolla, California.

•	John S. Schroeder, M.D. is the chief of the cardiovascular medicine clinic and a professor of medicine at Stanford University School of Medicine in Stanford, California.

•	Marc A. Silver, M.D. is the clinical professor and chairman, Department of Medicine and director of the heart failure institute and the cardiovascular disease fellowship program at Advocate Christ Medical Center in Oak Lawn, Illinois.

•	Bruce D. Spiess, M.D. is a professor, chief of cardiothoracic anesthesia and director of clinical research at the Medical College of Virginia Commonwealth University in Richmond, Virginia.

•	John E. Strobeck, M.D., Ph.D. is a member of the executive committee and co-founder of the Heart Failure Society of America and medical director of the Heart-Lung Center in Hawthorne, New Jersey.

•	Richard F. Wright, M.D. is the research director at St. John’s Pacific Heart Institute in Santa Monica, California.

•	Clyde W. Yancy, Jr., M.D. is the director of the congestive heart failure program and medical director at the University of Texas Southwestern Medical Center in Dallas, Texas.

Our medical advisory board provides guidance regarding clinical trials, technological improvements and potential uses for our products. Members of the medical advisory board receive reimbursement for their expenses in attending CardioDynamics-sponsored meetings and, in some cases, receive consulting fees for time spent working on our behalf. No consulting fees were paid to the members during fiscal 2003, 2002 or 2001 for services on our medical advisory board; however, in some cases, certain members received compensation in the form of options to purchase shares of our common stock for participating in meetings and studies.

Manufacturing

We manufacture our products at our manufacturing facility in San Diego, California. We are licensed as a healthcare device manufacturer by the Food and Drug Branch of the California Department of Health Services, which is the State of California equivalent of the FDA, and operate under the FDA Quality System Regulation (21 CFR Part 820).

In addition to our compliance to domestic regulations, the quality management system meets international regulations for the design, development, production, distribution and servicing of our medical device products. We hold valid certificates to the European Medical Device Directive, ISO-13485 for Quality Management Systems and Canadian CMDCAS Registration.

Our production process for the BioZ ICG Monitors consists primarily of final assembly, integration and testing of standard and custom components. We currently outsource the production of our BioZtect sensors and patient boards to qualified subcontractors who have met our supplier certification process and are placed on an approved vendor list.

We are committed to providing high quality products to our customers. Our quality management system ensures that products are designed to meet customer requirements and are manufactured within the design specifications. Our quality management procedures include employee training, product development, production controls, corrective and preventive actions, handling of customer feedback, management responsibilities, and resource management. In addition, documentation of in-process and final testing results is maintained in the device history records for every unit. Customer inputs are captured, monitored and addressed to ensure that our products and support services meet or exceed our customers’ requirements. Identifying and implementing improvement opportunities are an output of our quality management system.

We purchase the components and raw materials used in manufacturing our products from various suppliers. Our suppliers are evaluated, qualified, selected, monitored and maintained on a list of approved vendors. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. All purchased materials also are inspected to assure their acceptance for use in manufacturing. Documentation of in-process and final testing results is maintained in device history records for every unit.

Warranty and Repair

Our new BioZ ICG Systems come with a standard five-year, parts and labor warranty commencing at the date of shipment. When warranty repairs are necessary, we generally perform them at our headquarters. In some cases, our distributors perform repairs in authorized service centers. In 2003, we added an International service center in China to fulfill the needs of the growing Asian market for ICG.

We provide 24-hour on-call technical support and, on occasion, offer field clinical support specialists. In addition to our standard warranty, we offer Z Care® extended warranty agreements for hardware and software maintenance beyond the standard warranty period. We repair equipment that is out of warranty on a time and materials basis.

Competition

Direct competition

We are aware of three domestic and two international manufacturers of ICG monitors. Since all five companies are privately held, sales and financial figures for these competitors are not available. We believe that our BioZ products provide the most advanced ICG monitoring and commercially attractive designs, at prices that are competitive.

Indirect competition

PAC

Also known as thermodilution, right heart catheterization or Swan-Ganz™ catheterization, the PAC procedure was introduced in the early 1970’s. Despite its limitations, costs and risks, PAC remains the most commonly used technology for monitoring hemodynamic status. Medical Data International estimates that PAC procedures are used nearly two million times per year worldwide. Edwards Lifesciences, Abbott Laboratories and Datex-Ohmeda produce the majority of right heart catheters used in the United States.

Many patients who might otherwise benefit from hemodynamic monitoring are excluded presently because the risks and costs associated with PAC often outweigh the potential benefits. PAC is an invasive procedure involving an incision into a patient’s neck or groin region and the insertion of a catheter (plastic tube) into the vascular system and through the heart directly into the pulmonary artery. Complications associated with the PAC procedure, such as irregular heartbeats and infection occur in as many as one in four procedures and in some cases, pulmonary artery rupture and even death. A September 1996 study published in the Journal of the American Medical Association (JAMA), which examined data from 5,735 intensive-care patients treated at five United States medical centers, reported that patients who underwent PAC had a 21% higher risk of death within 30 days of discharge, as compared to those who did not undergo the procedure. Moreover, the PAC procedure requires a hospital to allocate valuable resources in terms of an intensive care unit bed, a cardiac catheterization laboratory or operating room, highly skilled medical personnel and expensive equipment to obtain this non-

continuous hemodynamic data. According to the JAMA study, the mean cost of the hospital stay for critically-ill patients having a PAC was $13,600 greater than the $35,700 cost for similar critically-ill patients who did not undergo a PAC. The importance of this finding is underscored by the fact that patients in both groups were matched for disease severity and prognosis.

ICG technology eliminates PAC-caused complications and death, lowers costs, reduces procedure time, expands clinical applications and offers immediate availability of vital, real-time and continuous hemodynamic data.

Echocardiography

Echocardiography (echo) is a diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart and blood vessels. Echo technology was developed during the 1970’s and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images. A continuous wave suprasternal Doppler echo measures cardiac output noninvasively by placing a Doppler transducer on the chest, aiming it toward the ascending aorta and measuring aortic blood flow velocity. Specifically, echo measures the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus calculate cardiac output.

Limitations in measuring cardiac output via echo include:

•	inconsistency in images and in the data generated due to differences in technician skill and experience, patient size and disease state; and

•	difficulty in procuring images in patients with evidence of pulmonary disease, tracheotomies, chest wounds or obesity.

In addition, echo is a time-consuming procedure that typically requires 30-45 minutes, and in some patients, reliable, accurate images simply cannot be obtained for various reasons.

Trans-esophageal echo

Trans-esophageal echo has been developed in recent years to obtain closer images of the heart. It is useful in patients for whom examination from the usual external position is technically impossible or for hospitalized patients undergoing cardiac surgery. Trans-esophageal echo is performed with the ultrasound transducer placed in the esophagus through the mouth. Although this procedure enables more direct, accurate images of the heart, disadvantages include its invasive nature, increased patient discomfort and the requirement for patient sedation to promote procedure tolerance. In addition, patient airway complications may result, therefore emergency equipment, such as oxygen, intubation equipment and ECG monitoring must be immediately available. The procedure is customarily performed with several attendants, including an echo technician, a nurse and a physician.

Direct Fick

Direct Fick was the original method conceived in the late 1800’s to measure cardiac output. It is based on calculating the oxygen difference between the arterial and venous blood, along with oxygen inhalation and expiration. The Direct Fick method is seldom used because it is time consuming, costly and complicated. A variation of the Direct Fick method is called CO2 Re-breathing, or Indirect Fick. It was introduced in the 1980’s to the hospital surgical market. Because CO2 Re-breathing method is limited to patients who are mechanically ventilated, the number of patients who are candidates for the procedure is severely limited. In addition, lack of CMS-mandated reimbursement creates a barrier for adoption by the medical community.

Government Regulation

In November 1996, we received 510(k) clearance from the FDA to market the BioZ ICG System. In September 1997, the FDA granted 510(k) clearance to market the BioZ Portable and to implement our proprietary DISQ® technology into redesigned monitors. DISQ® provides improved measurement of impedance waveforms through enhanced digital signal processing and automatic calibration. In March 1998, we received 510(k) marketing clearance for our BioZ ICG Monitor. The BioZ ICG Monitor incorporates our Z MARC® algorithm, which allows the system to sense and modulate values on patients with over-compliant or under-compliant aortas.

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

The Federal Food, Drug and Cosmetic Act requires that medical devices be manufactured in accordance with current good manufacturing practice requirements. Good manufacturing practice requirements specify, among other things, that:

•	the manufacturing process be regulated and controlled by the use of written procedures;

•	the ability to produce devices which meet the manufacturer’s specifications be validated by the extensive and detailed testing of every aspect of the process; and

•	deficiencies in the manufacturing process or in the products produced be investigated and detailed records kept.

Before a new device may be introduced or marketed, the manufacturer generally must obtain either FDA 510(k) clearance or approval of a pre-market approval application. FDA clearance or approval may entail an expensive, lengthy and uncertain process. We have received a marketing clearance for the BioZ ICG System, the BioZ.pc and the BioZ ICG Monitor and BioZ ICG Module. These clearances remain subject to continued FDA audits and may be rescinded if we change the design of our technology. Further, we plan to submit additional new products for FDA clearance or approval in the future. It is possible that our future products may not gain FDA clearance or approval in a timely fashion, or at all.

We are also subject to routine inspection by the FDA and state agencies, such as the California Department of Health Services, for compliance with good manufacturing practice requirements, medical device reporting requirements and other applicable regulations. Violation or alleged violation of these regulations may result in government action ranging from warning letters to criminal prosecution. Companies who violate these regulations are also subject to penalties of up to $1,000,000. We have not been cited for any FDA violations.

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

In order to sell our products within the European community, we must comply with the European Commission’s medical device directive. In late 1998, we received authorization from TUV Rhineland of North America to place the CE mark on our BioZ ICG Monitor. The CE mark is recognized worldwide as an essential European regulatory approval and enabled us to expand our sales and distribution of the BioZ ICG Monitor throughout Europe. Future regulatory changes could limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark. If we fail to obtain authorization to use the CE mark or lose this authorization, we will not be able to sell our products in the European community. In July 2003, we had our annual compliance review and we passed without any significant issues. In May 2000, we received approval from the State Drug Administration of the People’s Republic of China, and in November 2000, we received a Canadian Medical Device License. In February 2002, our distribution partners received MHLW and KFDA approvals, enabling our products to be sold in Japan and Korea.

Employees

As of February 15, 2004, we had 151 employees, three of which are considered part-time. Of this number, 84 are in sales and marketing, 20 are in manufacturing, 20 are in research and development and 27 are in management or administration. None of our employees are covered by a collective bargaining agreement and no work stoppages have been experienced. We consider relations with our employees to be good.

Securities Exchange Act Reports

We maintain an Internet website at the following address: www.cdic.com. The information on our website is not incorporated by reference into this annual report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

RISK FACTORS

In addition to the other information contained in this Form 10-K, you should consider the following risk factors which could affect our business, financial condition and results of operation. The risks and uncertainties described below are not the only risks facing us and additional risks and uncertainties may also harm our business.

We depend upon on our BioZ product line, the market acceptance of which is in its early stages.

Our future is dependent upon the success of the BioZ product line and similar products that are based on the same core technology. The market for these products is in a relatively early stage of development and may never fully develop as we expect. The long-term commercial success of the BioZ product line requires widespread acceptance of our products as safe, efficient and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. In the past, some medical professionals have hesitated to use ICG products because of limitations experienced with older, analog-based monitors. Invasive procedures, such as PAC, are generally accepted in the medical community and have a long history of use.

We have sponsored and will continue to sponsor or support clinical trials. We cannot be certain that clinical trials will be completed, that they will have a positive outcome or that a positive outcome in these trials will be sufficient to promote widespread acceptance of our products within the medical community.

Our success depends in part upon the availability of adequate third-party reimbursement.

Our success will depend in part on the availability of adequate reimbursement from third-party healthcare payors, such as Medicare, private health insurers and managed care organizations. Third-party payors increasingly are challenging the pricing of medical products and services. Third-party payors may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available. In addition, reimbursement may not be at or remain at price levels adequate to allow medical professionals to realize an appropriate return on the purchase of our products.

If we are required to account for stock options under our employee stock plans as a compensation expense, our net income and earnings per share would be significantly reduced.

We record compensation expense only in conjunction with option grants to non-employees. For employee option grants, we calculate compensation expense and disclose the impact on net income (loss) and net income (loss) per share in a footnote to our financial statements. It is likely that future accounting pronouncements will require us to record compensation expense for employee stock option grants in our statement of operations. Note 1, “Stock Based Compensation,” of our financial statements reflects the impact that such a change in accounting treatment would have had on our net income (loss) and net income (loss) per share if it had been in effect during the past three years.

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

Widespread acceptance of our BioZ products is largely dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.

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

We depend on third parties for development and manufacturing services.

Our strategy for development and commercialization of some of our products depends upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations. We may not be able to negotiate acceptable arrangements in the future, and our existing arrangements may not be successful. We rely on contracted engineering services, particularly from Rivertek Medical Systems, Inc. Also, we currently assemble our products from components manufactured by a limited number of manufacturers. Therefore, we are dependent on component and subassembly manufacturers. If we experience a termination, modification or disruption of any of our development or manufacturing arrangements, we may be unable to deliver products to our customers on a timely basis, which may lead to customer dissatisfaction and damage to our reputation.

We may not have adequate intellectual property protection.

Our patents and proprietary technology may not be sufficient to protect our intellectual property rights. In addition, in the future, our products may be found to infringe the rights of others. From time to time, we have received communications from third parties asserting that features of some of our products may infringe the intellectual property rights of others. Any claims resulting in intellectual property litigation, whether defensive or offensive, would have no certain outcome and would be costly and time-consuming. In addition, if our products were found to infringe the intellectual property rights of others, we may be required to pay damages to such parties and/or to obtain licenses from such parties, either of which could be costly and could harm our business.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions. Future patent applications may not be issued, the scope of any patent protection may not exclude competitors, and our patents may not provide competitive advantages to us. Our patents may be found to be invalid and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Also, our existing patents may not cover products that we develop in the future. Moreover, when our patents expire, the inventions will enter the public domain. See “Business—Intellectual Property.”

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

With the exception of the last two fiscal years, we have experienced losses every year because we have expended more money in the course of researching, developing and enhancing our technology and products and establishing our sales, marketing and administrative organizations than we have generated in revenues. We expect that our operating expenses will continue to increase in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue to develop our technology. It is possible that we will not be able to achieve the revenue levels required to sustain profitability.

We may need additional capital, which may be unavailable.

The commercialization of our current product line, acquisition of complimentary technologies and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

•	our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional inventory, and finance the increase in accounts receivable;

•	our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital;

•	our receipt of, and the time required to obtain, regulatory clearances and approvals—the longer regulatory approval takes, the more working capital we will need to support our regulatory and development efforts in advance of sales;

•	the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand, acquire complimentary technologies or simply change our process, products or technology will require increased funds;

•	facilities requirements—as we grow we need additional manufacturing, warehousing and administration facilities and the costs of the facilities will be borne before substantially increased revenue from growth would occur;

•	market acceptance and demand for our products—although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital;

•	customer financing strategies—our attempt to accelerate the purchasing processes by offering internal leasing programs as an alternative to outright purchasing and by providing purchasers with extended payment terms and financing options will consume additional capital.

We may be unable to predict accurately the timing and amount of our capital requirements. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our capital structure, our history of losses or the need to achieve widespread acceptance of our technology as too great a risk to bear. As a result, additional funding may not be available at attractive terms, or at all. If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, to change our method of operation or to curtail our operations.

We may not be able to manage growth successfully.

If successful, we will experience a period of growth that could place a significant strain upon our managerial, financial and operational resources. Our infrastructure, procedures, controls and information systems may not be adequate to support our operations and to achieve the rapid execution necessary to successfully market our products. Our future operating results will also depend on our ability to continually upgrade our information systems, expand our direct sales force and our internal sales, marketing and support staff. If we are unable to manage future expansion effectively, our business, results of operations and financial condition will suffer, our senior management will be less effective, and our revenues and product development efforts may decrease.

Our quarterly operating results frequently vary due to factors outside our control.

We have experienced and expect to continue to experience fluctuations in quarterly operating results due to a number of factors. We cannot control many of these factors, which include the following:

•	the timing and number of new product introductions;

•	seasonality and the number of selling days in a given quarter;

•	the mix of sales of higher and lower margin products in a quarter;

•	the market acceptance of our products;

•	development and promotional expenses relating to the introduction of new products or enhancements of existing products;

•	product returns or bad debt write-off’s;

•	changes in pricing policies by our competitors;

•	the timing of orders from major customers and distributors; and

•	delays in shipment of products, either to us or to our customers.

For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future results.

We may not continue to receive necessary FDA or other regulatory clearances or approvals.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been suggested that would increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

We expect that the U.S. Congress and state legislatures will continue to review and assess various healthcare reform proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be effective. Other countries also are considering healthcare reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

We are subject to product liability claims and product recalls that may not be covered by insurance.

The nature of our business exposes us to risks of product liability claims and product recalls. Medical devices as complex as ours frequently experience errors or failures, especially when first introduced or when new versions are released. For example, we voluntarily retrieved 43 units of our new BioZ ICG Monitor’s from purchasers in December 2001 due to performance issues identified in conjunction with early users of this product. All units were replaced and retrofitted to address the performance issues. Our products are sometimes used in procedures where there is a high risk of serious injury or death. These risks will exist even with respect to those products that have received, or may in the future receive, regulatory clearance for commercial sale.

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

The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

•	actual or anticipated quarterly variations in operating results;

•	announcements of technological innovations, new products or pricing by our competitors;

•	changes in, or failure to meet, financial estimates of securities analysts;

•	the rate of adoption by physicians of ICG technology in targeted markets;

•	the timing and extent of technological advancements, patent and regulatory approvals;

•	results of clinical studies;

•	the sales of our common stock by affiliates or other shareholders with large holdings; and

•	general economic and market conditions.

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

The holders of warrants to purchase our common stock could require us to issue additional shares of common stock to them pursuant to anti-dilution rights. These rights would cause us to issue additional common stock upon exercise of their warrants if we sell common stock at a price less than the exercise price of their warrants. If we need to sell common stock at a time when the market price for our shares is depressed, these anti-dilution rights could further depress the market price and impair our ability to raise additional capital. As of February 15, 2004, there were warrants outstanding for the purchase for 2,335,000 shares of our common stock.

Our international sales expose us to unique risks.

In fiscal 2003, international sales accounted for approximately 5% of our net sales. We believe that international sales will represent a meaningful portion of our revenue in the future. We rely on regional distributors and GEMS-IT to assist us with our international sales efforts. We are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

Terrorist attacks in the United States and the threat of war have affected travel, the stock market, the postal service and the general economy.

In the wake of the terrorist attacks that occurred in the United States on September 11, 2001, stock prices broadly declined from the prices that existed prior to the attacks. In addition to affecting the stock markets, the terrorist attacks may affect the United States and international economies because of the uncertainties that exist as to how the United States will respond in the future and as to whether additional attacks will be carried out against the United States. These uncertainties brought about challenges in travel, mail delivery and contributed to a slowdown in economic activity in the United States and beyond. Limitations on travel by our sales and clinical staff could negatively affect our ability to achieve our revenue goals. Additionally, travel closures or delays could negatively impact deliveries of raw materials from our vendor required to manufacture our products including the disposable sensors and deliver them in a timely way to our customers. Delays in the delivery of mail could inhibit our ability to invoice and collect amounts owed to us.

Recent corporate scandals involving alleged accounting irregularities have resulted in unavailability of or significantly higher premiums for director and officer liability insurance.

As a result of well publicized corporate business failures involving improper acts by executives and accounting irregularities, director and officer liability insurance has become more difficult to obtain and the premiums for such insurance have increased significantly. If we are unable to obtain director and officer liability insurance at rates that are reasonable or at all, we may not be able to retain our current officers and directors or attract qualified directors and officers in the future.

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

We may not be able to execute our acquisition strategy or successfully integrate future acquisitions.

We expect to pursue opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products or expand the breadth of our markets or customer base. We have no previous experience in acquiring other businesses and technologies.

Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	unanticipated cost associated with the acquisition, including accounting charges and transaction expenses;

•	problems maintaining uniform standards, procedures, controls and policies;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-today operations, our business may be disrupted, and our operating results may suffer. In addition, if we finance acquisitions by incurring debt or issuing equity, our existing shareholders would be diluted or we would have to generate additional profits to cover the interest expense.

Utilization of our deferred tax assets may be limited and is dependant on future taxable income.

We have federal operating loss carryforwards of approximately $22,000,000 for federal income tax purposes. These amounts may be subject to significant limitations under section 382 of the Internal Revenue Code of 1986. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur or have occurred we may lose some or all of the tax benefits of these carryforwards. The extent of such limitations for prior years, if any, has not yet been determined.

At November 30, 2003, a valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards. In calculating our tax provision and assessing the likelihood that we will be able to use the deferred tax assets we will continue to evaluate our ability to realize these deferred tax assets. As we generate taxable income for book purposes, we will realize the benefit of the deferred tax assets to offset the tax expense or stockholders’ equity for the applicable stock option valuation allowance associated with pre-tax income, resulting in a reduced net tax expense for the period and greater net income than would normally be expected. In addition, when we determine, based on the information existing in the future, including the assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted book and tax income, that it is more likely than not that we will realize the deferred tax assets, we will reduce or eliminate the valuation allowance on the deferred tax assets. Upon reversing the valuation allowance and recognizing the deferred tax assets, we will recognize a tax benefit. The favorable impact of the tax benefit may distort the trends in our operating results and would impact the comparability of our results of operations with other periods. This may make our financial results appear favorably when compared to companies with similar results of operations that do not provide a valuation allowance on their net deferred tax assets.

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

Our executive offices total approximately 18,000 square feet and are located at 6175 Nancy Ridge Drive in San Diego, California under a lease that expires on August 1, 2007. Our monthly rent for this property is $22,000. This facility houses all of our research, development, manufacturing, marketing, sales and administrative activities except for field and contract personnel. Approximately 12,000 square feet of the facility is being utilized by our research, development and manufacturing functions with the balance occupied by our marketing, sales and administrative staff. We currently are considering expansion options to accommodate our anticipated growth and believe that suitable additional space will be available to accommodate our future needs.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business, none of which is required to be disclosed under this Item 3. Management believes that resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of January 31, 2004 are as follows:

Name	Age	Position(s)
Michael K. Perry	43	Chief Executive Officer and Director
Rhonda F. Rhyne	43	President
Steve P. Loomis	43	Chief Financial Officer
Russell H. Bergen	57	Vice President of Operations
Dennis G. Hepp	54	Chief Technology Officer
Patrick W. Bradley, Ph.D.	50	Vice President of Business Development
Richard E. Trayler	53	Vice President of International Operations

Michael K. Perry, age 43, has been our chief executive officer and a director since April 1998. From 1994 to 1997, Mr. Perry was vice president of operations at Pyxis Corporation, a leading provider of healthcare automation, information management services and pharmacy management services to hospitals and outpatient facilities. Pyxis was acquired by Cardinal Health, Inc. in 1996. Prior to joining Pyxis, Mr. Perry served in various management positions with the medical products group of Hewlett Packard Company. Additionally, he was director of quality for a division of Hewlett-Packard’s deskjet printer group. Mr. Perry holds a bachelor’s degree in mechanical engineering from General Motors Institute and a master’s degree in business administration from Harvard University. Mr. Perry serves on the advisory board of the University of California San Diego Cardiovascular Center.

Rhonda F. Rhyne, age 43, has been our president since June 1997, previously serving as chief operating officer from 1996 to 1997 and as vice president of operations from 1995 to 1996. From 1992 until 1995, Ms. Rhyne was president, chief executive officer and vice president of sales and marketing for Culture Technology, Inc. Ms. Rhyne has also held sales positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Rhyne holds a bachelor’s degree in pharmacy from Washington State University and a master’s degree in business administration, executive program, from University of California Los Angeles, Anderson School of Business.

Steve P. Loomis, age 43, joined the Company in September 1996 as vice president of finance and has held the positions of chief financial officer and corporate secretary since April 1997. From 1993 until 1996, he served as director of financial reporting at Kinko’s Inc. From 1988 to 1993, Mr. Loomis was chief financial officer for Terminal Data Corporation, a publicly traded company. He earned his bachelor’s degree in business administration from California State University at Northridge. Mr. Loomis is a certified public accountant.

Russell H. Bergen, age 57, has served as our vice president of operations since joining us in September 1998. From 1971 to 1998, Mr. Bergen held management positions in the instrument group, peripheral products group and inkjet business unit of Hewlett Packard Company. Previously, Mr. Bergen was employed at Honeywell, Inc. as a procurement engineer. Mr. Bergen earned a bachelor’s degree in aerospace engineering and manpower management from the University of Colorado at Boulder.

Dennis G. Hepp, age 54, has been our chief technology officer since June 1997 and has served as a consultant to us since July 1995. From 1974 to 1986, Mr. Hepp held engineering and management positions at Medtronic, Inc. In 1989, Mr. Hepp founded, and remains a key employee and managing director of Rivertek Medical Systems, Inc., an engineering consulting firm to medical device manufacturers. Mr. Hepp holds a bachelor’s degree in electrical engineering from the University of Detroit.

Patrick W. Bradley, Ph.D., age 50, joined CardioDynamics in September 2000 as vice president of business development. Dr. Bradley served as director of new technologies for Cardiac Science, Inc. from 1999 to 2000 and from 1993 to 1999; Dr. Bradley was associate vice president for OEM Technologies at VitalCom, Inc.

Prior to that, he was director of product management at Quinton Instrument Company. Dr. Bradley has served on the Scientific Peer Review Committee for the American Heart Association and on the Sports Science Research Group for the United States Olympic Committee. He has a bachelor’s degree in biology from Texas A&M University and a master’s degree and Ph.D. in physiology from University of Houston.

Richard E. Trayler, age 53, is our vice president of international operations and served as our chief operating officer from July 1997 to January 2003. From 1982 to 1997, Mr. Trayler held sales management positions at Quinton Instrument Company. He has also held positions at the Heart Institute for CARE, the University of Washington and the Boeing Company. Mr. Trayler earned a bachelor’s degree from Texas A&M University and a master’s degree from the University of Washington.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol “CDIC.” The following table sets forth, for the periods indicated, the high and low bid and ask prices per share of our common stock as furnished by the Nasdaq National Market.

	High	Low
Year Ended November 30, 2003
Fourth Quarter	$6.74	$4.20
Third Quarter	4.85	3.01
Second Quarter	3.56	2.60
First Quarter	4.30	2.90

Year Ended November 30, 2002
Fourth Quarter	$4.32	$2.19
Third Quarter	3.75	2.14
Second Quarter	5.35	2.72
First Quarter	7.62	4.41

On February 15, 2004 there were 467 holders of record of our common stock with 46,571,764 shares outstanding. Our total shareholder base is just over 13,000. We have not declared or paid any cash dividends on shares of our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information for, and as of the end of, each of the fiscal years in the five-year period ended November 30, 2003. The information set forth below is derived from the financial statements of the Company and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and related Notes.

	Years Ended November 30,
	2003	2002	2001	2000	1999
	(In thousands, except percentages and per share data)
Statements of Operations Data:
Net sales	$30,332	$23,523	$19,598	$13,102	$7,281
Percentage of net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Income (loss) from operations	2,328	10	(1,162)	(8,501)	(3,274)
Percentage of net sales	7.7%	0.0%	(5.9%)	(64.9%)	(45.0%)
Net income (loss) applicable to common shareholders	2,452	310	(659)	(8,267)	(4,219)
Percentage of net sales	8.1%	1.0%	(3.4%)	(63.1%)	(57.9%)
Net income (loss) per common share—basic and diluted	.05	.01	(.01)	(.19)	(.12)
Weighted-average number of shares outstanding used in per share calculation
Basic	46,248	46,087	45,583	43,145	36,296
Diluted	47,607	47,458	45,583	43,145	36,296

	As of November 30,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital	$21,328	$18,164	$15,957	$15,855	$3,589
Total assets	26,648	23,566	21,461	21,561	8,497
Long-term liabilities	843	560	327	87	1,350
Preferred stock	—	—	—	—	—
Total shareholders’ equity	23,020	19,724	18,423	18,566	2,643

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to Part I, Item 1 of this Form 10-K, “Business—Risk Factors”. This discussion refers to fiscal years that ended on November 30.

Results of Operations

CardioDynamics is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive monitoring technologies. Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings. Just as electrocardiography noninvasively measures the heart’s electrical characteristics, ICG makes it possible to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our products measure 12 hemodynamic parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead products, the BioZ ICG Monitor and the BioZ ICG Module for GE Medical Systems Information Technologies (GEMS-IT) Patient Monitoring Systems have been cleared by the U.S. Food and Drug Administration (FDA) and carry the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment.

The aging of the worldwide population along with continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends that are helping drive adoption of our BioZ ICG Systems. These trends are likely to continue into the foreseeable future and should provide continued growth prospects for our Company.

We derive our revenue primarily from the sale of our BioZ ICG Monitors and associated sensors, which are consumed each time a patient test is performed. During 2003, 17% of our revenue came from our disposable sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, and 12% in 2002. The compound annual revenue growth for our sensors during the past 4 years has been 123% per year with sensor sets for nearly 1 million patient applications being shipped to customers during 2003. We estimate that sensor revenue will comprise as much as 40% of our total revenue within the next five years. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ ICG Systems. Our CAS investment has helped us to accelerate the growth of our sensor business, which improves the predictability of our revenue, earnings, and cash flow over time.

Our management team is focused on expanding the adoption of ICG technology. In the healthcare industry, there is often a slow, steady adoption of successful new technologies. Making physicians aware of the availability and benefits of a new technology and the changing of physician habits, time required to secure adequate reimbursement levels, and the malpractice and legal issues that overlay the healthcare industry are all factors that tend to slow the rate of adoption for any new medical technology. We are investing a significant amount of our resources in clinical trials, which, if results prove successful, will contribute to further physician acceptance and market adoption of our technology. We have assembled a well-respected and experienced group of medical advisors that have guided the development and implementation of our clinical trials. As with any clinical trial, there is not absolute assurance of the desired positive outcome, however, we have exercised considerable diligence in designing and managing these clinical trials to provide a strong foundation for success.

Additionally, we continue to invest in our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GEMS-IT and Philips. Both of these partners are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GEMS-IT and are co-developing with Philips, a first of its kind, combined ICG/ECG device. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional partnerships over time to further the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan would be an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, or the inability to hire, train, and develop the necessary sales and clinical personnel to meet our growth objectives. We continue to prepare for increased competition from emerging ICG companies or other new technologies that could yield similar clinical outcomes at reduced cost or provide superior outcomes. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks to the greatest extent possible. For information regarding additional risk factors that could have a material adverse effect on our business, refer to Part I, Item 1 of this Form 10-K.

Following is a list of some of our key milestones in 2003:

•	22 consecutive quarters of year over year revenue growth, 7 consecutive quarters of profitability, and 6 consecutive quarters of positive operating cash flow;

•	accelerated revenue growth to 29%;

•	significantly improved profitability with net income of $2,452,000;

•	our first full year of positive operating cash flow at $2,229,000;

•	grew sensor revenue 82%, to $5,170,000 representing 17% of overall net sales;

•	presented 7 ICG studies at various medical conferences throughout the year;

•	issued 6 new U.S. patents including AERIS™ processing technology;

•	implemented new company-wide integrated information system; and

•	completed first employee satisfaction and customer satisfaction surveys.

Net Sales were $30,332,000, $23,523,000, and $19,598,000 for 2003, 2002, and 2001, respectively, representing growth of 29% in 2003 over 2002 and 20% growth in 2002 over 2001. The sales growth was achieved primarily through increased unit sales by our domestic direct sales force and increased disposable sensor revenue as our installed base of monitors continues to grow. We sold 769 BioZ Monitors in 2003, up from 630 in 2002 and 558 in 2001, increasing our active installed base of stand-alone BioZ Monitors to over 2,300. We believe the demand for our products will continue to grow as the medical community’s recognition of the clinical usefulness of our ICG technology increases.

In March 1998, we received 510(k) marketing clearance for our BioZ ICG Monitor. The BioZ ICG Monitor incorporates our Z MARC® algorithm, which allows the system to sense and modulate values on patients with over-compliant or under-compliant aortas. The BioZ ICG Monitor accounted for 80% of our overall revenues in 2003, compared with 85% and 78% of our sales in 2002 and 2001, respectively. The fluctuation in the percentage of BioZ sales is due to increasing sales of our disposable sensors, extended warranty, and, in 2001, $2,263,000 of our net sales were from the initial shipments of the BioZ ICG Module kits to our strategic partner, GEMS-IT.

Sales by our domestic direct sales force, which targets physician offices and hospitals, increased 28% in 2003 with sales of $28,542,000, from $22,212,000 in 2002, and increased 43% in 2002 over 2001 sales of $15,571,000. We achieved an 18% increase in unit productivity by our direct sales force in 2003 and a 2%

improvement in 2002 over 2001. These improvements were primarily driven by lower sales force turnover and the sales support provided by our clinical application specialists.

Disposable sets of four dual sensors are required each time our BioZ products are used. In May 2000, we received FDA 510(k) clearance on the BioZtect® sensor and cable system, which provides enhanced features to our customers and promotes the exclusive use of our patented sensors with our equipment. To protect our electrode technology, we hold several utility patents and three United States design patents. The BioZtect® sensors for our stand-alone BioZ ICG Monitors have a list price of $10.95 per application and $19.95 per application for the BioZ ICG Module. We offer a Discount Sensor Program (formerly Auto-Ship Sensor Program) to our domestic outpatient customers that provides significant discounts and price protection on sensor purchases in exchange for minimum monthly sensor purchase commitments. At November 30, 2003, approximately 47% of our customers were participating in the Discount Sensor Program. At $5,170,000, $2,858,000 and $1,746,000, our disposable sensor revenue grew 81% in 2003, and 64% in 2002, respectively. This growth has been primarily driven by a 39% increase in the number of units in the active installed base in 2003 and 40% in 2002 over 2001, along with a 24% increase in the average price per sensor shipped and a 31% increase in the average number of applications used per system per day over the two year period ended November 30, 2003. As the installed base of BioZ ICG Systems grows, we expect the sales generated by our disposable sensors to continue to comprise a larger portion of our overall revenue stream.

The list price for our BioZ Monitors is $38,710 and the average net revenue achieved per unit sold by our direct sales force has increased over the three-year period by just over 10%. There are several reasons that we are able to continue to sell our BioZ Monitors at increasing amounts including:

•	lower interest rates and modified third party leasing company incentive programs which require less of a deferred interest revenue reduction;

•	greater awareness and acceptance of ICG technology;

•	inclusion of additional product features, options and accessories;

•	uniform nationwide Medicare reimbursement; and

•	the absence of competitive products or cost-effective alternative technologies.

In November 1998, we received CE Mark approval for our BioZ ICG Monitor, which expanded our opportunities for distribution in Europe. In 1999 and 2000, we entered into several strategic distribution agreements with GEMS-IT for exclusive distribution of our BioZ ICG Monitors to select countries around the world. Through GEMS-IT and our other international distributors, ICG technology is now represented in over 30 countries throughout Europe, Asia Pacific, Africa, the Middle East, Australia, New Zealand and Latin America. In May 2000, we received State Drug Administration approval from the People’s Republic of China and in November 2000, a license to sell medical devices in Canada. In February 2002, our distribution partners received MHLW and KFDA approvals, enabling our products to be sold in Japan and Korea. Sales to our international distributors and strategic partner internationally were $1,559,000, $1,181,000, and $914,000 for 2003, 2002 and 2001, respectively.

Sales to our domestic strategic partners were $231,000, $130,000 and $3,113,000 for 2003, 2002 and 2001, respectively. Our agreement with GEMS-IT called for annual minimum purchase commitments that expired in 2001 and therefore sales in 2002 and 2003 were significantly less as they sold from their inventory. In the second quarter of 2001, we commenced shipments to GEMS-IT of the BioZ ICG Module, a custom plug-in module for the GEMS-IT series of bedside monitors. This product extends the capabilities of the GEMS-IT Solar and DASH product families to provide the hemodynamic parameters of our BioZ ICG Monitor. The BioZ ICG Module is distributed worldwide by GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. In the second quarter of 2002, we entered into an OEM agreement with GEMS-IT which provides our direct sales force exclusive rights to sell BioZ ICG Modules directly into the GEMS-IT installed customer base of over 30,000 units while allowing the GEMS-IT sales force to continue to sell the BioZ ICG Module as an additional high-value parameter for new system sales. GEMS-IT has recently placed modest orders for additional BioZ ICG Modules for shipment in 2004.

In July 2002, we signed a Co-Development and OEM Agreement with Philips, a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry. This joint product development initiative will allow us to offer an ICG-only monitor on the Philips platform, as well as combine our proprietary ICG technology with Philips’ diagnostic 12-lead ECG. Initial release of the ICG product is targeted for the end of 2004. The agreement allows both companies to market the combined ICG/ECG product.

In November 2002, we entered into a distribution agreement with SunTech Medical Instruments, Inc. (SunTech), the world leader in motion-tolerant noninvasive blood pressure monitoring products and technology, which gave us the right to sell SunTech’s new ambulatory blood pressure (ABP) throughout North, Central, and South America. Our sales of ABP’s in 2003 were nominal and are not expected to comprise a significant portion of future revenue.

Revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ Monitors in 2003 was $764,000, $657,000 in 2002 and $265,000 in 2001.

Gross Margins were $23,210,000, $17,378,000 and $13,984,000 for the years ended 2003, 2002 and 2001, respectively. As a percentage of net sales, gross margins have improved steadily to 77% in 2003 from 74% in 2002 and 71% in 2001. The improved gross margin percentage has resulted from several factors including:

•	commencement of shipments in the fourth quarter of 2001 of our re-engineered BioZ ICG Monitor which has a manufactured cost that is approximately 30% lower than the previous generation BioZ.com System;

•	improved manufacturing efficiencies as the number of systems we produce has increased;

•	reduced sustaining engineering expenses in 2003 related to supporting newly released products;

•	an increase of 20% in the average sales price of our disposable sensor from 2001 to 2003 and a 21% decrease in the cost negotiated with our supplier in 2003;

•	no sales of the lower margin ICG Modules sold to GEMS-IT in 2003 or 2002, down from 761 modules in 2001; and

•	an increase of 10% in the average sales price of our BioZ Systems from 2001 to 2003 as a result of lower lease rates and modified third party leasing company incentive programs which require less of a deferred interest revenue reduction.

We do not expect our gross margins to continue to increase. As the market begins to mature and penetration increases, we believe that prices will naturally decline as ICG technology becomes more of a standard of care, driving our gross margin to lower levels.

Selling and Marketing expenses increased 18% to $15,548,000 in 2003 from $13,124,000 and $10,184,000 in 2002 and 2001 respectively. Measured as a percent of sales, these expenses have fluctuated from 51% in 2003, down from 56% in 2002 and 52% in 2001. Higher sales and increased sales productivity, coupled with the 81% growth in recurring sensor revenue, contributed to the improvement in sales and marketing as a percentage of net sales. The expense increases in 2003 and 2002 are largely due to higher salaries and commissions on increased sales by our direct sales force, the addition of CAS and marketing personnel during the two-year period, and additional provision for doubtful accounts resulting from higher accounts receivable balances. Our objective is to reduce selling and marketing expenses as a percentage of revenue each year over the next several years. With the current operating leverage in our business, this improvement provides a significant opportunity to improve net income and cash flow in the near term.

Research and Development expenses for the years ended November 30, 2003, 2002 and 2001 were $3,272,000, $2,423,000 and $3,215,000, respectively. The 35% increase in comparing 2003 to 2002 expenditures is primarily attributable to the addition of five engineering and research personnel during the year providing us with the capacity to focus increased attention on the development of new products and product enhancements. Development of the joint ICG/ECG product with Philips consumed most of these resources in 2003. Our investments in research, product development and clinical studies were lower in 2002, as the development of the GEMS-IT BioZ ICG Module which required substantial outside engineering services was concluded and initial expenditures on several clinical studies leveled out.

General and Administrative expenses were $2,062,000, $1,821,000 and $1,747,000 in 2003, 2002 and 2001 respectively. As a percentage of net sales, general and administrative expenses continued to decrease to 7% in 2003, from 8% in 2002 and 9% in 2001 as we continue to focus on ongoing cost containment in all areas of our business with specific emphasis in the areas that are not directly related to sales growth. However, we anticipate that compliance with certain provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to internal controls, will increase our general and administrative costs in future periods.

Other Income and Expense includes interest income of $366,000, $361,000, and $584,000 in 2003, 2002 and 2001, respectively. The decrease in 2003 and 2002 from 2001 was due to lower rates of interest earned on invested funds and decreased interest earned on internally financed leases. We incurred interest expense of $15,000, $10,000 and $47,000 for years 2003, 2002 and 2001, respectively. The decrease in interest expense in 2002 over 2001 is due to several capital leases coming to the end of their terms during 2002.

Provision For Income Taxes in 2002 and 2001 were the minimum annual amount of $1,000. We have federal and California state net operating loss carryforwards to offset taxable income; however, as a result of the budget shortfall, California has suspended the use of net operating loss carryforwards for 2003 and 2004, therefore we incurred $227,000 of franchise tax expense in 2003 on income earned in California.

Net Income (Loss) was of $2,452,000, or $.05, per share in 2003, up from $310,000 in 2002, or $.01 per share. In 2001, we recorded a net loss of $659,000, or ($.01) per share.

Liquidity and Capital Resources

Net cash provided by operating activities in 2003 was $2,229,000, up from a net cash usage of $143,000 in 2002, contributing to a $3,164,000 increase in our working capital to $21,328,000 at November 30, 2003, up from $18,164,000 at November 30, 2002. The 17% increase in 2003 is primarily due to improved accounts receivable collections and tighter inventory flow management, offset partially by quicker payments to our vendors. In 2003 and 2002, we invested our excess cash and cash equivalents in short-term highly liquid investments.

We maintain a reserve for excess, slow moving and obsolete inventory, and we value our inventory at the lower of cost or market using the first-in, first-out method. In 2003, 2002, 2001 we charged $377,000, $216,000 and $209,000, respectively, against the inventory reserve and wrote off as obsolete $89,000 $659,000 and $142,000, respectively, in those same periods. We have not had to write-down any inventory due to the market value being lower than our cost. We believe that our inventory reserves are adequate and appropriate and we do not expect changes in these reserves to have a material impact on our current or future results of operations, capital resources or liquidity.

In 2003, 2002 and 2001, we invested $510,000, $228,000 and $200,000, respectively, in property and equipment, principally for new computers, software and equipment. Much of the increased investment in capital assets during fiscal 2003 was for a new computer information system that was implemented in September 2003. We generated $767,000, $849,000 and $393,000 from financing activities in 2003, 2002 and 2001, respectively, primarily from the exercise of stock options and warrants.

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease was renewed in March 2002 for the period commencing August 1, 2002 and continuing through July 31, 2007. The current lease payments are approximately $22,000 per month, including common area maintenance charges and property taxes. We are currently considering expansion options to accommodate our current and anticipated growth, however we do not anticipate significantly increasing our facility costs in the near term.

We have a secured revolving credit line with Comerica Bank that provides for borrowings up to $4,000,000 at the bank’s prime rate through September 2004. All the assets of the Company collateralize the credit line. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. We do not believe that any of the covenants are reasonably likely to materially limit our ability to borrow on the credit line. During 2003 and 2002, there were no outstanding borrowings under the line of credit.

In the near term, we intend to use our cash on hand, marketable securities, operating cash flows and availability under our line of credit to support our ongoing operating and financing requirements such as ongoing research and development efforts, expansion of our direct sales force, capital expenditures and to meet our working capital requirements. As we continue to pursue opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

Our contractual cash obligations for periods subsequent to November 30, 2003 are as follows: (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	30	10	20	—	—
Operating lease obligations	883	230	485	168	—
Warranty obligations	634	14	89	531	—

Total	$1,547	$254	$594	$699	$—

We have operating loss carryforwards of approximately $21,704,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, or are deemed to have occurred, we may lose some or all of the tax benefits of these carryforwards. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards. As a result of the California state budget shortfall, California has suspended the use of net operating loss carryforwards for 2003 and 2004, which will require us to pay franchise tax on any income earned in California in those years.

Off-Balance Sheet Arrangements

The Company is not a party to off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to the allowance for doubtful accounts receivable, sales returns, inventory obsolescence and warranty reserve. We state these accounting policies in the notes to the financial statements and at relevant sections in this discussion and analysis. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under difference assumptions or conditions.

In response to the SEC’s Release numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements. Our management has discussed the development and selection of the critical accounting estimates with the audit committee and our board of directors and the audit committee has reviewed our disclosure relating to in this discussion and analysis.

We maintain an allowance for doubtful accounts receivable to cover estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customer’s credit and financial condition, payment history and relevant economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

We also maintain an estimate of potential future product returns related to current period product sales. We analyze the rate of historical returns when evaluating the adequacy of the allowance for product returns, which is included with the allowance for doubtful accounts receivable on our balance sheet. At November 30, 2003, gross trade accounts receivable totaled $11,500,000 and the allowance for doubtful accounts was $1,940,000, which included an allowance for sales returns of $1,056,000. At November 30, 2002 gross trade accounts receivable totaled $10,342,000 and the allowance for doubtful accounts was $1,726,000, which included an allowance for sales returns of $746,000.

We recognize revenue from the sale of product when persuasive evidence of a sale exists, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. We sell some products under long-term financing arrangements and recognize the present value of the minimum payments as revenue at the time of sale and recognize interest income over the term of the contract. Revenue for extended warranty contracts is recognized evenly over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue.

We maintain a reserve for excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. We value our inventory at the lower of cost, using the first-in, first-out method, or market. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including our current assessment of future product demand, historical experience, and product expiration.

We also maintain a reserve for product warranties. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs, failure rates, etc. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the appropriateness of such assumptions. Warranty accruals are adjusted from time to time when actual warranty claim experience differs from our estimates.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about future taxable earnings raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit or disposal activities. SFAS No.146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no effect on our results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. Other than for additional disclosures regarding our warranty reserve, the adoption of this interpretation had no impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. We have implemented the disclosure provisions of SFAS No. 148 and have decided to continue to account for stock-based employee compensation using the intrinsic value method under APB opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS 148. Other than for additional disclosures regarding our stock options, the adoption of this interpretation had no impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this interpretation had no effect on our financial position or results of operations.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

CardioDynamics International Corporation:

We have audited the accompanying balance sheets of CardioDynamics International Corporation as of November 30, 2003 and 2002, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation as of November 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Diego, California

January 20, 2004

CARDIODYNAMICS INTERNATIONAL CORPORATION

Balance Sheets

November 30, 2003 and 2002

(In thousands, except share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$4,762	$2,375
Short-term investments, available for sale	4,583	4,504
Accounts receivable, net of allowance for doubtful accounts of $1,940 in 2003 and $1,726 in 2002	9,560	8,616
Inventory, net	3,163	3,474
Current portion of long-term receivables	1,723	2,255
Other current assets	322	222

Total current assets	24,113	21,446
Property and equipment, net	634	414
Long-term receivables and note receivable, net	1,781	1,654
Other assets	120	52

Total assets	$26,648	$23,566

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable including related party of $77 in 2003 and $44 in 2002	$795	$1,528
Accrued expenses	180	173
Accrued salaries, wages and benefits	1,421	1,195
Income taxes payable	44	—
Deferred revenue	316	285
Current portion of deferred rent	8	16
Reserve for warranty repairs—current	14	69
Current portion of capital lease obligations	7	16

Total current liabilities	2,785	3,282

Long-term portion of deferred revenue	104	166
Long-term portion of deferred rent	102	106
Reserve for warranty repairs—long-term	620	264
Long-term portion of capital lease obligations	17	24

Total long-term liabilities	843	560

Total liabilities	3,628	3,842
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 18,000,000 shares authorized, no shares issued or outstanding at November 30, 2003 or 2002	—	—
Common stock, no par value, 100,000,000 shares authorized, issued and outstanding 46,518,293 shares at November 30, 2003 and 46,171,584 shares at November 30, 2002	50,638	49,774
Accumulated other comprehensive (loss) income	(17)	3
Accumulated deficit	(27,601)	(30,053)

Total shareholders’ equity	23,020	19,724

Total liabilities and shareholders’ equity	$26,648	$23,566

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Operations

For the years ended November 30, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Net sales	$30,332	$23,523	$19,598
Cost of sales	7,122	6,145	5,614

Gross margin	23,210	17,378	13,984

Operating expenses:
Research and development	3,272	2,423	3,215
Selling and marketing	15,548	13,124	10,184
General and administrative	2,062	1,821	1,747

Total operating expenses	20,882	17,368	15,146

Income (loss) from operations	2,328	10	(1,162)

Other income (expense):
Interest income	366	361	584
Interest expense	(15)	(10)	(47)
Other, net	—	(50)	(33)

Total other income	351	301	504

Income (loss) before provision for income taxes	2,679	311	(658)
Provision for income taxes	(227)	(1)	(1)

Net income (loss)	$2,452	$310	$(659)

Net income (loss) per common share, basic and diluted	$.05	$.01	$(.01)

Weighted-average number of shares used in per share calculation:
Basic	46,248	46,087	45,583

Diluted	47,607	47,458	45,583

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Shareholders’ Equity and Comprehensive Income

For the years ended November 30, 2003, 2002 and 2001

(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at November 30, 2000	45,518,475	$48,270	$—	$(29,704)	$18,566	—
Compensatory stock options granted	—	61	—	—	61	—
Common stock issuance costs	—	(2)	—	—	(2)	—
Issuance of common stock—upon exercise of stock options and warrants	279,847	457	—	—	457	—
Net loss	—	—	—	(659)	(659)	—

Balance at November 30, 2001	45,798,322	48,786	—	(30,363)	18,423	—
Compensatory stock options granted	—	70	—	—	70	—
Common stock issuance costs	—	(26)	—	—	(26)	—
Issuance of common stock—upon exercise of stock options and warrants	373,262	944	—	—	944	—
Comprehensive income:
Unrealized gain on marketable securities	—	—	3	—	3	$3
Net income	—	—	—	310	310	310

Balance at November 30, 2002	46,171,584	49,774	3	(30,053)	19,724	$313
Compensatory stock options granted	—	50	—	—	50	—
Issuance of common stock, net of issuance costs	—	26	—	—	26	—
Issuance of common stock—upon exercise of stock options and warrants	346,709	757	—	—	757	—
Stock options income tax benefit	—	31	—	—	31	—
Comprehensive income:
Unrealized loss on marketable securities	—	—	(20)	—	(20)	(20)
Net income	—	—	—	2,452	2,452	2,452

Balance at November 30, 2003	46,518,293	$50,638	$(17)	$(27,601)	$23,020	$2,432

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows

For the years ended November 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,452	$310	$(659)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	290	300	275
Loss on sale of fixed assets	—	—	3
Provision for (reduction in) obsolete inventory	288	(443)	67
Provision for warranty repairs	301	162	136
Provision for (reduction in) demonstration inventory	212	(3)	(67)
Provision for (reduction in) doubtful receivables	1,429	812	879
Provision for (reduction in) doubtful long-term receivables	(7)	54	(53)
Compensatory stock options granted	50	70	61
Tax benefit from exercised stock options	31	—	—
Deferred rent	(12)	122	—
Changes in operating assets and liabilities:
Accounts receivable	(2,373)	(1,788)	(4,481)
Inventory	(189)	(126)	(647)
Long-term receivables and note receivable	412	(308)	(13)
Other current assets	(100)	128	(871)
Other assets	(68)	(22)	—
Accounts payable	(733)	190	(250)
Accrued expenses	7	67	(381)
Accrued salaries, wages and benefits	226	292	232
Income taxes payable	44	—	—
Deferred revenue	(31)	40	368

Net cash provided by (used) in operating activities	2,229	(143)	(5,401)

Cash flows from investing activities:
Maturities of short-term investments	2,300	500	—
Purchases of short-term investments	(2,410)	(5,022)	—
Purchases of property and equipment	(510)	(228)	(200)
Proceeds from sale of fixed assets	—	4	7

Net cash used in investing activities	(620)	(4,746)	(193)

Cash flows from financing activities:
Repayment of capital lease obligations	$(16)	$(69)	$(62)
Exercise of stock options and warrants	757	944	457
Issuance of common stock, net	26	(26)	(2)

Net cash provided by financing activities	767	849	393

Net increase (decrease) in cash and cash equivalents	2,376	(4,040)	(5,201)
Cash and cash equivalents at beginning of year	2,354	6,394	11,595

Cash and cash equivalents at end of year	$4,730	$2,354	$6,394

Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$10	$47
Cash paid for income taxes	$150	$1	$1
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sales securities, less deferred tax effect	$(20)	$3	$—
Equipment acquired by capital lease	$—	$—	$36

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

November 30, 2003 and 2002

(1) Summary of Significant Accounting Policies

Description of Business

CardioDynamics International Corporation (“CardioDynamics,” or “the Company”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive monitoring technologies.

We were originally incorporated in California in June 1980 and in October 1993 changed our name to CardioDynamics International Corporation.

Cash Equivalents

Cash equivalents consist of short-term money market funds and commercial paper and are stated at cost, which approximates fair market value. The Company considers all highly liquid debt instruments with maturities of ninety days or less when purchased, to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market, with cost based on the first-in, first-out basis. The Company evaluates inventory on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and non-saleable inventory. Inventory includes material, labor and overhead costs.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment acquired under capital leases are recorded at the present value of future minimum lease payments. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue from the sale of its products to end-users, distributors and strategic partners when persuasive evidence of a sale exists including; the product is complete, tested and has physically shipped, the sales price is fixed and determinable, the buyer is obligated to pay the total purchase price, title for the product has transferred to the buyer, collection of the resulting receivable is reasonably assured, there are no material contingencies or rights of return and the Company does not have significant obligations for future performance.

The Company also sells products under long-term financing arrangements and recognizes the present value of the minimum payments, based on the Company’s incremental borrowing rate, as revenue at the time of sale. The deferred interest income is recognized on a monthly basis over the term of the contract. Revenue for separately priced extended warranty contracts is recognized evenly over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

If products are to be delivered separately in a bundled sales arrangement, revenue is allocated among the deliverables based on the total consideration due from the buyer and the relative fair values of the deliverables using the historical average sales price. Separate contracts negotiated by a seller with the same purchaser or related parties that are entered into at or near the same time are presumed to be a single arrangement. Any portion of the sales proceeds that are contingent on the Company’s future performance with respect to undelivered items will be excluded from the revenue recognized until the contingency no longer exists.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is reduced for any discounts given to the buyer.

Warranty Cost

The Company records a provision for warranty repairs on all stand-alone systems sold which is included in cost of goods sold in the statements of operations and is recorded in the same period the related revenue is recognized. The warranty provision is calculated using historical data to determine the percentage of systems that may require repairs during the warranty period and the average cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The risk levels used in this model are reviewed and updated as risk levels change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

Patents

Registration costs for new patents are capitalized and amortized over the estimated useful life of the related patent, generally five years and classified as other assets in the accompanying balance sheets. In the event of a patent being superseded, the unamortized costs are written off immediately.

The gross carrying amounts were $90,000 and $22,000 as of November 30, 2003 and 2002, respectively. The accumulated amortization was $1,000 as of November 30, 2003. There was no accumulated amortization as of November 30, 2002. Amortization of $1,000 is included in research and development expense in the accompanying statements of operations for the year ended November 30, 2003. Assuming no change in the gross carrying amounts of the patents, the Company expects the aggregate amortization expense for each of the years ended November 30, 2004 through 2008, to be approximately $89,000.

Research and Development

Research and development costs are expensed in the period incurred.

Advertising

Advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $1,019,000 in 2003, $954,000 in 2002 and $802,000 in 2001. Included in other current assets at November 30, 2003 and 2002, was $164,000 and $142,000, respectively, relating to prepaid advertising expenses.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

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

Comprehensive Income

Comprehensive income is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income (loss) and unrealized gains and losses on short-term investments. Marketable securities consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about future taxable earnings raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock. These potentially dilutive instruments were not included in the per share calculation for 2003, 2002 or 2001 as their effect was antidilutive.

	For the years ended November 30,
	2003	2002	2001
Stock options	1,378,131	1,327,027	3,884,416
Warrants	2,000,000	2,000,000	2,472,170

Total	3,378,131	3,327,027	6,356,586

Weighted average common shares outstanding	46,248	46,087	45,583
Effect of dilutive securities:
Stock options	1,332	1,317	—
Warrants	27	54	—

Dilutive potential shares	1,359	1,371	—

Weighted average shares and dilutive potential common shares	47,607	47,458	45,583

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent stock option disclosures in both annual and interim financial statements. The Company has implemented the disclosure provisions of SFAS No. 148.

The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

At November 30, 2003, the Company had one stock-based employee compensation plan and applied APB Opinion No. 25 in accounting for the Plan. Stock-based employee compensation costs are not reflected in net income when the options are granted under the plan and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. No compensation cost has been recognized in the financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant. Awards under the plan vest over periods up to four years.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

The fair values of options and warrants granted during the years ended November 30, were determined using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected volatility	88.1%	92.6%	91.7%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.1%	3.1%	4.6%
Expected life	3.1 years	2.5 years	4.0 years

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period.

	(in thousands except per share data)

	2003	2002	2001
Net income (loss) as reported	$2,452	$310	$(659)
Add: Stock-based employee compensation expense included in the report of net income (loss)	50	70	61

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,255)	(2,512)	(5,172)

Pro forma net income (loss)	$247	$(2,132)	$(5,770)

Earnings (loss) per common share:
As reported—basic and diluted	$.05	$.01	$(.01)
Pro forma—basic and diluted	$.01	$(.05)	$(.13)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the recovery of accounts receivable, inventory and long-term receivables, the ability to estimate warranty obligations, provisions for returns and allowances and the determination of whether collection of revenue arrangements is probable or reasonably assured.

Significant Customers

During the fourth quarter of fiscal 2000, the Company entered into an agreement with GEMS-IT for the development of a custom plug-in module for the GEMS-IT series of bedside monitors. In the second quarter of fiscal 2001, the Company commenced shipments of the jointly developed BioZ ICG Module to GEMS-IT. The agreement also called for minimum purchase commitments during 2000 and 2001. For the year ended November 30, 2001 net sales received for systems, sensors and ICG Modules sold to GEMS-IT was $3,583,000 or 18% of sales. For fiscal years ended November 30, 2002 and 2003, no single customer or customer group was responsible for 10% or more of our sales.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued expenses and accrued salaries, wages and benefits, are considered to be representative of their fair values because of the short-term nature of these financial instruments. The fair value of each below-market, long-term receivable was estimated by discounting the future cash flows based on the Company’s incremental borrowing rate. Most long-term receivable contracts entered into after fiscal 2000 included market rate interest provisions and were recorded at face value. At November 30, 2003 and 2002, the fair value of the receivables approximated the carrying value.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company assesses long-lived assets and certain identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

Certain reclassifications have been made to certain prior year account balances in order to conform to current year presentation.

(2) Short-term Investments, available for sale (in thousands):

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
November 30, 2003
U.S. government obligations	2,002	—	(17)	1,985
Certificates of deposits	2,598	—	—	2,598

	4,600	—	(17)	4,583

November 30, 2002
U.S. government obligations	2,002	3	—	2,005
Certificates of deposits	2,499	—	—	2,499

	4,501	3	—	4,504

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

(3) Inventory

Inventory at November 30, 2003 and 2002 consists of the following (in thousands):

	2003	2002
Electronic components and subassemblies	$1,504	$1,549
Finished goods	1,032	1,416
Demonstration units	1,390	772
Less provision for obsolete inventory	(417)	(129)
Less provision for demonstration inventory	(346)	(134)

Inventory, net	$3,163	$3,474

(4) Property and Equipment

Property and equipment at November 30, 2003 and 2002 consist of the following (in thousands):

	2003	2002
Office furniture and equipment	$230	$211
Manufacturing and lab equipment and fixtures	299	277
Sales equipment and exhibit booth	48	43
Computer hardware and software	1,179	715
Leasehold improvements	117	117

	1,873	1,363
Less accumulated depreciation and amortization	(1,239)	(949)

Property and equipment, net	$634	$414

At November 30, 2003 and 2002, the Company had $36,000 and $124,000, of property and equipment under capital lease, respectively. Accumulated amortization on the leased equipment was $18,000 in 2003 and $85,000 in 2002.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

(5) Long-Term Receivables and Note Receivable

In the last half of fiscal 2000, the Company offered no-interest financing for its BioZ ICG Systems with maturities ranging from 24 to 60 months. The long-term receivables resulting from this financing program are collateralized by the individual systems. In the first fiscal quarter of 2001, the Company established a similar program through a third-party financing company to replace the internal equipment-financing program. Under certain circumstances, the Company continues to provide in-house financing to its customers, although the contracts now include market rate interest provisions. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using the Company’s incremental borrowing rate. Interest income is deferred and recognized on a pro-rated monthly basis over the term of the contract.

Long-term receivables and note receivable at November 30, 2003 and 2002 consist of the following (in thousands):

	2003	2002
Long-term receivables, net of deferred interest	$3,670	$4,082
Secured note receivable	394	394
Less allowance for doubtful long-term receivables	(560)	(567)

	3,504	3,909
Less current portion of long-term receivables	(1,723)	(2,255)

Long-term receivables and note receivable, net	$1,781	$1,654

(6) Guarantees

Product Warranties—The Company warrants that their stand-alone BioZ System shall be free from defects for a period of 60 months on each new system and for 12 months on each refurbished/demonstration system from the date of invoice. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the printer, and inflatable blood pressure cuffs that are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold which is included in cost of goods sold in the statements of operations and is recorded in the same period the related revenue is recognized.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

The following table summarizes information related to our warranty provision for the years ended November 30, 2003 and 2002 (in thousands):

	2003	2002
Beginning Balance	$333	$172
Liabilities accrued for warranties issued during the period, net of adjustments and expirations	693	206
Warranty expenditures incurred during the period	(392)	(45)

Ending Balance	$634	$333

(7) Financing Agreements

The Company has a secured revolving credit line with Comerica Bank that provides for borrowings up to $4,000,000 at the bank’s prime rate through September 2004. All the assets of the Company collateralize the credit line. Under the terms of the agreement, the Company is required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. During fiscal 2003 and 2002 and at November 30, 2003 and 2002 there were no outstanding borrowings under the line of credit.

(8) Shareholders’ Equity

During 2003, the Company assisted the Allen E. Paulson Living Trust in the placement of 500,000 shares of the Company’s common stock. The Company received fees in the amount of $10,000 for this assistance, which were completely offset by expenses incurred on behalf of the Trust.

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

(9) Convertible Preferred Stock

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

In August 1999, the Company declared $192,000 of preferred stock dividends in the form of 375,000 premium priced warrants issued to the Series A preferred shareholders in exchange for the relinquishment of their contractual right to purchase an additional $3,000,000 of convertible preferred stock. Each warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $3.54 per share, until the expiration date in August 2004. In March 2000, 25,000 of these warrants were exercised. The remaining 350,000 warrants were unexercised at November 30, 2003.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

(10) Stock Options

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

The Option Plan also provided for monthly grants, at fair market value to each non-employee director of the Company, of options to purchase 1,000 shares of Company common stock as payment for director fees for each full month of service. In October 2002, the Board elected to grant the same number options annually with monthly vesting in increments of 1,000 options. The options expire upon the earlier of ten years from the date of grant or two years after the director terminates his position on the Board. In July 2003, the Company’s Board of Directors granted 10,000 options to a new board member. During fiscal 2003, 2002 and 2001, 82,000, 122,000, and 72,000 options, respectively, were granted to the Board of Directors.

The Option Plan also provides for grants of options and issuance’s of stock in exchange for professional services or incentives. During fiscal years 2003, 2002 and 2001, 17,510, 23,802 and 30,900 options were granted in exchange for services or as an incentive resulting in expenses in the amount of $17,000, $75,000 and $49,000, The compensation expense is recorded during the period the services were provided or, in the case of options granted for services already provided, the period when the option was granted and are recorded as stock option compensation expense on the accompanying statements of operations.

At November 30, 2003, there were 946,120 shares available for grant under the Option Plan.

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at November 30, 2000	2,295,915	$3.30
Granted	814,658	4.10
Exercised	(119,847)	1.64
Forfeited	(165,854)	4.22
Expired	(8,456)	4.21

Options outstanding at November 30, 2001	2,816,416	3.55

Granted	894,805	4.50
Exercised	(230,628)	2.31
Forfeited	(264,649)	4.66
Expired	(55,837)	4.68

Options outstanding at November 30, 2002	3,160,107	3.79

Granted	1,056,469	3.50
Exercised	(229,509)	2.40
Forfeited	(157,618)	3.91
Expired	(81,441)	4.12

Options outstanding at November 30, 2003	3,748,008	$3.78

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

At November 30, 2003 the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was $3.78 and seven years. At November 30, 2003, 2002 and 2001, the number of options exercisable were 2,395,456, 2,003,638 and 1,631,648 respectively, and the weighted-average exercise prices of those options were $3.77, $3.41 and $3.10, respectively.

The following table sets forth information regarding options outstanding at November 30, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 0.00 – 1.18	59,000	2.3	$1.00	9,000	$1.02
1.19 – 2.37	724,240	4.7	1.90	723,240	1.90
2.38 – 3.56	1,340,574	7.7	3.09	593,135	3.11
3.57 – 4.75	583,140	7.6	4.10	339,857	4.09
4.76 – 5.94	556,662	7.5	5.41	321,990	5.35
5.95 – 7.12	409,375	6.7	6.30	336,513	6.25
7.13 – 8.31	68,018	6.2	7.96	64,889	7.96
8.32 – 9.50	6,000	5.4	8.73	5,916	8.73
9.51 – 11.88	1,000	6.3	11.88	916	11.88

	3,748,008	6.8	$3.79	2,395,456	$3.77

As part of an employment agreement with its then chief executive officer, Richard Otto, 250,000 non-transferable stock options were granted (outside the Option Plan) to Mr. Otto at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company’s common stock attains specified levels. During fiscal 2000, 100,000 of these options vested and were exercised. At November 30, 2003, of the remaining 150,000 options, none were vested. The options expire June 15, 2005.

On March 23, 1998, the Company entered into an employment agreement with Michael K. Perry, who succeeded Mr. Otto as chief executive officer. Under the terms of the agreement, Mr. Perry was granted 1,295,000 non-transferable stock options (outside the Option Plan) at an exercise price of $1.625 per share. The options vest over a four-year period, which commenced on October 16, 1998. At November 30, 2003, 770,000 of the options are outstanding and exercisable. The options expire on October 15, 2008.

(11) Income Taxes

Income taxes in the accompanying statements of operations are comprised of the following (in thousands):

	2003	2002	2001
Federal	$—	$—	$—
State	227	1	1

	$227	$1	$1

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended November 30, (in thousands):

	2003	2002	2001
Computed “expected” tax benefit	$904	$105	$(224)
State and local taxes, net of federal benefit	167	1	1
Change in Federal valuation allowance	(902)	(1,554)	(576)
Adjustment for prior year and expiring net operating losses	—	1,397	760
Other	58	52	40

Provision for income taxes	$227	$1	$1

At November 30, 2003, the Company had federal net operating loss carryforwards of approximately $21,704,000, which begin to expire in 2010.

The tax benefit associated with the Company’s Stock incentive plan was $2,600,000 as of November 30, 2003 and $2,300,000 as of November 30, 2002, which benefit will be reflected in additional paid in capital if realized.

These amounts may be subject to significant limitations under section 382 of the Internal Revenue Code of 1986. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur or have occurred the Company may lose some or all of the tax benefits of these carryforwards. The extent of such limitations for prior years, if any, has not yet been determined. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

At November 30, 2003, the Company had California net operating loss carryforwards of approximately $15,400,000 that expire between 2004 and 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$9,891	$9,473
Allowance for doubtful accounts and returns	1,052	982
Inventory	371	292
Deferred compensation	1,676	1,687
Accrued expenses	663	516
Other	148	62

Total deferred tax assets	13,801	13,012
Valuation allowance	(13,801)	(13,012)

Net deferred tax assets	$—	$—

Realization of the gross deferred income tax assets is primarily dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109 “Accounting for Income Taxes,” which requires that deferred income tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is “more likely than not” that some portion of all of the deferred income tax assets will not be realized. Under provisions of SFAS No, 109, forming a conclusion that a valuation allowance is not needed is

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

difficult when there is negative evidence such as historical losses, uncertainty of future profitability and determination of exact net operating losses subject to section 382 limitations. Management has concluded that, following the guidance of SFAS No. 109, it is appropriate to record a valuation allowance equal to the total deferred income tax assets at November 30, 2003.

(12) Committments and Contingencies

Leases

In June 1997, the Company entered into a five-year operating lease for an 18,000 square-foot manufacturing facility that also houses the Company’s research, development, marketing, sales and administrative activities. The lease was renewed in March 2002 for a period of five years commencing August 1, 2002. The lease provides for specified rent incentives and rent escalations for which the Company has deferred and is recording evenly over the entire period. The difference between the base rent paid, which also includes triple net costs and the level rent expensed is $106,000 as of November 30, 2003. The Company also leases certain equipment under capital leases. The lessors retain a security interest in the equipment until the capital lease obligation is concluded.

Future minimum lease payments under all non-cancelable operating leases and capital leases (with initial or remaining lease terms in excess of one year) as of November 30, 2003 are (in thousands):

Years ending November 30,	Capital Leases	Operating Leases
2004	$10	$230
2005	10	238
2006	10	247
2007	—	168

Total minimum lease payments	30	$883

Less amount representing interest at rate of 15.5%	(6)

Present value of net minimum capital lease payments	24
Less current obligations under capital leases	(7)

Long-term obligations under capital leases	$17

Rent expense, including triple net building lease, under operating leases was $326,000, $273,000 and $267,000 for the years ended November 30, 2003, 2002 and 2001, respectively.

(13) 401(k) Plan

In 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986. Employees who are at least 21 years of age are eligible to participate in the plan at the first calendar quarterly entry date after 90 days of service. The Company may make discretionary contributions to the plan. Employer matching contributions were $161,000, $68,000 and $64,000 for the fiscal years ended November 30, 2003, 2002 and 2001, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

(14) Related Party Transactions

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc. (Rivertek), of which the Chief Technology Officer of the Company is a 100% beneficial owner. The Company paid $ 269,000, $288,000 and $865,000 for Rivertek’s services in fiscal 2003, 2002 and 2001, respectively. Amounts payable to Rivertek at November 30, 2003, 2002 and 2001 were $77,000, $44,000 and $93,000, respectively.

(15) Segment Information

The Company operates in the noninvasive heart-monitoring device sector of the cardiac medicine industry. All of the Company’s business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company’s products and customers and therefore believes that given the single market focus of its operations the Company operates a single operating segment. The Company assesses performance and allocates resources on the basis of a single operating entity.

Net sales derived by sales channel are as follows (in thousands):

	2003	2002	2001
Domestic net sales:
Direct sales	$28,542	$22,212	$15,571
Strategic partners sales	231	130	3,113

Subtotal domestic	28,773	22,342	18,684

International net sales:
Distributor sales	1,470	419	444
Strategic partners sales	89	762	470

Subtotal international	1,559	1,181	914

	$30,332	$23,523	$19,598

Net sales derived by product type are as follows (in thousands):

	2003	%	2002	%	2001	%
Equipment	$24,398	80	$20,008	85	$17,587	90
Disposable Sensors	5,170	17	2,858	12	1,746	9
Other	764	3	657	3	265	1

	$30,332	100	$23,523	100	$19,598	100

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements—(Continued)

November 30, 2003 and 2002

(16) Supplementary Financial Data

The following table presents selected unaudited financial results for each of the eight quarters in the two-year period ended November 30, 2003. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended November 30, 2003
Net sales	$6,385	$7,285	$7,808	$8,854
Gross margin	4,753	5,613	6,040	6,804
Income from operations	37	480	795	1,016
Net income	116	518	833	985
Net income per share—basic and diluted	.00	.01	.02	.02

Year Ended November 30, 2002
Net sales	$4,366	$5,623	$6,278	$7,256
Gross margin	3,088	4,063	4,867	5,360
Income (loss) from operations	(714)	(19)	252	491
Net income (loss)	(630)	47	339	554
Net income (loss) per share—basic and diluted	(.01)	.00	.01	.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions because over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by CardioDynamics and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls failures or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

Our review of our internal controls was made within the context of the relevant professional auditing standards defining, “internal controls,” “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal control procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers as of January 31, 2004 are as follows:

Name	Age	Position(s)
James C. Gilstrap	67	Chairman of the Board of Directors
Michael K. Perry	43	Chief Executive Officer and Director
Rhonda F. Rhyne	43	President
Steve P. Loomis	43	Chief Financial Officer
Russell H. Bergen	57	Vice President of Operations
Patrick W. Bradley, Ph.D.	50	Vice President of Business Development
Dennis G. Hepp	54	Chief Technology Officer
Richard E. Trayler	53	Vice President of International Operations
Connie R. Curran, Ed.D., RN	56	Director
Peter C. Farrell, Ph.D.	61	Director
Ronald A. Matricaria	61	Director
Richard O. Martin, Ph.D.	64	Director
Ronald L. Merriman.	59	Director

James C. Gilstrap, age 67, has served as the chairman or co-chairman of our board of directors since May 1995. Mr. Gilstrap is retired from Jefferies & Company, where he served as senior executive vice president, partner, board member, and a member of the executive committee. Mr. Gilstrap is past president of the Dallas Securities Dealers, as well as a past member of the board of governors of the National Association of Securities Dealers, Inc.

Michael K. Perry, See description under “Executive Officers” in Part I of this report on Form 10-K.

Rhonda F. Rhyne, See description under “Executive Officers” in Part I of this report on Form 10-K.

Steve P. Loomis, See description under “Executive Officers” in Part I of this report on Form 10-K.

Russell H. Bergen, See description under “Executive Officers” in Part I of this report on Form 10-K.

Patrick W. Bradley, Ph.D., See description under “Executive Officers” in Part I of this report on Form 10-K.

Dennis G. Hepp, See description under “Executive Officers” in Part I of this report on Form 10-K.

Richard E. Trayler, See description under “Executive Officers” in Part I of this report on Form 10-K

Connie R. Curran, RN, Ed.D., age 56, has served on our board of directors since February 2000. Dr. Curran is the Executive Director of C-Change, a collaboration to conquer cancer, in Washington, D.C. Dr. Curran was president and chief executive officer of CurranCare, LLC from 1995 to 2000. She has held a variety of executive positions in academia and multi-system healthcare operations and serves as vice president of the American Hospital Association, as national director of patient care for APM, Inc. and as Dean at the Medical College of Wisconsin. Dr. Curran serves on the boards of IDX, DeVry, The National Student Nurses Association and Silver Cross Hospital. Dr. Curran holds a master’s degree in medical-surgical nursing from De Paul University, a doctorate in educational psychology from Northern Illinois University and is also a graduate of the Harvard Business School program for company owners and presidents.

Peter C. Farrell, Ph.D., age 61, became a director in May 2002. Dr. Farrell has been chairman and a director of ResMed, Inc. since its inception in 1989 and chief executive officer since 1990. From 1984 to 1989, Dr. Farrell served as vice president, research and development at various subsidiaries of Baxter International, Inc. (Baxter) and from 1985 to 1989, he also served as managing director of the Baxter Center for Medical Research Pty Ltd., a subsidiary of Baxter. From 1978 to 1989, he was foundation director of the Center for Biomedical Engineering at the University of New South Wales where he currently serves as a visiting professor. He holds a bachelor’s degree in chemical engineering with honors from the University of Sydney, a master’s degree in chemical engineering from the Massachusetts Institute of Technology, a Ph.D. in chemical engineering and bioengineering from the University of Washington, Seattle and a D.Sc. from the University of New South Wales. In 2000, he was named vice chairman of the executive council of the Harvard Medical School division of sleep medicine.

Ronald A. Matricaria, age 61, became a director in May 2002. From 1993 to 1999, Mr. Matricaria served as president and chief executive officer of St. Jude Medical, Inc. and was elected chairman of the board of directors in 1995. Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc. His last position was executive vice president of the Pharmaceutical Division of Eli Lilly and Company and president of its North American operations. He also served as president of Eli Lilly International Corporation since 1991. Mr. Matricaria serves on the boards of Cyberonics, Endocare and Vistacare, Inc. and is an advisor or board member to several medically related privately owned companies and a private equity healthcare fund. Mr. Matricaria is also chairman of the board of directors of Haemonetics, Inc. Mr. Matricaria holds a bachelor’s degree in pharmacy from Massachusetts College of Pharmacy and was awarded an honorary doctor of science degree in pharmacy in recognition of his contributions to the practice of pharmacy.

Richard O. Martin, Ph.D., age 64, has served as a director since July 1997. Dr. Martin is currently retired. From 1998 until 2001, Dr. Martin served as president of Medtronic Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors. Prior to its acquisition by Medtronic in 1998, Dr. Martin was chairman and chief executive officer of Physio-Control Corporation. He was vice president of cardiovascular business development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the boards of directors of EsophyX Inc., Cardiac Dimensions, Inc., Encore Medical Corp. and Inovise Medical Inc. Dr. Martin earned a bachelor’s degree in electrical engineering from Christian Brothers College, a master’s degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.

Ronald L. Merriman, age 59, has been a director and our audit committee chairman since July 2003. He is managing partner of Merriman Partners, a consulting and investment firm. Mr. Merriman previously served as managing director of the international law firm, O’Melveny & Meyers LLP, where he was a member of the management committee. Previously, Mr. Merriman served as executive vice president for Carlson Wagonlit Travel and as executive vice president for Ambassadors International. Mr. Merriman retired in 1997 after 30 years with the Big Four global accounting firm of KPMG LLP where he was vice chairman and senior partner in charge of KPMG’s healthcare and life science sector. Mr. Merriman also currently serves on the board of directors for Hoag Memorial Hospital Presbyterian. Mr. Merriman is a certified public accountant and earned a bachelor’s degree in accounting from Northern Illinois University.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that each person who, at any time during the fiscal year ended November 30, 2003, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted, (and filed as an exhibit to this Annual Report of Form 10-K) a code business conduct and ethics that applies to our principal executive officer, principal financial officer and, principal accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 2003, 2002 and 2001 of those persons who were, at November 30, 2003 (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of CardioDynamics whose aggregate direct remuneration from the Company during the fiscal year ended November 30, 2003 exceeded $100,000 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation Awards
Securities Underlying Options/ SARs (#)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)
Michael K. Perry Chief Executive Officer	2003 2002 2001	239,400 229,775 197,479	123,575 47,850 60,170	-0- -0- -0-	60,600 30,000 30,300
Rhonda F. Rhyne President	2003 2002 2001	211,348 209,663 186,000	85,500 31,975 46,930	-0- -0- -0-	50,000 25,000 25,000
Steve P. Loomis Chief Financial Officer	2003 2002 2001	163,393 161,519 138,000	67,750 26,100 36,750	-0- -0- -0-	40,000 20,000 20,600
Russell H. Bergen Vice President of Operations	2003 2002 2001	155,386 140,000 130,000	65,200 25,700 35,990	-0- -0- -0-	40,600 20,000 20,300
Richard E. Trayler Vice President of International Operations	2003 2002 2001	161,000 159,547 146,000	59,525 21,050 28,940	-0- -0- -0-	20,000 10,600 20,000

(1)	Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included, except as disclosed.

The following table provides information regarding option grants during the fiscal year ended November 30, 2003 to the Named Officers in fiscal 2003. We have not granted any stock appreciation rights.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees During Fiscal 2003		Exercise Price Per Share (2)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for the Option Term (3)
							5%	10%
Michael K. Perry	60,000 600	6 0	% %	$ $	3.00 2.99	01/16/2013 04/04/2013	$113,201 1,128	$286,874 2,859
Rhonda F. Rhyne	50,000	5%			$3.00	01/16/2013	94,334	239,061
Steve P. Loomis	40,000	4%			$3.00	01/16/2013	75,467	191,249
Russell H. Bergen	40,000 600	4 0	% %	$ $	3.00 4.95	01/16/2013 09/22/2013	75,467 1,868	191,249 4,733
Richard E. Trayler	20,000	2%			$3.00	01/16/2013	37,734	95,625

(1)	Options vest 25% after one year, and the remainder vests in 36 equal monthly installments.
(2)	All options were granted at fair market value (closing sale price for our common stock on the Nasdaq Stock Market on the date of grant).
(3)	The potential realizable value is calculated based on the ten-year term of the options at the time of grant; the assumption that the closing price for the common stock on the grant date appreciates at the indicated annual rate compounded annually for the entire term of the option; and the assumption that the option is exercised and sold on the last day of its term.

The following table provides further information regarding the Named Officers’ exercises and outstanding stock options as of November 30, 2003. No stock appreciation rights were granted or exercised.

AGGREGATED OPTION/SAR EXERCISES IN LAST

FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value (1) of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable (2)
Michael K. Perry	108,000	352,172	898,814 / 87,086	4,027,093 / 243,000
Rhonda F. Rhyne	40,000	110,425	353,398 / 122,502	1,213,915 / 477,473
Steve P. Loomis	12,703	39,478	88,278 / 57,919	206,185 / 161,948
Russell H. Bergen	-0-	-0-	117,981 / 57,919	398,057 / 161,948
Richard E. Trayler	20,000	67,700	88,278 / 57,919	206,185 / 161,948

(1)	Represents the difference between the closing sale price of our common stock on the Nasdaq Stock Market of $6.50 on November 30, 2003 and the exercise price of the options.
(2)	The respective Named Officers as of November 30, 2003 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to four additional years.

Employment Agreements

The Company is not party to any employment agreements.

Long-Term Incentive Plans

We do not have any long-term incentive plans (as defined in the SEC rules and regulations).

Directors’ Fees

For their service as a director of our Company, each non-employee director who has not been employed by us during the preceding two years receives, at their election, either $2,000 per month or an annual grant of 12,000 stock options granted at fair market value. The options vest in increments of 1,000 per month and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board.

At the annual shareholders meeting, one new director, Ronald L. Merriman, was elected and was given 10,000 options. During fiscal 2003, 2002 and 2001, 82,000, 122,000 and 72,000 options, respectively, were granted to the members of the Board of Directors. During fiscal 2003 and 2002, Ronald A. Matricaria, a member of the Company’s Board of Directors, was paid $24,000 and $12,000, respectively, for his services as a member of the Board.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE

COMPENSATION

Our compensation programs and policies applicable to our executive officers are established and administered by the Compensation Committee of our Board of Directors. The Compensation Committee is comprised of three non-employee directors, none of whom have interlocking relationships as defined by the rules and regulations of the Securities and Exchange Commission.

It is the philosophy of the Compensation Committee that executive compensation be aligned with our overall business strategies, values and performance. These policies are designed to set its executive compensation, including salary, cash bonus awards and long-term stock-based incentive awards, at a level consistent with amounts paid to executive officers of companies of similar size, industry and geographic location.

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation of our executive officers should:

•	Encourage creation of shareholder value and achievement of strategic corporate objectives.

•	Integrate compensation with our annual and long-term corporate objectives, values and business strategies, and focus executive actions on the fulfillment of those objectives, values and strategies.

•	Provide a competitive total compensation package that enables us to attract and retain, on a long-term basis, high caliber personnel.

•	Provide a compensation opportunity that is competitive with companies in the medical device and biotechnology industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance.

•	Align the interests of management with the long-term interests of stockholders and enhance shareholder value by providing management with longer-term incentives through equity ownership.

The Compensation Committee periodically reviews the approach to executive compensation and will make changes as competitive conditions and other circumstances warrant and will seek to ensure our compensation philosophy is consistent with our best interests.

Key Elements of Executive Compensation

The compensation of executive officers is based upon our financial performance as well as the achievement of certain business objectives, including: accelerating market penetration through our direct sales force, broadening of distribution channels through strategic relationships, securing and growing recurring revenue, targeting new market opportunities, furthering ICG technology and developing ICG products for new medical applications, as well as the achievement of individual business objectives by each executive officer.

Executive compensation consists of three elements: (i) base salary, (ii) bonus awards and (iii) long-term stock-based incentive awards. The summary below describes in more detail the factors that the Compensation Committee considers in establishing each of the three primary components of the variable compensation package provided to the executive officers.

Base salary—Salary ranges are largely determined through comparisons with companies of similar headcount, revenues, market capitalization or complexity in the medical device and biotechnology industries. Actual salaries are based on individual performance contributions and other more qualitative and developmental criteria within a competitive salary range for each position that is established through evaluation of responsibilities, competitive, inflationary, internal equity and market considerations. The Compensation Committee, on the basis of its knowledge of executive compensation in the industry, believes that our salary levels for the executive officers are at a level that the Compensation Committee, at the time such salary determinations were made, considered to be reasonable and necessary given our financial resources and stage of development. The Compensation Committee reviews executive salaries each October and sets the salaries for the following year.

Bonus awards—The Compensation Committee has established an incentive bonus program providing for the payment to each executive officer of quarterly bonuses that are directly related to the group and individual achievements of executive management and our revenues and earnings. The bonus pool is established based on quarterly revenues and earnings achieved and the pool is allocated to individual executives through a weighting, half of which is based on achievement of our revenue and earnings goals and half of which is based on CEO and Compensation Committee assessment of the executive’s individual quarterly goal achievement and overall contribution to us.

In fiscal 2003, the target bonuses for executive officers ranged from 40% to 53% of annual base salary and were actually paid at 37% to 52% of annual base salary. Incentive award amounts for each participant are based on his or her potential impact on our operating and financial results and on market competitive pay practices. Under the incentive bonus program, incentive awards are paid based on achievement of quarterly performance goals. These performance goals include individual performance goals, which are established by the CEO at the beginning of each quarter, and annual corporate performance goals. The corporate performance goals are based on our achievement of strategic objectives as well as specific revenue and earnings growth targets for each quarter and the fiscal year. A percentage of the bonuses are paid for each quarterly period in which goals are achieved.

Long-term stock-based incentive awards—Our Stock Option Plan, which was initially approved by our shareholders in 1995, as well as the executive bonus plan, are structured to permit awards under such plans to qualify as performance-based compensation and to maximize the tax deductibility of such awards. The Committee intends that compensation paid to management, including stock options, be exempt from the limitations on deductibility under Section 162(m) of the Internal Revenue Code. Accordingly, the Compensation Committee administers grants under our Stock Option Plan to members of management.

The Compensation Committee believes that providing incentives that focus attention on managing us from the perspective of an owner with an equity stake in the business will closely align the interest of shareholders and executive officers. Therefore, all employees, and particularly those persons who have substantial responsibility for our management and growth, are eligible to receive annual stock option grants, although the Compensation Committee, at its discretion, may grant options at other times in recognition of exceptional achievements.

The number of shares underlying stock options granted to executive officers is based on competitive practices in the industry as determined by independent surveys and the Compensation Committee’s knowledge of industry practice. The Compensation Committee grants options under the Stock Option Plan with an exercise price equal to the fair market value on the date of grant. The grants are intended to be competitive in order to retain and encourage positive future performance and to provide a direct link with the interests of our shareholders.

The Compensation Committee, in making its determination as to grant levels, takes into consideration: (i) the executive’s historical and expected contribution toward our objectives, (ii) prior award levels, (iii) award levels necessary to replace particular executives, (iv) the executive’s direct ownership of our shares, (v) the number of options vested and unvested and (vi) the number of options outstanding as a percentage of total shares outstanding. During fiscal 2003, a total of 1,056,469 options were granted, representing 2% of our outstanding shares. Of those, 278,166 were granted to our executive officers. The Stock Option Plan limits the total number of shares subject to options that may be granted to a participant during the lifetime of the plan to 800,000 shares. The Stock Option Plan contains provisions providing for forfeiture of the options in the event the option holder engages in certain intentional misconduct contrary to our interests.

Chief Executive Officer Compensation

Michael K. Perry is our Chief Executive Officer. In October 2002, the Compensation Committee set Mr. Perry’s annual base salary for 2003 at $234,000. The Compensation Committee increased Mr. Perry’s base salary from $226,000 for the prior year in recognition of his achievement of specific corporate objectives, which included: growing our revenues 20%, the achievement of additional strategic collaborations and the further establishment and development of our products and markets. The Compensation Committee also considered Mr. Perry’s compensation relative to medical device and biotechnology industry norms as well as the average increase in annual salaries for all of our employees as a whole. The Compensation Committee determined that these achievements were important to our future growth and could assist us in enhancing shareholder value.

In recognition of Mr. Perry’s accomplishments in fiscal 2003, and as an incentive for future performance, the Compensation Committee in January 2004, granted Mr. Perry options under our Stock Option Plan, exercisable at the fair market value on the date of grant, to purchase 60,000 shares of our common stock. The options vest over a four-year period.

Mr. Perry is a member of the Board of Directors, but did not participate in matters involving the evaluation of his own performance or the setting of his own compensation. The foregoing report has been furnished by our Compensation Committee.

Compensation Committee:

Richard O. Martin, Ph.D.—Chairman

James C. Gilstrap

Peter C. Farrell, Ph.D.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total return (assuming reinvestment of dividends) from November 30, 1998 to November 30, 2003 for: (i) our common stock, (ii) the Russell 2000 stock index and (iii) the Medical Equipment and Appliance Industry Group index. Our common stock is included in both of these indices. The Russell 2000 is comprised of the smallest 2,000 companies in the Russell 3000 index, which contains the 3,000 largest United States companies, based on total market capitalization.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders

The following are the only persons known by us to own beneficially, as of January 31, 2004, 5% or more of the outstanding shares of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percentage (2)
J. Michael Paulson (3) P.O. Box 9660 Rancho Santa Fe, CA 92067	4,457,045	9.6%

James C. Gilstrap (4) 5067 Shore Drive Carlsbad, CA 92008	2,855,400	6.1%

Kopp Investment Advisors, LLC 4 New York Plaza New York, NY 10004	2,840,900	6.1%

Societe Generale Veritas 4 New York Plaza New York, NY 10004	2,752,236	5.9%

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).
(3)	Includes 3,947,134 shares held in the Allen E. Paulson Living Trust dated December 23, 1986 of which J. Michael Paulson is the Trustee and executor. Also includes 7,000 shares beneficially owned by the Trust, by virtue of its right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 388,165 shares held by, and 17,000 shares beneficially owned by J. Michael Paulson, by virtue of its right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Includes 97,746 shares of common stock beneficially owned by CardioDynamics Holding, LLC (CDH), of which the Trust is a member with a majority interest. Mr. Paulson disclaims beneficial ownership of these shares except to the extent of the Trust’s pecuniary interest in CDH. Excludes up to 250,000 shares of common stock owned by Mr. Paulson’s brothers; Mr. Paulson disclaims beneficial ownership of such shares.
(4)	Includes 97,746 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH. Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap declaims any pecuniary interest in 399,752 of the shares. Also includes 104,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 71,000 shares held in his daughters trust’s, Mr. Gilstrap disclaims beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of January 31, 2004 by each of our Directors and each Named Officer, and by all of our Directors and executive officers as a group. Each such person has a business address, care of CardioDynamics.

	Shares Beneficially Owned
Name	Number (1)(5)	Percent (2)
Russell H. Bergen (3)	145,232	*
Connie R. Curran (3)	52,000	*
James C. Gilstrap (4)	2,855.400	6.1%
Peter C. Farrell, Ph.D. (3)	127,000	*
Steve P. Loomis (3)	116,529	*
Richard O. Martin, Ph.D. (3)	140,000	*
Ronald A. Matricaria (3)	30,300	*
Ronald L. Merriman (3)	9,000	*
Michael K. Perry (3)	947,397	2.1%
Rhonda F. Rhyne (3)	388,690	*
Richard E. Trayler (3)	216,982	*
All Directors and executive officers as a group—(13 persons)	5,243,840	10.8%

*	Less than 1%
(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable on exercise of certain outstanding options as described in the footnotes below.
(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).
(3)	Includes shares of common stock that may be acquired pursuant to stock options exercisable currently or exercisable within 60 days.
(4)	Includes 97,746 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH. Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap declaims any pecuniary interest in 399,752 of the shares. Also includes 104,000 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 71,000 shares held in his daughters trust’s, Mr. Gilstrap disclaims beneficial ownership of such shares.
(5)	Shares beneficially owned include shares held by entities affiliated with certain Directors and Named Officers as described above in the footnotes.

Equity Compensation Plan Information

The following table sets forth certain information concerning common stock to be issued in connection with our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,748,008	$3.79	946,120
Equity compensation plans not approved by security holders	920,000	$1.44	None
Total	4,668,008	$3.33	946,120

For a discussion of our equity compensation plans, See “Note 9 Stock Options” in the Notes to the Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc., of which Dennis Hepp, Chief Technology Officer of the Company is a 100% beneficial owner. The Company paid $269,000, $288,000 and $865,000 to Rivertek for engineering services in fiscal 2003, 2002 and 2001, respectively. Amounts payable to Rivertek at November 30, 2003, 2002 and 2001 were $77,000, $44,000 and $93,000, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended November 30, 2003 and 2002, and fees for other services rendered by KPMG LLP during those periods.

	2003	2002
Audit Fees	$61,500	$49,500
Tax Fees	4,000	4,000

Total	$65,500	$53,500

Audit fees.    Annual audit fees relate to services rendered in connection with the annual audit of the Company’s financial statements, quarterly review of our financial statements included in quarterly reports on Form 10-Q and fees for SEC registration statement services.

Tax fees.    Tax services consisted of fees for tax consultation and tax compliance services.

The Audit committee considers whether the provision of these services is compatible with maintaining KPMG LLP’s independence, and has determined such services for fiscal 2003 and 2002 were compatible. All of the services described above were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X under the Exchange Act, to the extent that the rule was applicable in during 2002 and 2003.

AUDIT COMMITTEE REPORT

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to our Company’s financial reporting process, its systems of internal accounting and financial controls, and the independent audit of its financial statements. The Audit Committee consisted of three non-employee members. The Audit Committee has reviewed and discussed with management our audited financial statements for the fiscal year ended November 30, 2003. The Audit Committee has reviewed and discussed with KPMG LLP, our independent accountants who are responsible for expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States of America, their judgment as to the quality, not just the acceptability, of our accounting practices and such other matters as are required to be discussed by the independent accountants with the Audit Committee under generally accepted auditing standards including the matters required to be discussed by Statement on Auditing Standards No. 61.

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in our Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and us including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors’ independence.

The Audit Committee has also received the written disclosures from KPMG LLP required by Independence Standards Board Standard No. 1 and the Audit Committee has discussed the independence of KPMG LLP with that firm. Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003, for filing with the Securities and Exchange Commission.

Our Board of Directors and our Audit Committee has identified Ronald L. Merriman as our audit committee financial expert.

Respectfully Submitted:

The Audit Committee

/s/ RONALD L. MERRIMAN	/s/ CONNIE R. CURRAN	/s/ RICHARD O. MARTIN
Ronald L. Merriman, Chairman	Connie R. Curran	Richard O. Martin

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

Page
1. Independent Auditors’ Report	42

2. Financial Statements

Balance Sheets as of November 30, 2003 and 2002	43

Statements of Operations for the years ended November 30, 2003, 2002 and 2001	44

Statements of Shareholders’ Equity and Comprehensive Income for the years ended November 30, 2003, 2002 and 2001	45

Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001	46 - 47

Notes to Financial Statements	48 - 64

3. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended November 30, 2003, 2002 and 2001	83

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

4. Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit	Title

2.1	Fourth Amended Plan of Reorganization. (Incorporated by reference from November 30, 1994 Form 10-KSB.)

3.1	Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

3.1.1	Amendment to Bylaws, dated June 2, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

3.2	Restated Articles of Incorporation as filed July 24, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

3.3	Charter of the Audit Committee of the Board of Directors, dated July 17, 2003. (Incorporated by reference from August 31, 2003 Form 10-Q)

3.4	Code of Business Conduct and Ethics

10.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated October 16, 1998. (Incorporated by reference from November 30, 1998 Form 10-KSB.)

10.1.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated January 1, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

Exhibit	Title
10.2	Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.2.1	Amendment to lease agreement between CRV Partners, L.P., and the Company, dated March 21, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.3	Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.4	1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.4.1	Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.4.2	Amendment to 1995 Stock Option/Stock Issuance Plan dated April 12, 2001. (Incorporated by reference from October 3, 2001 Form S-8.)

10.4.3	Amendment to 1995 Stock Option/Stock Issuance Plan dated October 17, 2002. (Incorporated by reference from May 31, 2001 Form 10-Q.)

10.5	Line of Credit Agreement with Imperial Bank, dated January 15, 1999. (Incorporated by reference from February 28, 1999 Form 10-QSB.)

10.5.1	Amended and restated Loan and Security Agreement with Comerica Bank, dated September 14, 2003.

10.6	Warrants to purchase 2,000,000 shares of the Company’s common stock to GE Marquette Medical Systems, Inc., dated August 25, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

10.7*	License and Purchase Agreement between the Company and Profiles in Health, Inc., dated March 1, 2000. (Incorporated by reference from May 31, 2000 Form 10-QSB.)

10.8*	OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated July 7, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB.)

10.8.1*	Addendum to OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated April 24, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.9*	Omnibus Amendment between the Company and GE Medical Systems Information Technologies, Inc. (Incorporated by reference from November 30, 2000 Form 10-KSB.)

10.10	Co-Development and OEM Agreement between the Company and Philips Medical Systems, a division of PENAC dated July 17, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

10.11	OEM Purchase Agreement between the Company and Vasomedical, Inc. dated August 29, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

23.1	Independent Auditors’ Report on Schedule and Consent.

31.1	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

31.2	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

*	Confidential treatment has been granted as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the SEC.

(b) Reports on Form 8-K:

On September 4, 2003 we filed a current report on Form 8-K reporting that we had issued a press release regarding the private sale of Paulson Stock in a privately negotiated transaction.

On September 18, 2003, we filed a current report on Form 8-K reporting that we had issued a press release regarding our financial results for the three and nine months ended August 31, 2003.

On September 23, 2003, we filed a current report on Form 8-K reporting that we had issued a press release announcing the results of five ICG studies presented this week at the Seventh Annual Heart Failure Society of America (HFSA) Scientific Meeting in Las Vegas, Nevada.

On October 14, 2003, we filed a current report on Form 8-K reporting that we had issued a press release announcing the results of the ED-IMPACT (Emergent Dyspnea Impedance Cardiography-aided Assessment Changes Therapy), conducted by the Cleveland Clinic, Ohio.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Schedule II – Valuation and Qualifying Accounts

For the Years Ended November 30, 2003, 2002 and 2001

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Revenues	Deductions From Reserves		Balance at End of Period
Allowance for Doubtful Accounts

2001	$1,649	562	1,743	1,103 1,426	(1) (2)	$1,425
2002	$1,425	732	1,681	511 1,601	(1) (2)	$1,726
2003	$1,726	1,122	1,881	1,215 1,574	(1) (2)	$1,940
Reserve for Inventory Obsolescence
2001	$505	209	—	142	(3)	$572
2002	$572	216	—	659	(3)	$129
2003	$129	377	—	89	(3)	$417

(1)	Represents the net write-off of uncollectible accounts (less recoveries).
(2)	Represents the net amounts charged against revenues for sales returns.
(3)	Represents the net amounts written off as excess, obsolete or slow-moving.

See accompanying independent auditor’s report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2004	CARDIODYNAMICS INTERNATIONAL CORPORATION

	By:	/s/ MICHAEL K. PERRY
Michael K. Perry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. PERRY Michael K. Perry	Chief Executive Officer (Principal Executive Officer)	February 27, 2004

/s/ STEVE P. LOOMIS Steve P. Loomis	Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2004

/s/ CONNIE R. CURRAN Connie R. Curran, Ed.D. RN	Director	February 27, 2004

/s/ PETER C. FARRELL, Ph.D. Peter C. Farrell, Ph.D.	Director	February 27, 2004

/s/ JAMES C. GILSTRAP James C. Gilstrap	Director	February 27, 2004

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	February 27, 2004

/s/ RICHARD O. MARTIN, Ph.D. Richard O. Martin, Ph.D.	Director	February 27, 2004

/s/ RONALD L. MERRIMAN Ronald L. Merriman	Director	February 27, 2004