Form 10-Q
period 2004-02-29
CARDIODYNAMICS INTERNATIONAL CORP
filed 2004-04-08
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from                      to

Commission File Number: 0-11868

CARDIODYNAMICS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3533362
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

6175 Nancy Ridge Drive, Suite 300, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

As of April 1, 2004, 47,605,578 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Balance Sheets

(Unaudited, in thousands, except share data)

	February 29, 2004	November 30, 2003
Assets
Current assets:
Cash and cash equivalents	$6,814	$4,762
Short-term investments, available for sale	3,575	4,583
Accounts receivable, net of allowance for doubtful accounts of $2,117 in 2004 and $1,940 in 2003	8,833	9,560
Inventory, net	3,316	3,163
Current portion of long-term receivables	1,592	1,723
Other current assets	420	322

Total current assets	24,550	24,113
Property and equipment, net	692	634
Long-term receivables and note receivable, net	1,721	1,781
Other assets	134	120

Total assets	$27,097	$26,648

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$580	$795
Accrued expenses	103	180
Accrued salaries, wages and benefits	1,245	1,421
Income taxes payable	—	44
Deferred revenue	292	316
Current portion of deferred rent	8	8
Reserve for warranty repairs – current	150	138
Current portion of capital lease obligations	7	7

Total current liabilities	2,385	2,909

Long-term portion of deferred revenue	126	104
Long-term portion of deferred rent	98	102
Reserve for warranty repairs – long-term	557	496
Long-term portion of capital lease obligations	15	17

Total long-term liabilities	796	719

Total liabilities	3,181	3,628

Continued

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Balance Sheets (Continued)

(Unaudited, in thousands, except share data)

	February 29, 2004	November 30, 2003
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 18,000,000 shares authorized, no shares issued or outstanding at February 29, 2004 or November 30, 2003	—	—
Common stock, no par value, 100,000,000 shares authorized, issued and outstanding 46,564,764 at February 29, 2004 and 46,518,293 shares at November 30, 2003	$50,781	$50,638
Accumulated other comprehensive loss	(25)	(17)
Accumulated deficit	(26,840)	(27,601)

Total shareholders’ equity	23,916	23,020

Total liabilities and shareholders’ equity	$27,097	$26,648

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended
	February 29, 2004	February 28, 2003
Net sales	$8,015	$6,385
Cost of sales	1,855	1,632

Gross margin	6,160	4,753

Operating expenses:
Research and development	833	736
Selling and marketing	4,013	3,481
General and administrative	577	499

Total operating expenses	5,423	4,716

Income from operations	737	37

Other income (expense):
Interest income	96	93
Interest expense	(1)	(5)

Total other income	95	88

Income before provision for income taxes	832	125
Provision for income taxes	(71)	(9)

Net income	$761	$116

Net income per common share, basic and diluted	$.02	$.00

Weighted-average number of shares used in per share calculation
Basic	46,550	46,181

Diluted	49,532	47,240

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$761	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	57
Provision for (reduction in) obsolete inventory	(6)	12
Provision for warranty repairs	73	55
Provision for demonstration inventory	21	3
Provision for doubtful accounts	177	217
Provision for doubtful long-term receivables	27	3
Stock based compensation expense	4	10
Changes in operating assets and liabilities:
Accounts receivable	550	(299)
Inventory	(168)	(55)
Other current assets	(98)	(69)
Long-term receivables and note receivable	164	119
Other assets	(17)	—
Accounts payable	(215)	(2)
Accrued expenses	(77)	63
Accrued salaries, wages and benefits	(176)	(63)
Income taxes payable	(44)	9
Deferred revenue	(2)	(57)
Deferred rent	(4)	(2)

Net cash provided by operating activities	1,050	117

Cash flows from investing activities:
Maturities of short-term investments	1,000	500
Purchases of short-term investments	—	(500)
Purchases of property and equipment	(135)	(56)

Net cash provided by (used in) investing activities	865	(56)

Continued

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Statements of Cash Flows (Continued)

(Unaudited - In thousands)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from financing activities:
Repayment of capital lease obligations	$(2)	$(9)
Exercise of stock options and warrants	134	25
Issuance of common stock, net	5	—

Net cash provided by financing activities	137	16

Net increase in cash and cash equivalents	2,052	77
Cash and cash equivalents at beginning of period	4,762	2,375

Cash and cash equivalents at end of period	$6,814	$2,452

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$1	$5

Income taxes	$132	$1

Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale securities, less deferred tax effect	$(8)	$9

See accompanying notes to financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

1.	Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). The Company develops, manufactures and markets noninvasive diagnostic and monitoring technologies.

The Company’s proprietary, patented ICG technology non-invasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. The Company’s systems provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. The Company’s lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), has been approved by the U.S. Federal Drug Administration (FDA) and carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. The Company sells to physicians and hospitals in the United States through it’s own direct sales force and distribute its products to domestic hospitals and targeted international markets through a network of distributors.

The Company was incorporated as a California corporation in June 1980 and changed it’s name to CardioDynamics International Corporation in October 1993.

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

These statements should be read along with the Financial Statements and Notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2003 as presented in the Company’s Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The results of operations and cash flows for the three months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2004.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

b.	Stock-Based Compensation

We have implemented the disclosure provisions of SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation

The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

At February 29, 2004, we had one stock-based employee compensation plan and applied APB Opinion No. 25 in accounting for the Plan. Stock-based employee compensation costs are not reflected in net income when the options are granted under the plan and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. No compensation cost has been recognized in the financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant, however stock options issued to non-employees are valued using the Black Scholes option pricing model and expensed in the appropriate periods. Awards under the plan vest over periods up to four years.

The fair values of options and warrants granted during the three months ended February 29, 2004 and February 28,2003, were determined using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	February 29, 2004	February 28, 2003
Expected volatility	88.1%	92.6%
Expected dividend yield	0%	0%
Risk-free interest rate	2.1%	3.1%
Expected life	3.1 years	2.5 years

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 148 to all outstanding and unvested awards in each period.

	(in thousands except per share data)
	Three Months Ended
	February 29, 2004	February 28, 2003
Net income as reported	$761	$116
Add: Stock-based employee compensation expense included in the report of net income	4	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(533)	(436)

Pro forma net income (loss)	$232	$(310)

Earnings (loss) per common share:
As reported – basic and diluted	$.02	$.00

Pro forma – basic and diluted	$.00	$(.01)

2.	Inventory

Inventory consist of the following (in thousands):

	February 29, 2004	November 30, 2003
Electronic components and subassemblies	$1,396	$1,504
Finished goods	1,133	1,032
Demonstration units	1,565	1,390
Less provision for obsolete inventory	(411)	(417)
Less provision for demonstration inventory	(367)	(346)

Inventory, net	$3,316	$3,163

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	February 29, 2004	November 30, 2003
Computer software and equipment	$1,275	$1,179
Manufacturing, lab equipment and fixtures	314	299
Office furniture and equipment	230	230
Leasehold improvements	117	117
Sales equipment and exhibit booth	72	48

	2,008	1,873
Less accumulated depreciation and amortization	(1,316)	(1,239)

Property and equipment, net	$692	$634

4.	Long-Term Receivables and Note Receivable

In the last half of fiscal 2000, the Company offered no-interest financing for our BioZ ICG Systems with maturities ranging from 24 to 60 months. The long-term receivables resulting from this financing program are collateralized by the individual systems. In the first fiscal quarter of 2001, the Company established a similar program through a third-party financing company to replace the internal equipment-financing program. Under certain circumstances, the Company continues to provide in-house financing to their customers, although the contracts now include market rate interest provisions. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments. Interest income is deferred and recognized using the effective interest method over the term of the contract.

Long-term receivables and note receivable consist of the following (in thousands):

	February 29, 2004	November 30, 2003
Long-term receivables, net of deferred interest	$3,506	$3,670
Secured note receivable	394	394
Less allowance for doubtful long-term receivables	(587)	(560)

	3,313	3,504
Less current portion of long-term receivables	(1,592)	(1,723)

Long-term receivables and note receivable, net	$1,721	$1,781

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

5.	Product Warranties

The Company warrants that their stand-alone BioZ System shall be free from defects for a period of 60 months on each new system and for 12 months on each refurbished/demonstration system from the date of shipment. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the printer, and inflatable blood pressure cuffs that are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold which is included in cost of goods sold in the statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to our warranty provision for the three months ended February 29, 2004 and the year ended November 30, 2003 (in thousands):

	Three Months Ended	Year Ended
	February 29, 2004	November 30, 2003
Beginning balance	$634	$333
Liabilities accrued for warranties issued during the period, net of adjustments and expirations	159	693
Warranty expenditures incurred during the period	(86)	(392)

Ending balance	$707	$634

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

6.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation.

The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock. These potentially dilutive instruments were not included in the diluted per share calculation for the three months ended February 29, 2004 or February 28, 2003 as their effect was antidilutive.

	(in thousands)
	Three Months Ended
	February 29, 2004	February 28, 2003
Stock options	290	1,676
Warrants	—	2,350

Total	290	4,026

	(in thousands)
	Three Months Ended
	February 29, 2004	February 28, 2003
Weighted average shares outstanding	46,550	46,181
Effect of dilutive securities:
Stock options	1,456	1,059
Warrants	1,526	—

Dilutive potential shares	2,982	1,059

Weighted average shares and dilutive potential common shares	49,532	47,240

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Financial Statements

(Unaudited)

7.	Subsequent Events

On March 22, 2004, the Company completed the acquisition of substantially all of the assets of the Vermed division of Vermont Medical, Inc. The purchase price consisted of $12 million in cash and the issuance to Vermont Medical, Inc. of 745,733 shares of the Company’s common stock. The consideration is subject to an adjustment based on the level of working capital included in the acquired assets at closing. The nature and amount of consideration related to the acquisition were determined by arms-length negotiations between representatives of the Company and Vermont Medical, Inc. The Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission with respect to the shares issued to Vermont Medical, Inc. within 20 days of the date of the closing.

Vermed is a manufacturer of electrodes and related supplies used in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing.

The acquired assets primarily include real property, inventory, receivables, manufacturing equipment, personal property, business contracts and licenses. The Company intends to continue to operate Vermed on substantially the same basis as it was operated prior to the acquisition. Vermed has 65 employees and manufactures and packages all electrodes at a single 60,000 square foot, FDA-registered, and ISO 9001 certified facility in Bellows Falls, Vermont.

In connection with the acquisition of the Acquired Assets, on March 22, 2004, the Company modified its secured revolving credit line with Comerica Bank to increase the amount available under the line from $4 million to $5 million and the Company borrowed $7 million on a new term loan to provide a portion of the cash consideration paid to Vermont Medical, Inc. There are no outstanding borrowings under the Company’s revolving credit line. The revolving credit line has a maturity date of September 14, 2004 and the term loan has a maturity date of March 22, 2008. The credit line and the term loan each bear interest at a rate of one half percent above Comerica Bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations of the Company under the credit line and the term loan are secured by a pledge on all of the Company’s assets

Management is in the process of evaluating the fair value of the assets purchased and liabilities assumed. The final purchase accounting is subject to changes in the determination of transactions costs and an evaluation report to be provided by an independent third party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q reflects the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2003. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-K for the year ended November 30, 2003, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2003, as well as the other interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS (Quarters referred to herein are fiscal quarters ended February 29, 2004 and February 28, 2003)

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

Our lead products, the BioZ ICG Monitor and the BioZ ICG Module for GE Medical Systems Information Technologies (GEMS-IT) Patient Monitoring Systems have been cleared by the U.S. Food and Drug Administration (FDA) and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment.

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

We derive our revenue primarily from the sale of our BioZ ICG Monitors and associated sensors, which are consumed each time a patient test is performed. In the first quarter of 2004, 19% of our revenue came from our disposable sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, 12% in 2002, and 17% on 2003. The compound annual revenue growth for our sensors during the past 4 years has been over 120% per year and we have now shipped nearly 2.5 million sensor sets to customers since the introduction of the BioZ in 1997. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ ICG Systems. Our CAS investment has helped us to accelerate the growth of our sensor business, which improves the predictability of our revenue, earnings, and cash flow over time.

There is often a slow adoption of new technologies in the healthcare industry, even those that ultimately become widely accepted and used. Making physicians aware of the availability and benefits of a new technology, changing physician habits, the time required to secure adequate reimbursement levels, and the malpractice and legal issues that overlay the healthcare industry are all factors that tend to slow the rate of adoption for any new medical technology. We are investing a significant amount of our resources in clinical trials, which, if results prove successful, will contribute to further physician acceptance and market adoption of our technology. We have assembled a well-respected and experienced group of medical advisors that have guided the development and implementation of our clinical trials. As with any clinical trial, there is not absolute assurance of the desired positive outcome, however, we have exercised considerable diligence in designing and managing these clinical trials to provide a strong foundation for success.

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

We believe that the greatest risks in executing our business plan would be an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, and develop the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks to the greatest extent possible.

Following is a list of some of our key milestones in the first quarter 2004:

•	23rd consecutive quarter of year over year revenue growth;

•	Eighth consecutive quarter of profitability;

•	Seventh consecutive quarter of positive operating cash flow;

•	Revenue growth of 26%, compared to the same quarter last year;

•	Significantly improved profitability with net income of $761,000;

•	Positive operating cash flow at $1,050,000;

•	Grew sensor revenue 57%, to $1,538,000 representing 19% of overall net sales;

•	Publication of an ICG study in February issue of Congestive Heart Failure demonstrating a 57% blood pressure control rate in previously uncontrolled hypertensive patients;

•	Addition of a medical director; and

•	Formation of a strategic alliance with MDS Pharma Services’ Early Clinical Research centers.

Revenues - Net sales for the first quarter of fiscal 2004 were $8,015,000, an increase of 26% over the first quarter of 2003 in which net sales were $6,385,000. The sales growth was achieved primarily through more BioZ® sales by our domestic direct sales force and increasing disposable BioZtect® sensor revenue as our installed base of monitors continues to grow. We sold 201 BioZ Systems in the first quarter of 2004, up from 185 Systems sold in the first quarter of 2003, increasing our active installed base of stand-alone BioZ Monitors to over 3,200.

Sales by our domestic direct sales force, which targets physician offices and hospitals, increased 27% in the first quarter of 2004 over the first quarter in 2003, representing 92% of our overall sales for the quarter. We experienced an 11% increase in unit productivity by our direct sales force, partly driven by the popularity of our third-party leasing programs and targeted sales promotions, along with the sales support of our clinical application specialists. These specialists assist in three primary areas: pre-sales activities including demonstrations, post-sales activities such as initial set-up and training for physician and staff, and ongoing customer support to maintain customer satisfaction and increase recurring sales of our proprietary disposable sensors.

Each time our BioZ products are used, disposable sets of four BioZtect sensors are required. This recurring sensor revenue increased 57% in the first quarter of 2004 to $1,538,000 (19% of sales), from $977,000 (15% of sales) in the same quarter of 2003. The BioZtect sensors for our stand-alone BioZ ICG Monitors have a list price of $10.95 per application and $19.95 per application for the BioZ ICG Module. We offer a Discount Sensor Program to our domestic outpatient customers that provides significant discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. At the end of the first quarter of 2004, approximately 47% of our active customer base was participating in the discount sensor program. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors to continue to increase.

Sales of our BioZ products internationally increased from $500,000 to $515,000 during the first quarters of 2003 and 2004, respectively. International revenue during the first quarter of 2004 was higher than it had been in the second, third and fourth quarters of 2003, which were $268,000, $396,000, and $395,000, respectively. Revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ Systems for the first quarter of 2004 was $232,000, up from $132,000 for the three months ended February 28, 2003. Prior to 2001, our systems included a 13-month warranty, however, since then our new BioZ Systems are sold with a standard five-year warranty.

Gross Margin – We generated $6,160,000 of gross margin in the first quarter, up 30% over the same quarter last year in which our gross margin was $4,753,000. As a percentage of sales, our gross margin improved to 76.9% in the first quarter of 2004, from 74.4% in the same quarter last year. The improved gross margin percentage has resulted from several factors including:

•	improved manufacturing efficiencies as the number of systems we produce has increased;

•	a 4% increase in the average net revenue achieved per unit from our BioZ Systems as a result of lower lease rates and modified third-party leasing company incentive programs which require less of a deferred interest revenue reduction.

•	a 21% decrease in the cost of our disposable sensor negotiated with our supplier in 2003;

As the market begins to mature and penetration increases, we believe that BioZ prices will naturally decline, as ICG technology becomes more of a standard of care, with a resulting reduction in our gross margins.

Research and Development - Our investment in research, product development and clinical studies increased 13% in the first quarter of 2004 to $833,000, over $736,000 in the first quarter of 2003. This increase is mainly due to the hiring of additional engineering and research personnel, (up 38% from the same time last year) providing us with the capacity to focus increased attention on the development of new products and product enhancements. For the past year the joint ICG/ECG product development with Philips Medical Systems has consumed most of these resources.

Selling and Marketing - Selling and marketing expenses for the first quarter of 2004 were $4,013,000, compared with $3,481,000 in the comparable period last year, an increase of 15%. The expense growth was primarily due to increased field sales personnel and higher commission expense on increased sales by our direct sales force. Measured as a percentage of net sales, selling and marketing expense declined to 50% for the first quarter of fiscal 2004, compared to 55% for the same three-month period last year. Over the next several years, our objective is increase field sales productivity and thereby reduce selling and marketing expenses as a percentage of net sales. With the current operating leverage in our business, this provides a significant opportunity to improve net income and cash flow.

General and Administrative - Our general and administrative expenses were $577,000 in the first quarter 2004, compared with $499,000 in first quarter of 2003, an increase of 16%. As a percentage of sales, general and administrative expenses for the first three months of 2004 were 7%, down from 8% in the same period last year. Despite the reduction as a percentage of sales in the current quarter, we anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.

Other Income and Expense - We earned $96,000 of interest income in the first quarter of 2004, up from $93,000 in the first quarter of 2003. We have generated positive cash flow for several quarters and have been able to increase the balances in our invested accounts. We incurred interest expense of $1,000 and $5,000 related to capital leases, in the first quarter of 2004 and 2003 respectively.

Provision for Income Taxes for the first quarter of 2004 was $71,000 compared to $9,000 for the first quarter of 2003. The increase is a result of higher pre-tax net income earned during the period. We have federal and state net operating loss (NOL) carryforwards to offset taxable income; however, several states have suspended the use of NOL’s for 2003 and 2004, therefore the tax provision benefit related to the NOL’s in these various states has been limited. Additionally, we anticipate limitations on NOL utilization for federal alternative minimum tax purposes.

Net Income - Net income for the first quarter of 2004 was $761,000 or $0.02 per common share, compared with a net income of $116,000 or $0.00 per common share for the first quarter of 2003. The improvement in net income and net income per share was the result of higher gross margins and controlling operating expense growth to 15% while growing revenue 26%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months of 2004 was $1,050,000, compared with $117,000 provided by operating activities in the first three months of 2003. The large increase in 2004 over 2003 is primarily due to the increased profit for the quarter and improved accounts receivable collections, offset partially by quicker payments to our vendors.

During the first three months of 2004, $865,000 of cash was provided from our investing activities as a result of the maturities of some of our short-term investments offset by purchases of property and equipment. For the first three months of 2003, we used $56,000 of cash, investing in property and equipment.

For the first three months of 2004, $137,000 of cash was provided by financing activities, compared with $16,000 provided during the same three-month period of 2003. The cash provided by financing activities in both periods was primarily the result of stock options and warrant exercises.

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease was renewed in March 2002 for the period commencing August 1, 2002 and continuing through July 31, 2007. The current lease payments are approximately $22,000 per month, including common area maintenance charges and property taxes. We are currently considering expansion options to accommodate our present and anticipated growth, however we do not anticipate significantly increasing our facility costs in the near term.

We have a secured revolving credit line with a bank that provides for borrowings up to $5,000,000 at the bank’s prime rate through September 2004. All the assets of the Company collateralize the credit line. Under the terms of the agreement, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. We are in compliance with the covenants and do not believe that any are reasonably likely to materially limit our ability to borrow on the credit line. At February 29, 2004, there were no borrowings under the line of credit, although we subsequently incurred indebtedness on a separate term loan in connection with the acquisition described in Note 7 to the accompanying financial statements.

We have net operating loss carryforwards of approximately $21 million for federal income tax purposes which begin to expire in 2010. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, or are deemed to have occurred, we may lose some or all of the tax benefits of these carryforwards. We believe that it is likely that there have been ownership changes as defined in Internal Revenue Code Section 382 during this period of losses and therefore a tax value computation is required to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards. While we do not believe that the limitations, if any, would impair our ability to use our net operating losses against our current forecasted taxable income for the year ending November 30, 2004, the extent of such limitations has not yet been determined. We anticipate completing a formal IRC Section 382 study and analysis prior to our fiscal year end, allowing for full disclosure of any net operating loss limitations with our the year end filings. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

In the near term, we intend to use our cash on hand, short-term investments, operating cash flows and availability under our line of credit to support our ongoing operating and financing requirements such as ongoing research and development efforts, expansion of our direct sales force, capital expenditures and to meet our working capital requirements. As we continue to pursue opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

RECENT ACCOUNTING DEVELOPMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to off-balance sheet arrangements, do not engage in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to the allowance for doubtful accounts receivable, sales returns, inventory obsolescence and warranty reserve. We state these accounting policies in the notes to the financial statements in our Annual report on Form10-K for the year ended November 30, 2003. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under difference assumptions or conditions.

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 29, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 23, 2003, we filed a current report on Form 8-K reporting that we had issued a press release regarding the private sale of Paulson Stock in a privately negotiated transaction.

On January 8, 2004, we filed a current report on Form 8-K reporting the appointment of Dr. Neil W. Treister, MD, MBA, FACC to the newly created position of Medical Director.

On January 21, 2004, we filed a current report on Form 8-K reporting that we had issued a press release regarding our financial results for the year ended November 30, 2004.

On February 9, 2004, we filed a current report on Form 8-K announcing a strategic alliance between MDS Pharma Services and CardioDynamics.

On February 12, 2004 we filed a current report on Form 8-K reporting that we had issued a press release announcing the publication of an ICG hypertension study in the February 2004 issue of Congestive Heart Failure.

CARDIODYNAMICS INTERNATIONAL CORPORATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2003 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CardioDynamics International Corporation

Date: April 8, 2004	By:	/s/ Michael K. Perry

Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2004	By:	/s/ Stephen P. Loomis

Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)