Form 10-Q
period 2004-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2004-07-09
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2004

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

Yes ☒ No ☐

As of July 1, 2004, 47,989,314 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	May 31, 2004	November 30, 2003
Assets
Current assets:
Cash and cash equivalents	$5,554	$4,762
Short-term investments, available for sale	711	4,583
Accounts receivable, net of allowance for doubtful accounts of $2,269 in 2004 and $1,940 in 2003	9,692	9,560
Inventory, net	4,671	3,163
Current portion of long-term receivables	1,569	1,723
Other current assets	441	322

Total current assets	22,638	24,113
Long-term receivables and note receivable, net	1,751	1,781
Property, plant and equipment, net	3,425	634
Intangible assets, net	4,014	90
Goodwill	9,798	—
Other assets	238	30

Total assets	$41,864	$26,648

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,965	$795
Accrued expenses	214	180
Accrued salaries, wages and benefits	1,407	1,421
Income taxes payable	83	44
Current portion of deferred revenue	271	316
Current portion of deferred rent	8	8
Reserve for warranty repairs – current	120	138
Current portion of long-term debt	1,757	7

Total current liabilities	5,825	2,909

Long-term portion of deferred revenue	73	104
Long-term portion of deferred rent	94	102
Reserve for warranty repairs – long-term	441	496
Long-term debt, less current portion	4,972	17
Other long-term liabilities	71	—

Total long-term liabilities	5,651	719

Total liabilities	11,476	3,628

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets (Continued)

(Unaudited, in thousands, except share data)

	May 31, 2004	November 30, 2003
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 18,000,000 shares authorized, no shares issued or outstanding at May 31, 2004 and November 30, 2003	—	—
Common stock, no par value, 100,000,000 shares authorized, issued and outstanding 47,704,572 at May 31, 2004 and 46,518,293 shares at November 30, 2003	$56,282	$50,638
Accumulated other comprehensive loss	(12)	(17)
Accumulated deficit	(25,882)	(27,601)

Total shareholders’ equity	30,388	23,020

Total liabilities and shareholders’ equity	$41,864	$26,648

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net sales	$10,270	$7,285	$18,285	$13,670
Cost of sales	2,880	1,672	4,735	3,304

Gross margin	7,390	5,613	13,550	10,366

Operating expenses:
Research and development	1,225	784	2,058	1,520
Selling and marketing	4,293	3,870	8,306	7,351
General and administrative	762	479	1,339	978
Amortization of intangible assets	78	—	78	—

Total operating expenses	6,358	5,133	11,781	9,849

Income from operations	1,032	480	1,769	517

Other income (expense):
Interest income	90	82	186	175
Interest expense	(64)	(5)	(65)	(10)

Total other income	26	77	121	165

Income before provision for income taxes	1,058	557	1,890	682
Provision for income taxes	(100)	(39)	(171)	(48)

Net income	$958	$518	$1,719	$634

Net income per common share:
Basic	$.02	$.01	$.04	$.01

Diluted	$.02	$.01	$.03	$.01

Weighted-average number of shares used in per share calculation:
Basic	47,396	46,187	46,975	46,184

Diluted	50,326	47,104	49,926	47,176

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,719	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	192	147
Amortization of intangible assets	78	—
Provision for (reduction in) warranty repairs	(73)	125
Provision for doubtful accounts	282	504
Provision for doubtful long-term receivables	28	13
Stock based compensation expense	7	19
Other non-cash items	—	3
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	55	(101)
Inventory	(516)	(20)
Other current assets	(119)	(114)
Long-term receivables and note receivable	156	(109)
Other assets	(211)	—
Accounts payable	375	(417)
Accrued expenses	34	(62)
Accrued salaries, wages and benefits	(14)	(48)
Income taxes payable	39	48
Deferred revenue	(76)	(71)
Deferred rent	(8)	(5)

Net cash provided by operating activities	1,948	546

Cash flows from investing activities:
Maturities of short-term investments	3,877	—
Purchases of property and equipment	(456)	(272)
Purchase of business	(12,419)	—

Net cash used in investing activities	(8,998)	(272)

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(Unaudited - In thousands)

	Six Months Ended May 31,
	2004	2003
Cash flows from financing activities:
Proceeds from issuance of debt	$7,000	$—
Repayment of debt	(295)	(13)
Exercise of stock options and warrants	1,133	25
Issuance of common stock, net	4	14

Net cash provided by financing activities	7,842	26

Net increase in cash and cash equivalents	792	300
Cash and cash equivalents at beginning of period	4,762	6,879

Cash and cash equivalents at end of period	$5,554	$7,179

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$62	$10

Income taxes	$132	$—

Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain on available-for-sale securities, less deferred tax effect	$5	$3

Supplemental non-cash disclosure of purchase of business:
Accounts receivable	$468	$—
Inventory	992	—
Property and equipment	2,527	—
Goodwill	9,798	—
Intangible assets	4,000	—
Accounts payable	(795)	—
Other long-term liabilities	(71)	—

Total purchase price	16,919	—
Less cash paid	(12,419)	—

Common stock issued	$4,500	$—

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is the innovator and market leader of an important noninvasive breakthrough technology called Impedance Cardiography (ICG). The Company develops, manufactures and markets noninvasive diagnostic and monitoring technologies, and electrocardiogram (ECG) electrodes through its Vermed division.

CardioDynamic’s proprietary, patented ICG technology noninvasively monitors the heart’s ability to deliver blood to the body and the amount of fluid in the chest. The Company’s systems provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. The Company’s lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), has been approved by the U.S. Federal Drug Administration (FDA) and carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. The Company sells its ICG systems to physicians and hospitals in the United States through it’s own direct sales force and distributes its products to domestic hospitals and targeted international markets through a network of distributors.

The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993.

On March 22, 2004, the Company completed the acquisition of substantially all of the assets and certain liabilities (the “Acquired Assets”) of the Vermed Division (“Vermed”) of Vermont Medical, Inc. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing.

a.	Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation.

These statements should be read along with the Financial Statements and Notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2003 as presented in the Company’s Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The results of operations for the three and six months ended May 31, 2004 and cash flows for the six months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2004.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

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

At May 31, 2004, we had one stock-based employee compensation plan and applied APB Opinion No. 25 in accounting for the Plan. Under APB Opinion No. 25, stock-based employee compensation costs are not reflected in net income when the options are granted under the plan and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. For the quarter ended May 31, 2004, no compensation cost was recognized in the financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant, however stock options issued to non-employees are valued using the Black-Scholes option pricing model and expensed in the appropriate periods. Awards under the plan vest over periods of up to four years.

The fair values of options and warrants granted during the three and six months ended May 31, 2004 and 2003, were determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Expected volatility	63.4%	92.6%	75.2%	92.6%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.1%	3.1%	2.1%	3.1%
Expected life	3.1 years	2.5 years	3.1 years	2.5 years

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 148 to all outstanding and unvested awards in each period.

	(In thousands except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income as reported	$958	$518	$1,719	$634
Add: Stock-based employee compensation expense included in the report of net income	3	9	7	19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(557)	(339)	(1,090)	(666)

Pro forma net income (loss)	$404	$188	$636	$(13)

Earnings per common share:
As reported - basic	$.02	$.01	$.04	$.01

As reported - diluted	$.02	$.01	$.03	$.01

Pro forma – basic	$.01	$.00	$.01	$(.00)

Pro forma – diluted	$.01	$.00	$.01	$(.00)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2.	Business Combination

On March 22, 2004, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vermed. The purchase price consisted of $12 million in cash, $419,000 of estimated acquisition costs, and the issuance to Vermont Medical, Inc. of 745,733 shares of the Company’s common stock valued at $4.5 million. The Vermed acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible assets has been recorded as goodwill. The Company is in the process of obtaining an independent valuation from a nationally recognized valuation firm to assist in the allocation of the purchase price. The Company anticipates finalizing the valuations during the third fiscal quarter. The recognition of goodwill is due to some primary contributing factors that include a long history of financial profitability, a strong reputation for providing top-quality electrodes and a leading independent supplier of disposable electrodes and related supplies utilized in electrocardiogram and other diagnostic procedures. The primary reasons for the acquisition are to enhance the intellectual property of CardioDynamics’ ICG sensor technology, increase the recurring sensor revenue mix of its business, and improve predictability of operating results.

Vermed is a manufacturer of electrodes and related supplies used in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. Vermed is located in Bellow Falls, Vermont.

On March 22, 2004, the Company borrowed $7 million on a 48-month term loan to provide a portion of the cash consideration paid to Vermont Medical, Inc. The term loan has a maturity date of March 22, 2008 and requires monthly principal and interest payments at a rate of one half percent above the bank’s monthly prime rate and is subject to adjustment on a monthly basis. In addition, the Company modified its secured revolving credit line with Comerica Bank to increase the amount available under the line from $4 million to $5 million. The revolving credit line has a maturity date of September 14, 2004 and there are no outstanding borrowings under the Company’s revolving credit line. The credit line bears interest at a rate of one half percent above Comerica Bank’s monthly prime rate and is subject to adjustment on a monthly basis. The obligations of the Company under the credit line and the term loan are secured by a pledge on all of the Company’s assets.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The estimated total cost of the acquisition is as follows (Unaudited – In thousands):

Cash paid for net assets and estimated acquisition costs	$12,419
Issuance of common stock	4,500

Total purchase price	$16,919

Continued

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The preliminary allocation of the purchase price is as follows (Unaudited – In thousands):

Accounts receivable	$468
Inventory	992
Property and equipment	2,527
Goodwill	9,798
Intangible assets	4,000
Accounts payable	(795)
Other long-term liabilities	(71)

Total purchase price	$16,919

Intangible assets acquired consist of the following (In thousands):

		Estimated Life (years)
Customer lists	$2,800	10
OEM relationships	1,000	10
Proprietary gel formulas	100	15
Trademark and trade name	100	Indefinite

	$4,000

The following pro forma consolidated information is presented as if the March 2004 acquisition of Vermed occurred on December 1, 2003 and 2002, respectively. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the period indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the three and six months ended May 31, 2004 and 2003 are as follows (Unaudited – In thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net sales	$10,750	$9,427	$20,856	$17,625
Net income	1,198	735	1,886	387
Earnings per share:
Basic	$.03	$.02	$.04	$.01
Diluted	$.02	$.02	$.04	$.01

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

3.	Inventory

Inventory consists of the following (In thousands):

	May 31, 2004	November 30, 2003
Electronic components and subassemblies	$2,150	$1,504
Finished goods	1,701	1,032
Demonstration units	1,386	1,390
Less provision for obsolete inventory	(373)	(417)
Less provision for demonstration inventory	(193)	(346)

Inventory, net	$4,671	$3,163

4.	Long-Term Receivables and Note Receivable

In 2000, the Company offered five year, no-interest financing for its BioZ ICG Systems. The long-term receivables resulting from this financing program are collateralized by the individual systems. In the first fiscal quarter of 2001, the Company established a similar program through a third-party financing company to replace the internal equipment-financing program. Under certain circumstances, the Company continues to provide in-house financing to their customers, although the contracts now include market rate interest provisions. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments. Interest income is deferred and recognized using the effective interest method over the term of the financing contract.

Long-term receivables and note receivable consist of the following (In thousands):

	May 31, 2004	November 30, 2003
Long-term receivables, net of deferred interest	$3,514	$3,670
Secured note receivable	394	394
Less allowance for doubtful long-term receivables	(588)	(560)

	3,320	3,504
Less current portion of long-term receivables	(1,569)	(1,723)

Long-term receivables and note receivable, net	$1,751	$1,781

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	May 31, 2004	November 30, 2003
Land and building	$1,210	$—
Leasehold improvements	127	117
Computer software and equipment	1,401	1,179
Manufacturing, lab equipment and fixtures	1,744	299
Office furniture and equipment	303	230
Sales equipment and exhibit booth	71	48

	4,856	1,873
Less accumulated depreciation	(1,431)	(1,239)

Property, plant and equipment, net	$3,425	$634

6.	Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated intangible asset valuation and future amortization expense for the years ending November 30, 2004, 2005, 2006, 2007 and 2008 is $378,000, $405,000, $405,000, $405,000 and $405,000, respectively. The Company recorded $9,798,000 of goodwill related to the Vermed acquisition and identifiable intangible assets which consists of the following (In thousands):

	Estimated Life Years	May 31, 2004			November 30, 2003
		Estimated Value	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	10	$2,800	$(54)	$2,746	$—	$—	$—
OEM relationships	10	1,000	(19)	981	—	—	—
Proprietary gel formulas	15	100	(2)	98	—	—	—
Trademark and trade name	—	100	—	100	—	—	—
Patents	5	92	(3)	89	90	—	90

		$4,092	$(78)	$4,014	$90	$—	$90

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

7.	Product Warranties

The Company warrants that their stand-alone BioZ System shall be free from defects for a period of 60 months on each new system and for 12 months on each refurbished or demonstration system from the date of shipment. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the printer, and inflatable blood pressure cuffs that are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

The warranty provision is calculated using historical data to estimate the percentage of systems that will require repairs during the warranty period and the average cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The estimates used in this model are reviewed and updated as actual warranty expenditures change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. During the second quarter of 2004, an adjustment was made to lower our warranty provision by $233,000 based on improved repair frequency data and estimated warranty repair cost savings based on actual repair cost now available to us from our new ERP system.

The following table summarizes information related to our warranty provision for the six months ended May 31, 2004 and the year ended November 30, 2003 (In thousands):

	Six Months Ended May 31, 2004	Year Ended November 30, 2003
Beginning balance	$634	$333
Liabilities accrued for warranties issued during the period, net of adjustments and expirations	119	693
Warranty expenditures incurred during the period	(192)	(392)

Ending balance	$561	$634

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

8.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation.

The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock. These potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended May 31, 2004 and 2003 as their effect was antidilutive (In thousands).

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Stock options	227	2,141	334	4,812
Warrants	—	2,350	—	2,359

Total	227	4,491	334	7,171

The following table shows the calculation of weighted average shares outstanding for the diluted net income per share calculation (In thousands).

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Weighted-average shares outstanding	47,396	46,187	46,975	46,184
Effect of dilutive securities:
Stock options	2,092	917	2,099	992
Warrants	838	—	852	—

Dilutive potential shares	2,930	917	2,951	992
Weighted-average shares and dilutive potential common shares	50,326	47,104	49,926	47,176

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

9.	Subsequent Event

On June 2, 2004, the Company completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”), a privately-held European cardiology and vascular device company. The purchase price consisted of Euros 800,000 ($980,000 as of June 2, 2004) in cash at the time of the close, Euros 760,000 ($931,000 as of June 2, 2004) to be paid over five years, and the issuance of 100,000 restricted shares of the Company’s common stock. The Company funded the cash portion of the transaction out of its existing cash. The Company has agreed with the seller to piggyback registration rights with respect to the restricted shares issued in the transaction.

Medis is located in Ilmenau, Germany and develops, manufactures and sells impedance cardiography and venous blood flow products. Medis will operate as a majority-owned subsidiary of CardioDynamics and Dr. Olaf Solbrig, co-founder of Medis, will continue as Managing Director. Dr. Solbrig and his partner retain a 20% minority interest in Medis.

Management is in the process of evaluating the fair value of the assets purchased and liabilities assumed. The final purchase accounting is subject to changes in the determination of transactions costs and a valuation report to be provided by an independent third party.

10.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, legal entity and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments. In light of the recent acquisitions of Vermed and Medis, the Company is currently evaluating how it will define business segments within the Company as a basis for making operating decisions and assessing segment performance. The Company anticipates making the determination during the third quarter of fiscal 2004 and will subsequently provide segment information if appropriate under SFAS No. 131.

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

Although forward-looking statements in this Report on Form 10-Q reflects the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2003. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-K for the year ended November 30, 2003, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2003, as well as the other interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended May 31, 2004 and 2003)

OVERVIEW

CardioDynamics is the innovator and market leader of a breakthrough technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive monitoring technologies and electrocardiogram (ECG) electrodes through our Vermed division. Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings. Just as electrocardiography noninvasively measures the heart’s electrical characteristics, ICG makes it possible to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body and the amount of fluid in the chest. Our ICG products measure 12 hemodynamic parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute.

Our lead products, the BioZ ICG Monitor and the BioZ ICG Module for GE Healthcare patient monitoring systems, have been cleared by the U.S. Food and Drug Administration (FDA) and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment.

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

We derive our revenue primarily from the sale of our BioZ ICG Monitors and associated sensors, which are consumed each time a patient test is performed as well as ECG electrodes through our Vermed division. In the second quarter of 2004, 20% of our total ICG revenue came from our disposable sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, 12% in 2002, and 17% in 2003. The compound annual revenue growth for our sensors during the past 4 years has been over 120% per year and we have now shipped nearly 2.8 million sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (CAS) who are responsible for assuring customer satisfaction and use of the BioZ ICG Systems. Our CAS investment has helped us to accelerate the growth of our sensor business, which improves the predictability of our revenue, earnings, and cash flow over time.

There is often a slow adoption of new technologies in the healthcare industry, even technologies that ultimately become widely accepted. Making physicians aware of the availability and benefits of a new technology, changing physician habits, the time required to secure adequate reimbursement levels, and the malpractice and legal issues that overlay the healthcare industry are all factors that tend to slow the adoption rate for new medical technologies. We are investing a significant amount of our resources in clinical trials, which, if results prove successful, should contribute to further physician acceptance and market adoption of our technology. We have assembled a well-respected and experienced group of medical advisors that have guided the development and implementation of our clinical trials. As with any clinical trial, there is not absolute assurance of the desired positive outcome, however, we have exercised considerable diligence in designing and managing these clinical trials to provide a strong foundation for success.

We continue to invest in our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare and Philips Medical Systems (“Philips”), both of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and are co-developing with Philips, a first of its kind, combined ICG/ECG device. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time to further the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term would be: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, and develop the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks, described in the risk factor section of our annual report on Form 10-K, to the greatest extent possible.

Following is a list of some of our key milestones in the second quarter 2004:

•	24th consecutive quarter of year over year revenue growth;

•	Ninth consecutive quarter of profitability;

•	Eighth consecutive quarter of positive operating cash flow;

•	Acquisition of Vermed and agreement to acquire Medis;

•	Revenue growth of 41%, compared to the same quarter last year;

•	Significantly improved profitability with net income of $958,000;

•	Positive operating cash flow at $898,000;

•	Sensor revenue growth of 38%, to $1,658,000 representing 20% of ICG sales, and;

•	Publication of seven peer-reviewed articles on BioZ ICG in the March/April Congestive Heart Failure supplement.

Net Sales - Net sales for the three months ended May 31, 2004 were $10,270,000 compared with $7,285,000 in the same quarter last year, an increase of $2,985,000 or 41%. Net sales for the six months ended May 31, 2004 were $18,285,000 compared with $13,670,000 in the same period one year ago, an increase of $4,615,000 or 34%. The sales growth in both the three and six month periods was achieved primarily through more BioZ® placements by our domestic direct sales force, the acquisition of Vermed, and increasing disposable BioZtect® sensor revenue from our growing installed base of ICG monitors. We sold 201 and 402 BioZ Systems respectively, in the three and six months ended May 31, 2004, up from 192 and 368 BioZ Systems respectively, sold in the same periods last year, increasing the total number of stand-alone BioZ Monitors sold to nearly 3,400. Our acquisition of Vermed during the quarter contributed $2,019,000 of ECG revenue, accounting for the majority of the second quarter consolidated revenue growth.

Sales by our domestic direct sales force, which targets physician offices and hospitals, increased by $679,000 in the second quarter ended May 31, 2004 to $7,636,000 up from $6,957,000 in the same quarter last year. In the first half of 2004, we increased the average number of field sales associates by 12% and experienced a 4% improvement in the unit productivity per sales associate. In addition to the number of sales associates, quarterly BioZ sales is also affected by third-party leasing incentive programs, targeted sales promotions, and the sales support of our clinical application specialists.

These clinical application specialists assist in three primary areas: pre-sales activities including demonstrations, post-sales activities such as initial set-up and training for physician and staff, and ongoing customer support to maintain customer satisfaction and increase recurring sales of our proprietary disposable sensor.

Each time our BioZ products are used, disposable sets of four BioZtect sensors are required. This recurring sensor revenue increased 38% in the three months ended May 31, 2004 to $1,658,000, representing 20% of ICG sales (16% of consolidated sales), up from $1,198,000 or 16% of ICG sales in the same quarter last year. Sensor sales for the six months ended May 31, 2004 were $3,196,000, an increase of 47% over sensors sold during the same period last year of $2,175,000. The BioZtect sensors for our stand-alone BioZ ICG Monitors have a list price of $10.95 per application and $19.95 per application for the BioZ ICG Module. We offer a Discount Sensor Program to our domestic outpatient customers that provides significant discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As of May 31, 2004, approximately 49% of our active customer base was participating in the discount sensor program. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors to continue to increase as well.

The BioZ ICG Module is a custom plug-in module for the GE Healthcare Solar and Dash patient monitors. During the second quarter and first six months of 2004, we sold 115 and 169 BioZ ICG Modules, respectively, up from 2 and 9 Modules for the same periods in 2003. The significant increase in the current year is primarily due to BioZ ICG Module placements by our strategic partner GE Healthcare along with a 13 BioZ ICG module end user sale to the VA Hospital in San Antonio, Texas. GE Healthcare has now sold to end users the inventory of 761 BioZ ICG Modules purchased from us under a minimum purchase commitment in 2001.

Net sales of our BioZ products internationally increased during the second quarter of 2004 to $479,000, up 79% from the same quarter last year. In the six months ended May 31, 2004, international sales of our BioZ products totaled $930,000, an increase of 21% over international sales of $767,000 in the same period last year.

Revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ Systems was $214,000 as compared to $246,000 for the three months ended May 31, 2004 and 2003, respectively and $446,000 as compared to $377,000 in the six months ended May 31, 2004 and 2003, respectively. Prior to 2001, our systems included a 13-month warranty, however, since then our new BioZ Systems are sold with a standard five-year warranty.

Gross Margin – We generated $7,390,000 and $5,613,000 of gross margin in the quarter ended May 31, 2004 and 2003, respectively. For the quarter ended May 31, 2004, our consolidated gross margin as a percentage of sales decreased to 72% as compared with 77% in the same period last year. We experienced record ICG gross margins of $6,649,000 or 81% as a percentage of sales in the second quarter of 2004, up from $5,613,000 or 77% of sales in the quarter ended May 31, 2003. ICG gross margin during the quarter was positively impacted by an adjustment to reflect estimated warranty repair cost savings of nearly $100 per unit based on actual repair cost and repair frequency data now available to us from our new ERP system. The lower warranty accrual required resulted in a cost of sales reduction in the quarter of $233,000 or approximately 2% of sales. This improvement was offset by lower gross margins earned on Vermed sales of ECG sensors that contributed $741,000 to our overall gross margin representing a 37% gross margin as a percentage of Vermed sales.

Consolidated gross margin as a percentage of sales was 74% and 76% for the six months ended May 31, 2004 and 2003, respectively. The gross margin for the six months ended May 31, 2004 reflects ICG gross margins of 79%, up from 76% as a percentage of sales in the same period last year. The improved ICG gross margin percentage has resulted from several factors including:

•	A 4% increase in the average net revenue achieved per unit from our BioZ Systems as a result of lower lease rates and modified third-party leasing company incentive programs that require less of a deferred interest revenue reduction.

•	Reduced estimated warranty cost per unit.

•	A 21% decrease in the cost of our disposable sensor negotiated with our supplier in 2003.

As the market begins to mature and penetration increases, we believe that BioZ prices will naturally decline, as ICG technology becomes more of a standard of care, with a resulting reduction in our gross margins.

Research and Development - Our investment in research, product development and clinical studies increased 56% in the second quarter of 2004 to $1,225,000 from $784,000 in the same quarter in 2003. For the six months ended May 31, 2004, expenditures for research and development increased 35% to $2,058,000 from $1,520,000 in the same period last year. The increase in both periods are primarily due to the hiring of additional engineering and research personnel, (up 26% from the same period last year) providing us with the capacity to focus increased attention on the development of new products and product enhancements and the accelerated expenditures related to development and testing of the joint ICG/ECG product development with Philips. We expect the release of Phase I, the ICG portion, of the co-developed Philips ICG/ECG monitor in the latter part of this year.

Selling and Marketing - Selling and marketing expenses for the three months ended May 31, 2004 was $4,293,000, compared with $3,870,000 in the comparable period last year, an increase of 11%. For the six months ended May 31, 2004, selling and marketing expenses were $8,306,000, compared with $7,351,000 for the same period last year, an increase of 13%. The expense growth was primarily due to a 12% increase in the average number of field sales personnel and higher commission expense on increased sales by our direct sales force. In addition, Vermed selling and marketing expenses accounted for 4% or $159,000 of the overall increase. As a percentage of net sales, selling and marketing expenses declined to 42% for the three months ended May 31, 2004, compared with 53% for the same period last year. Selling and marketing expenses for the six months ended May 31, 2004 were 45% of net sales, down from 54% in the same period last year. Over the next several years, our objective is to increase field sales productivity and thereby continue to reduce selling and marketing expenses as a percentage of net sales. With the current operating leverage in our business, this provides a significant opportunity to improve net income and cash flow.

General and Administrative - General and administrative expenses were $762,000 in the second quarter of 2004, up $283,000 from the same quarter last year. The overall increase includes $129,000 of Vermed general and administrative expenses, higher audit fees and outside consulting fees related to compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to internal controls. We anticipate that these increased regulatory compliance requirements will continue to increase our general and administrative costs in future periods. As a percentage of net sales, general and administrative expenses for the three and six months ended May 31, 2004 and 2003 has remained at approximately 7%.

Amortization of Intangible Assets – Amortization expense for intangible assets, primarily related to our acquisition of Vermed during the quarter, was $78,000 for the three and six months ended May 31, 2004. This amount will increase in future quarters since it will include a full three months of Vermed amortization as well as amortization expense related to the Medis acquisition completed on June 2, 2004, subsequent to the second quarter.

Other Income and Expense - Interest income for the three months ended May 31, 2004 and 2003 was $90,000 and $82,000, respectively. Interest income for the six months ended May 31, 2004 was $186,000 and $175,000, respectively. The increase for both these periods is primarily due to interest earned on internally financed sales-type leases with our customers as well as our ability to generate positive cash flow for several quarters which has increased the balances in our invested accounts. We incurred interest expense of $64,000 and $5,000 in the three months ended May 31, 2004 and 2003, respectively. Interest expense for the six months ended May 31, 2004 and 2003 was $65,000 and $10,000, respectively. The increase in both periods was directly related to interest expense incurred on the bank term loan related to the Vermed acquisition. This amount is expected to increase in future quarters since it will include three full months of interest expense.

Provision for Income Taxes - For the three and six months ended May 31, 2004, we provided $100,000 and $171,000, respectively for income taxes compared with $39,000 and $48,000 for the same periods last year. The increase in both periods is primarily a result of higher pre-tax income earned and a higher effective tax rate due to suspensions of net operating loss (“NOL”) carryforwards in certain states and limitations on federal NOL carryforwards applicable to federal alternative minimum tax. We have NOL carryforwards to offset taxable income; however, several states have suspended the use of NOL’s for 2003 and 2004, therefore the tax provision benefit related to the NOL’s in these various states has been reduced as well as limitations on NOL utilization for federal alternative minimum tax purposes.

Net Income - Net income for the second quarter 2004 was $958,000, up 85% from $518,000, in the same quarter of 2003. For the six months ended May 31, 2004, net income was up 171% at $1,719,000 from $634,000 in the same period last year. The improvement in net income was the result of higher sales, strong gross margins and controlling operating expense growth along with the addition of Vermed during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended May 31, 2004 was $1,948,000 compared to $546,000 in the same period last year. The significant increase is due primarily to the $1,085,000 increase in net income, higher accounts payable balances and improved accounts receivable collections.

Net cash used in investment activities during the six months ended May 31, 2004 was $8,998,000 up from $272,000 in the first half of 2003, due to the acquisition of Vermed in March 2004.

Net cash provided by financing activities for the first six months ended May 31, 2004 was $7,842,000 compared with $26,000 in the same period last year. The increase in cash provided by financing activities includes the proceeds from a $7,000,000 new term loan entered into in March 2004 related to the Vermed acquisition. Stock option and warrant exercises contributed $1,133,000 during the first half of 2004, up from $25,000 in the first half of 2003.

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease was renewed in March 2002 for the period commencing August 1, 2002 and continuing through July 31, 2007. The current lease payments are approximately $22,000 per month, including common area maintenance charges and property taxes. We are evaluating expansion options to accommodate our present and anticipated future growth, however we do not anticipate significantly increasing our facility costs in the near term.

In connection with the acquisition of Vermed on March 22, 2004, we modified our secured revolving credit line with Comerica Bank to increase the amount available under the line from $4 million to $5 million. In addition, we borrowed $7 million on a new term loan to provide a portion of the cash consideration paid to Vermont Medical, Inc. Under the terms of the revolving credit line, we are required to maintain minimum ratios of current assets to liabilities and not to exceed certain loss levels. We are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line. The revolving credit line has a maturity date of September 14, 2004 and the term loan has a maturity date of March 22, 2008. The credit line and the term loan each bear interest at a rate of one half percent above Comerica Bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations of the Company under the credit line and the term loan are secured by a pledge on all of the Company’s assets

We have net operating loss carryforwards of approximately $21 million for federal income tax purposes that begin to expire in 2010. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, or are deemed to have occurred, we may lose some or all of the tax benefits of these carryforwards. We believe that it is likely that there have been ownership changes as defined in Internal Revenue Code Section 382 during this period of losses and therefore a tax value computation is required to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards. While we do not believe that the limitations, if any, would impair our ability to use our net operating losses against our current forecasted taxable income for the year ending November 30, 2004, the extent of such limitations has not yet been determined. We anticipate completing a formal IRC Section 382 study and analysis prior to our fiscal year end, which will assist us in determining the extent, if any, of net operating loss carryforward limitations. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards. However, based on our continued history of quarterly earnings combined with our ability to predict future income, the valuation allowance may need to be reduced or eliminated resulting in a significant benefit in a future period.

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

RECENT ACCOUNTING DEVELOPMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to off-balance sheet arrangements, have not engaged in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have, within 90 days of the date of this report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Securities Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit	Title

31.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits and Reports on Form 8-K (Continued)

(b)	Reports on Form 8-K:

On March 10, 2004, we filed a current report on Form 8-K reporting that we had issued a press release announcing two significant clinical presentations at American College of Cardiology Scientific Meeting.

On March 16, 2004, we filed a current report on Form 8-K reporting that we had issued a press release announcing that the Company’s ICG technology was selected for Department of Veterans Affairs Heart Failure Drug Study.

On March 23, 2004, we filed a current report on Form 8-K reporting that we had issued a press release regarding our financial results for the first quarter ended February 29, 2004.

On March 30, 2004, we filed a current report on Form 8-K announcing the acquisition of substantially all of the assets of the Vermed division of Vermont Medical, Inc.

On April 6, 2004, we filed a current report on Form 8-K reporting that we issued a press release announcing seven peer-reviewed journal articles that further validate CardioDynamics’ clinical application in heart failure.

On April 23, 2004, we filed a current report on Form 8-K reporting that we had issued a press release announcing our co-sponsorship of Inaugural International Acute Heart Failure Meeting.

On May 14, 2004, we filed a current report on Form 8-K reporting the establishment of pre-arranged trading plans under Rule 10b5-1.

On May 14, 2004, we filed a current report on Form 8-K announcing the signing of an agreement to acquire 80% of the shares of Medis.

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

CardioDynamics International Corporation

Date: July 9, 2004	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: July 9, 2004	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance, Chief Financial Officer
(Principal Financial and Accounting Officer)