Form 10-Q
period 2004-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2004-10-12
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2004

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

As of October 1, 2004, 48,696,122 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(Unaudited, in thousands)

	August 31, 2004	November 30, 2003
Assets
Current assets:
Cash and cash equivalents	$7,083	$4,762
Short-term investments, available for sale	—	4,583
Accounts receivable, net of allowance for doubtful accounts of $2,368 in 2004 and $1,940 in 2003	10,393	9,560
Inventory, net	4,656	3,163
Current portion of long-term and installment receivables	1,491	1,723
Other current assets	814	322

Total current assets	24,437	24,113

Long-term receivables and note receivable, net	1,779	1,781
Property, plant and equipment, net	4,160	634
Intangible assets, net	4,600	90
Goodwill	11,354	—
Other assets	74	30

Total assets	$46,404	$26,648

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,310	$795
Accrued expenses	430	180
Accrued compensation	1,466	1,421
Income taxes payable	86	44
Current portion of deferred revenue	361	316
Current portion of deferred rent	8	8
Current portion of deferred acquisition payments	175	—
Provision for warranty repairs – current	144	138
Current portion of long-term debt	1,770	7

Total current liabilities	6,750	2,909

Long-term portion of deferred revenue	62	104
Long-term portion of deferred rent	89	102
Long-term portion of deferred acquisition payments	618	—
Provision for warranty repairs – long-term	484	496
Long-term debt, less current portion	4,297	17

Total long-term liabilities	5,550	719

Total liabilities	12,300	3,628

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets (Continued)

(Unaudited, in thousands)

	August 31, 2004	November 30, 2003
Commitments and contingencies

Minority interest	$91	$—

Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000 shares authorized, issued and outstanding 48,694 shares at August 31, 2004 and 46,518 shares at November 30, 2003	58,948	50,638
Accumulated other comprehensive loss	(45)	(17)
Accumulated deficit	(24,890)	(27,601)

Total shareholders’ equity	34,013	23,020

Total liabilities and shareholders’ equity	$46,404	$26,648

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net sales	$11,075	$7,808	$29,360	$21,478
Cost of sales	3,475	1,768	8,210	5,072

Gross margin	7,600	6,040	21,150	16,406

Operating expenses:
Research and development	1,036	782	3,094	2,302
Selling and marketing	4,490	3,935	12,796	11,286
General and administrative	887	528	2,226	1,506
Amortization of intangible assets	128	—	206	—

Total operating expenses	6,541	5,245	18,322	15,094

Income from operations	1,059	795	2,828	1,312

Other income (expense):
Interest income	75	106	262	281
Interest expense	(68)	(4)	(134)	(14)
Foreign currency gain	13	—	13	—
Other, net	2	—	2	—

Total other income	22	102	143	267

Income before provision for income taxes and minority interest	1,081	897	2,971	1,579

Provision for income taxes	(67)	(64)	(238)	(112)

Minority interest in income of subsidiary	(22)	—	(22)	—

Net income	$992	$833	$2,711	$1,467

Net income per common share:
Basic	$.02	$.02	$.06	$.03

Diluted	$.02	$.02	$.05	$.03

Weighted-average number of shares used in per share calculation:
Basic	48,022	46,202	47,325	46,190

Diluted	50,069	47,562	49,975	47,296

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,711	$1,467
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiary	22	—
Tax benefit from exercise of stock options and warrants	286	—
Depreciation	335	248
Amortization of intangible assets	206	—
Provision for (reduction in) warranty repairs	(18)	205
Provision for doubtful accounts	381	409
Provision for doubtful long-term receivables	23	18
Stock based compensation expense	9	26
Other non-cash items	12	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(589)	(61)
Inventory	(474)	(191)
Other current assets	(428)	(144)
Installment and long-term receivables and note receivable	211	(113)
Other assets	(50)	(46)
Accounts payable	907	(704)
Accrued expenses	177	96
Accrued compensation	(71)	(122)
Income taxes payable	(18)	112
Deferred revenue	3	(8)
Deferred rent	(13)	(9)

Net cash provided by operating activities	3,622	1,183

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(Unaudited - In thousands)

	Nine Months Ended August 31,
	2004	2003
Cash flows from investing activities:
Proceeds from sale of short-term investments	$4,588	$2,000
Purchases of short-term investments	—	(2,086)
Purchases of property, plant and equipment	(695)	(357)
Purchases of businesses, net of cash acquired	(13,732)	—

Net cash used in investing activities	(9,839)	(443)

Cash flows from financing activities:
Proceeds from issuance of debt	7,000	—
Repayment of debt	(1,337)	(14)
Exercise of stock options and warrants	2,899	133
Issuance of common stock, net	(20)	27

Net cash provided by financing activities	8,542	146

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Net increase in cash and cash equivalents	2,321	886
Cash and cash equivalents at beginning of period	4,762	2,354

Cash and cash equivalents at end of period	$7,083	$3,240

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$174	$14

Income taxes	$212	$—

Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale securities, less deferred tax effect	$17	$(20)

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(Unaudited - In thousands)

	Nine Months Ended August 31,
	2004	2003
Supplemental non-cash disclosure of purchase of businesses:
Cash	$127	$—
Accounts receivable, net	625
Inventory	1,019	—
Other current assets	64	—
Property, plant and equipment	3,166	—
Goodwill	11,383	—
Intangible assets	4,720	—
Accounts payable	(608)	—
Accrued expenses	(50)	—
Accrued compensation	(116)	—
Income taxes payable	(60)	—
Long-term debt	(386)	—
Provision for warranty repairs	(12)	—
Minority interest	(71)	—

Total purchase price	19,801	—
Less cash paid	(13,859)	—
Less deferred acquisition payments	(806)	—

Common stock issued	$5,136	$—

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is the innovator and market leader of an important medical technology called Impedance Cardiography (ICG). The Company develops, manufactures and markets noninvasive diagnostic and monitoring technologies and electrocardiograph (ECG) electrode sensors.

CardioDynamic’s proprietary, patented ICG technology noninvasively monitors the heart’s ability to deliver blood to the body. The Company’s systems provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. The Company’s lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), has been approved by the U.S. Federal Drug Administration (FDA) and carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. The Company also sells its ICG systems to physicians and hospitals in the United States through its own direct sales force and distributes its products to targeted domestic and international markets through a network of distributors.

The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993. On March 22, 2004, the Company completed the acquisition of substantially all of the assets and certain liabilities (the “Acquired Assets”) of the Vermed Division (“Vermed”) of Vermont Medical, Inc. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. On June 2, 2004, the Company completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”). Medis is a manufacturer of diagnostic and monitoring devices, which uses ICG technology for cardiovascular diagnostics sold in the European market.

a. Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our consolidated operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2003 as presented in the Company’s Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The consolidated results of operations for the three and nine months ended August 31, 2004 and cash flows for the nine months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2004.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

b. Stock-Based Compensation

We have implemented the disclosure provisions of SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation.

The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

As of August 31, 2004, we had two stock-based employee compensation plans and applied APB Opinion No. 25 in accounting for the plans. Under APB Opinion No. 25, stock-based employee compensation costs are not reflected in net income when the options are granted under the plans and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. For the quarter ended August 31, 2004, no compensation cost was recognized in the consolidated financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant, however stock options issued to non-employees are valued using the Black-Scholes option pricing model and expensed in the appropriate periods. Awards under the plans generally vest over periods of up to four years.

The fair values of options and warrants granted during the three and nine months ended August 31, 2004 and 2003, were determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Expected volatility	61.2%	92.6%	70.9%	92.6%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.1%	3.1%	2.1%	3.1%
Expected life	3.0 years	2.5 years	3.1 years	2.5 years

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 148 and SFAS No. 123 to all outstanding and unvested awards in each period.

	(In thousands except per share data)
	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income as reported	$992	$833	$2,711	$1,467
Add: Stock-based employee compensation expense included in the report of net income	—	7	—	26
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(666)	(586)	(1,757)	(1,502)

Pro forma net income (loss)	$326	$254	$954	$(9)

Earnings (loss) per common share:
As reported – basic	$.02	$.02	$.06	$.03

As reported – diluted	$.02	$.02	$.05	$.03

Pro forma – basic	$.01	$.01	$.02	$(.00)

Pro forma – diluted	$.01	$.01	$.02	$(.00)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2. Business Combinations

Vermed Acquisition

On March 22, 2004, the Company completed the acquisition of substantially all of the assets and certain liabilities of Vermed. Vermed is a manufacturer of electrodes and related supplies used in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. Vermed is located in Bellow Falls, Vermont. The purchase price consisted of $12 million in cash, $471,000 of estimated acquisition costs, and the issuance to Vermont Medical, Inc. of 745,733 shares of the Company’s common stock valued at $4.5 million.

The Vermed acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible assets has been recorded as goodwill. The Company obtained an independent valuation from a nationally recognized valuation firm to assist in the allocation of the purchase price. The recognition of goodwill is based on a number of contributing factors that include a long history of financial profitability, a strong reputation for providing top-quality electrodes and its market position as a leading independent supplier of disposable electrodes and related supplies utilized in electrocardiogram and other diagnostic procedures. The primary reasons for the acquisition were to enhance the intellectual property of CardioDynamics’ ICG sensor technology, increase the recurring sensor revenue mix of its business, and improve predictability of operating results.

The acquisition was funded, in part, by a $7 million 48-month term loan. The term loan has a maturity date of March 22, 2008 and requires monthly principal and interest payments at a rate of one half percent above the bank’s monthly prime rate and is subject to adjustment on a monthly basis. In addition, the Company modified its secured revolving credit line with Comerica Bank to increase the amount available under the line from $4 million to $5 million. The revolving credit line has a maturity date of September 14, 2005 and there are no outstanding borrowings under the Company’s revolving credit line. The revolving credit line bears interest at a rate of one half percent above Comerica Bank’s monthly prime rate and is subject to adjustment on a monthly basis. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge on all of the Company’s assets.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The results of Vermed’s operations have been included in the accompanying consolidated financial statements from the date of acquisition. The total estimated cost of the acquisition is as follows (In thousands):

Cash paid for net assets and estimated acquisition costs	$12,500
Issuance of common stock	4,500

Total purchase price	$17,000

The allocation of the purchase price is as follows (In thousands):

Accounts receivable, net	$495
Inventory	992
Property, plant and equipment	2,527
Goodwill	9,584
Identifiable intangible assets	4,000
Accounts payable	(598)

Total purchase price	$17,000

Identifiable intangible assets acquired consist of the following (In thousands):

		Estimated Life (years)
Customer lists	$2,900	10
OEM relationships	900	10
Proprietary gel formulas	100	15
Trademark and trade name	100	Indefinite

	$4,000

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The following pro forma consolidated information is presented as if the March 2004 acquisition of Vermed occurred on December 1, 2003 and 2002, respectively. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the three and nine months ended August 31, 2004 and 2003 are as follows (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net sales	$11,075	$10,052	$31,931	$27,677
Net income	992	980	2,895	1,400
Earnings per share:
Basic	$.02	$.02	$.06	$.03
Diluted	$.02	$.02	$.06	$.03

Medis Acquisition

On June 2, 2004, the Company completed the acquisition of 80% of all outstanding shares of Medis, a privately held European cardiology and vascular device company. Medis is located in Ilmenau, Germany and develops, manufactures and sells ICG and venous blood flow products. Medis operates as a majority-owned subsidiary of CardioDynamics and Dr. Olaf Solbrig, co-founder of Medis, continues as Managing Director. Dr. Solbrig and his partner retain a 20% minority interest in Medis. The purchase price consisted of Euros 800,000 ($985,000) in cash at the date of acquisition, Euros 760,000 (at present value of $806,000 using a 5% discount rate) to be paid over five years, the issuance of 100,000 restricted shares of the Company’s common stock valued at $636,000 and $403,000 of estimated acquisition costs. The Company funded the cash portion of the transaction out of its existing cash. The Company has registered the restricted shares issued in the transaction. The financial results of Medis are included in our consolidated financial statements from the date of acquisition. The acquisition was not considered material to the overall consolidated financial statements, or pro forma financial statements.

Management is in the process of evaluating the fair value of the assets purchased and liabilities assumed. The final purchase accounting is subject to changes in the determination of transaction costs and a valuation report to be provided by an independent valuation firm.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

3. Segment and Related Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, legal entity and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker, or decision making group, to perform resource allocations and performance assessments.

Description of Product and Services

Based on evaluation of the Company’s financial information, we have determined that we operate our businesses principally through two operating segments: Impedance Cardiography (“ICG”) and Electrocardiography (“ECG”).

The ICG segment consists primarily of the development, manufacture and sales of the BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body and are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold through our direct sales force and distributors to physicians and hospitals throughout the world. With the recent acquisition of Medis on June 2, 2004, the ICG segment now also includes the Medis diagnostic and monitoring devices such as the Niccomo and Cardioscreen monitors and the Rheoscreen family of measurement devices.

The ECG segment designs, manufactures and sells electrocardiogram electrodes and related supplies through our Vermed division acquired on March 22, 2004. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision makers consist of the Company’s CEO and senior management team, who allocate resources and evaluate performance of segments based on several measurements including: net sales, income before provision for income taxes and minority interest and total assets. Accordingly, we have not disclosed other items such depreciation, amortization and capital expenditures by segment, since this information is not used by our chief operating decision makers to assess the operating performance of individual segments.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Factors Used to Identify Reportable Segments

Operating segments were determined to be reportable segments based on similar economic characteristics of business activities and the common nature of products and customers.

Segment Profit and Assets

Segment information for the Company’s reporting segments for the three and nine months ended August 31, 2004 and 2003 is as follows. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature (in thousands).

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net sales:
ICG	$8,667	$7,808	$24,933	$21,478
ECG	2,408	—	4,427	—

Consolidated net sales	11,075	7,808	29,360	21,478

Gross margin:
ICG	6,523	6,040	19,331	16,406
ECG	1,077	—	1,819	—

Consolidated gross margin	7,600	6,040	21,150	16,406

Gross margin as a percentage of sales:
ICG	75.3%	77.4%	77.5%	76.4%
ECG	44.7%	—	41.1%	—
Consolidated gross margin as a percentage of sales	68.6%	77.4%	72.0%	76.4%

Continued

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Income before provision for income taxes and minority interest:
ICG	$1,029	$1,103	$3,098	$2,131
ECG	486	—	911	—

Income before provision for income taxes and minority interest of reportable segments	1,515	1,103	4,009	2,131

Corporate unallocated	(434)	(206)	(1,038)	(552)

Consolidated income before provision for income taxes and minority interest	$1,081	$897	$2,971	$1,579

	August 31, 2004	November 30, 2003
Total assets:
ICG	$28,033	$26,648
ECG	18,753	—

Total assets of reportable segments	46,786	26,648
Corporate unallocated	(382)	—

Consolidated total assets	$46,404	$26,648

During the three and nine months ended August 31, 2004 and 2003, no individual customer accounted for 10% or more of total net sales.

4. Inventory

Inventory consists of the following (In thousands):

	August 31, 2004	November 30, 2003
Electronic components and subassemblies	$2,492	$1,504
Finished goods	1,484	1,032
Demonstration units	1,238	1,390
Less provision for obsolete inventory	(370)	(417)
Less provision for demonstration inventory	(188)	(346)

Inventory, net	$4,656	$3,163

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Receivables and Note Receivable

In 2000, the Company offered five year, no-interest financing for its BioZ ICG Systems. The long-term receivables resulting from this financing program are collateralized by the individual systems. In the first fiscal quarter of 2001, the Company established a similar program through a third-party financing company to replace the internal equipment-financing program. Under certain circumstances, the Company continues to provide in-house financing to customers, although the contracts now generally include market rate interest provisions. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments. Interest income is deferred and recognized using the effective interest method over the term of the financing contract.

Long-term receivables and note receivable consist of the following (In thousands):

	August 31, 2004	November 30, 2003
Long-term receivables, net of deferred interest	$2,990	$3,089
Secured note receivable	394	394
Less allowance for doubtful long-term receivables	(583)	(560)

	2,801	2,923
Less current portion of long-term receivables	(1,022)	(1,142)

Long-term receivables and note receivable, net	$1,779	$1,781

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	August 31, 2004	November 30, 2003
Land and building	$1,820	$—
Leasehold improvements	131	117
Computer software and equipment	1,461	1,179
Manufacturing, lab equipment and fixtures	1,955	299
Office furniture and equipment	278	230
Sales equipment and exhibit booth	71	48
Auto	18	—

	5,734	1,873
Less accumulated depreciation	(1,574)	(1,239)

Property, plant and equipment, net	$4,160	$634

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

7. Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other identifiable intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated amortization expense for the years ending November 30, 2004, 2005, 2006, 2007 and 2008 is $333,000, $529,000, $529,000, $529,000 and $528,000, respectively.

The Company recorded $11,354,000 of estimated goodwill related to the Vermed and Medis acquisitions and identifiable intangible assets which consists of the following (In thousands):

		August 31, 2004			November 30, 2003
	Estimated Life (Yrs.)	Estimated Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(129)	$2,771	$—	$—	$—
OEM relationships	10	900	(40)	860	—	—	—
Proprietary gel formulas	15	100	(3)	97	—	—	—
Trademark and trade name	—	100	—	100	—	—	—
Developed technology	4 to 7	709	(31)	678	—	—	—
Patents	5	97	(3)	94	90	—	90

		$4,806	$(206)	$4,600	$90	$—	$90

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

8. Product Warranties

The Company warrants that their stand-alone BioZ System shall be free from defects for a period of 60 months from the date of shipment on each new system sold in the United States and for 12 months on systems sold internationally and on refurbished or demonstration systems. The warranty includes all options and accessories purchased with the systems, except for the external patient cables, the external printer, and inflatable blood pressure cuffs that are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

The warranty provision is calculated using historical data to estimate the percentage of systems that will require repairs during the warranty period and the average cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The estimates used in this model are reviewed and updated as actual warranty expenditures change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. During the second quarter 2004, an adjustment was made to lower our warranty provision by $233,000 based on improved repair frequency data and estimated warranty repair cost savings based on actual repair cost available to us from our new ERP system.

The following table summarizes information related to our warranty provision for the nine months ended August 31, 2004 and the year ended November 30, 2003 (In thousands):

	Nine Months Ended August 31, 2004	Year Ended November 30, 2003
Beginning balance	$634	$333
Liabilities accrued for warranties issued during the period, net of adjustments and expirations	267	693
Warranty expenditures incurred during the period	(273)	(392)

Ending balance	$628	$634

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

9. Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted-average share calculation. In the third quarter 2004, all remaining warrants were exercised.

The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock. These potentially dilutive instruments were not included in the diluted per share calculation for the three and nine months ended August 31, 2004 and 2003 as their effect was antidilutive (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Stock options	1,592	1,482	1,221	1,673
Warrants	—	2,000	—	2,350

Total	1,592	3,482	1,221	4,023

The following table shows the calculation of weighted-average shares outstanding for the diluted net income per share calculation (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Weighted-average shares outstanding	48,022	46,202	47,325	46,190
Effect of dilutive securities:
Stock options	1,554	1,358	1,923	1,104
Warrants	493	2	727	2

Dilutive potential shares	2,047	1,360	2,650	1,106

Weighted-average outstanding shares and dilutive potential common shares	50,069	47,562	49,975	47,296

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investments available for sale and the accumulated losses from foreign currency translation adjustments. We translated the assets and liabilities of our foreign subsidiary into U.S. dollars using the period-end exchange rate. Revenues and expenses were translated using the average exchange rate for the reporting period. As of August 31, 2004 and November 30, 2003, the components of accumulated other comprehensive loss were as follows (In thousands):

	August 31, 2004	November 30, 2003
Unrealized loss on available-for-sale securities	$—	$(17)
Foreign currency translation adjustments	(45)	—

Accumulated other comprehensive loss	$(45)	$(17)

The comprehensive income for the three and nine month periods ended August 31, 2004 and 2003, net of taxes, was as follows (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income	$992	$833	$2,711	$1,467
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	12	(29)	17	(20)
Foreign currency translation adjustments	(45)	—	(45)	—

Other comprehensive loss	(33)	(29)	(28)	(20)

Total comprehensive income	$959	$804	$2,683	$1,447

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

11. Financing Agreements

In connection with the acquisition of Vermed on March 22, 2004, we modified our revolving credit line to increase the amount available under the line to $5 million. In addition, we borrowed $7 million on a new term loan to provide a portion of the cash consideration paid to Vermont Medical, Inc. Under the terms of the revolving credit line, we are required to maintain certain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. We are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line.

The revolving credit line was extended in August 2004 to a maturity date of September 14, 2005 and the term loan has a maturity date of March 22, 2008. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. Additionally, with the acquisition of Medis on June 2, 2004, we issued letters of credit for $916,000 to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The credit available under our revolving credit line is reduced by $1.1 million to cover these letters of credit.

12. Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at August 31, 2004 of $916,000 (Euros 760,000), which expire on June 3, 2009 to support deferred acquisition payments associated with the Medis acquisition to be paid over five years annually from 2005 to 2009. The deferred acquisition payments are in the current and long-term liabilities in the consolidated balance sheet as of August 31, 2004.

Leases

In June 2004, the Company amended the operating lease for the existing 18,000 square-foot facility to extend the terms of the lease from July 31, 2007 to December 31, 2007. The amended lease terms provide for additional expansion space of approximately 15,000 square-feet effective November 1, 2004, and includes a tenant improvement allowance of $225,000 for the construction of building improvements. The lease payments on the original space will remain at $22,000 per month. The lease payments on the expansion space will be $6,000 per month commencing on November 1, 2004 and then increase to $13,000 per month on November 1, 2005 with a 3% annual increase on each anniversary. The total additional lease commitments that the Company will incur from the amended lease through December 31, 2007 are approximately $532,000.

Assets pledged on bank revolving credit line and term loan

In March 2004, the revolving line of credit was modified to increase the amount available to $5 million and the Company borrowed $7 million on a term loan in connection with the Vermed acquisition. The Company has pledged all assets as collateral and security in connection with the bank term loan and revolving credit line agreement.

Contingent obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $375,000 (310,800 Euros, which represents the Company’s 80% share) if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

The grant subsidies were used to assist with the construction of the building now occupied and used for Medis’ business operations. The following conditions must be maintained:

•	Number of employees must be retained at a minimum level.

•	Medis must manufacture at least 50% of it sales volume in medical or comparable devices.

•	The Medis business is not allowed to be discontinued or transferred to another owner without transferring the aforementioned conditions and contingent liability associated with the government grant provisions.

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

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended August 31, 2004 and 2003)

Overview

CardioDynamics is the innovator and market leader of an important medical technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive diagnostic and monitoring technologies and electrocardiograph (ECG) electrode sensors. Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings.

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

We derive our revenue primarily from the sale of our BioZ ICG Monitors and associated BioZtect sensors, which are consumed each time a patient test is performed as well as ECG electrode sensors through our Vermed division. In the third quarter 2004, 20% of our total ICG revenue came from our disposable sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, 12% in 2002, and 17% in 2003. The compound annual revenue growth for our sensors during the past 4 years has been over 120% per year and we have now shipped nearly 3.1 million sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (CAS’s) who are responsible for assuring customer satisfaction and use of the BioZ ICG Systems. We believe our CAS investment has served to accelerate the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

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

We continue to invest in our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare and Philips Medical Systems (“Philips”), both of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and are co-developing the BioZ Dx with Philips, the next generation ICG monitor. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time to further the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, and develop the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks, described in the risk factor section of our annual report on Form 10-K, to the greatest extent possible.

Following is a list of some of the key milestones we achieved in the third quarter 2004:

•	25th consecutive quarter of year over year revenue growth;

•	Tenth consecutive quarter of profitability;

•	Ninth consecutive quarter of positive operating cash flow;

•	Acquisition of Medis;

•	Revenue growth of 42%, compared to the same quarter last year;

•	Improved profitability with net income of $992,000;

•	Positive operating cash flow at $1,674,000;

•	Reduction in bank term loan of $1,037,000 and;

•	ICG sensor revenue growth of 16%, to $1,715,000 representing 20% of total ICG sales

During the third quarter 2004, we began to focus our business on the following two principal operating segments:

ICG Segment

The ICG segment consists primarily of the development, manufacture and sales of the BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. With the recent acquisition of Medis on June 2, 2004, the ICG segment now also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices. Medis products are sold internationally to physicians, researchers and equipment manufacturers.

ECG Segment

The ECG segment designs, manufactures and sells electrocardiogram electrode sensors and related supplies through our Vermed division acquired on March 22, 2004. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We believe that the acquisition will improve on our predictability of operating results by increasing the recurring sensor revenue mix of our business.

Net Sales of ICG Segment – Net sales for the three months ended August 31, 2004 were $8,667,000 compared with $7,808,000 in the same quarter last year in 2003, an increase of $859,000 or 11%. Net sales for the nine months ended August 31, 2004 were $24,933,000 compared with $21,478,000 in the same period last year in 2003, an increase of $3,455,000 or 16%. The sales growth in both the three and nine month periods was achieved primarily through more BioZ® placements by our domestic direct sales force, the Medis acquisition and increasing disposable BioZtect® sensor revenue from our growing installed base of ICG monitors.

We sold 214 and 616 BioZ Systems respectively, in the three and nine months ended August 31, 2004, up from 199 and 567 BioZ Systems respectively, sold in the same periods last year, increasing the total number of stand-alone BioZ Monitors sold to over 3,600. The acquisition of Medis during the third quarter 2004 contributed 4% and 2%, respectively to the consolidated net sales growth in the three and nine months ended August 31, 2004.

Sales by our domestic direct sales force, which targets physician offices and hospitals, increased by $349,000 in the three months ended August 31, 2004 to $7,667,000 up from $7,318,000 in the same quarter last year. During the third quarter 2004, we hired several new sales associates and clinical application specialists, increasing the average number of our field sales force by 12%. We believe that this investment in personnel will result in more rapid unit placement growth in the coming quarters as the newer sales associates gain experience in selling the BioZ products.

BioZ sales are also affected by third-party leasing incentive programs, targeted sales promotions, and the sales support of our clinical application specialists. These clinical application specialists assist in three primary areas: pre-sales activities including demonstrations, post-sales activities such as initial set-up and training for physician and staff, and ongoing customer support to maintain customer satisfaction and increase recurring sales of our proprietary disposable sensor.

Each time our BioZ products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 16% in the three months ended August 31, 2004 to $1,715,000, representing 20% of ICG net sales (15% of consolidated net sales), up from $1,473,000 or 19% of ICG net sales in the same quarter last year. ICG sensor sales for the nine months ended August 31, 2004 were $4,911,000, an increase of 35% over the same period last year of $3,648,000. The BioZtect sensors for our stand-alone BioZ ICG Monitors have a list price of $10.95 per application and $19.95 per application for the BioZ ICG Module. We offer a Discount Sensor Program to our domestic outpatient customers that provide significant discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As of August 31, 2004, approximately 44% of our active customer base was participating in the discount sensor program. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors will continue to increase as well.

The BioZ ICG Module is a custom plug-in module for the GE Healthcare Solar and Dash patient monitors. During the three and nine months ended August 31, 2004, we sold 48 and 217 BioZ ICG Modules, respectively, up from 1 and 7 Modules for the same periods last year. The significant increase in the current year is primarily due to BioZ ICG Module placements by our strategic partner GE Healthcare along with a 13 BioZ ICG module end user sale to the VA Hospital in San Antonio, Texas sold by our direct sales force. GE Healthcare has now sold to end users the inventory of 761 BioZ ICG Modules purchased from us under a minimum purchase commitment in 2001.

Net sales of our products internationally, including Medis product sales, increased during the three months ended August 31, 2004 to $806,000, up 104% from the same quarter last year. In the nine months ended August 31, 2004, international sales totaled $1,736,000, an increase of 49% over international sales of $1,164,000 in the same period last year.

Revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ Systems was $181,000 as compared with $270,000 for the three months ended August 31, 2004 and 2003, respectively and $611,000 as compared to $681,000 in the nine months ended August 31, 2004 and 2003, respectively. The decrease in both periods is because prior to 2001, our systems included a 13-month warranty, however, since then our new BioZ Systems are sold with a standard five-year warranty and therefore most repairs are covered by the standard product warranty and therefore not charged to the customer.

Net Sales of ECG Segment –Net sales for the three and nine months ended August 31, 2004 were $2,408,000 and $4,427,000, respectively, which resulted from the acquisition of Vermed during the second quarter 2004. The acquisition of Vermed contributed 31% and 21%, respectively to the consolidated net sales growth in the three and nine months ended August 31, 2004.

Gross Margin of ICG Segment – Gross margin for the three months ended August 31, 2004 and 2003 was $6,523,000 and $6,040,000, respectively. For the three months ended August 31, 2004, gross margin as a percentage of sales was 75% as compared with 77% in the same quarter last year. The decrease in gross margin during the quarter was due to a 4% reduction in the net revenue achieved per unit sold compared with the third quarter last year.

Gross margin for the nine months ended August 31, 2004 and 2003 was $19,331,000 and $16,406,000, respectively. For the nine months ended August 31, 2004, gross margin as a percentage of sales increased to 78% as compared with 76% in the same period last year. The improved gross margin percentage has resulted from several factors including lower estimated warranty cost per unit and a 21% decrease in the cost of our disposable sensor negotiated with our supplier in 2003. As the market begins to mature and penetration increases, we believe that BioZ prices will naturally decline, as ICG technology becomes more of a standard of care, with a resulting reduction in our gross margins.

Gross Margin of ECG Segment – We acquired Vermed in the second quarter 2004 and it contributed $1,077,000 and $1,819,000 of gross margin for the three and nine months ended August 31, 2004, respectively. As a percentage of net sales, Vermed’s gross margins were 45% in the third quarter and 41% for the nine months ended August 31, 2004, which approximates the anticipated future gross margin percentage of this segment.

Research and Development for ICG Segment - Our investment in research, product development and clinical studies in the ICG segment increased 30% in the three months ended August 31, 2004 to $1,014,000 from $782,000 in the same quarter in 2003. For the nine months ended August 31, 2004, these expenditures increased 32% to $3,044,000, from $2,302,000 in the same period last year. The increases in both periods are primarily due to the hiring of additional engineering and research personnel, (up 26% from August 31, 2003) providing us with the capacity to focus increased attention on the development of new products and product enhancements and expenditures related to the development and testing of the BioZ Dx, which is the joint ICG/ECG product development with Philips. We expect the release of Phase I, the ICG portion, of the co-developed Philips ICG/ECG monitor by the end of the year. In addition, ICG segment expenses reflect a $68,000 increase due to the Medis acquisition in the third quarter 2004.

Research and Development for ECG Segment - Our investment in research, product development in the ECG segment was $22,000 in the three months ended August 31, 2004 and $50,000 in the nine months ended August 31, 2004. These expenditures are primarily related to research, design and testing of product enhancements and extensions as well as modifications for private label products.

Selling and Marketing for ICG Segment - Selling and marketing expenses for the ICG segment in the three months ended August 31, 2004 was $4,181,000, compared with $3,874,000 in the comparable quarter last year, an increase of 8%. For the nine months ended August 31, 2004, selling and marketing expenses were $12,277,000, compared with $11,100,000 for the same period last year, an increase of 11%. The ICG segment expense growth was primarily due to a 20% increase in the average number of field sales personnel and higher commissions earned on increased sales by our direct sales force. The third quarter 2004 was one of investment in the expansion of our sales and clinical team, which we believe will improve productivity by allowing our territory sales managers to focus on new systems sales, as our clinical team drives recurring revenue through support of our expanding customer base.

As a percentage of ICG net sales, selling and marketing expenses declined to 48% for the three months ended August 31, 2004, compared with 50% for the same quarter last year. Selling and marketing expenses as a percentage of ICG segment net sales for the nine months ended August 31, 2004 were 49%, down from 52% in the same period last year. Over the next several years, our objective is to increase field sales productivity and thereby continue to reduce selling and marketing expenses as a percentage of net sales. With the current operating leverage in our business, we believe this provides a significant opportunity to improve net income and cash flow.

Selling and Marketing for ECG Segment - Selling and marketing expenses for the ECG segment were $268,000 and $354,000 for the three and nine months ended August 31, 2004, respectively. As a percentage of ECG net sales, selling and marketing expenses were 11% and 8% in the three and nine months ended August 31, 2004, respectively. These expenditures are primarily for our telemarketing, customer service and the OEM sales team.

Selling and Marketing for Corporate Unallocated – Selling and marketing expenses for corporate unallocated were $41,000 and $61,000 for the three months ended August 31, 2004 and 2003, respectively. Selling and marketing expenses for corporate unallocated were $165,000 and $186,000 for the nine months ended August 31, 2004 and 2003, respectively.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the three months ended August 31, 2004 was $389,000, up 14% from $340,000 from the same quarter last year. General and administrative expenses for the ICG segment in the nine months ended August 31, 2004 was $1,115,000, up 7% from $1,045,000 from the same period last year. The overall expense increases are primarily due to additional headcount and the inclusion of Medis. However, as a percentage of ICG net sales, general and administrative expenses remained flat at 4% for both the three and nine months ended August 31, 2004, compared with 4% for the three months, and 5% for the nine months ended August 31, 2003.

General and Administrative for ECG Segment - General and administrative expenses for the ECG segment in the three and nine months ended August 31, 2004 were $158,000 and $287,000, respectively. As a percentage of ECG net sales, general and administrative expenses for the three and nine months ended August 31, 2004 was 7% and 6%, respectively.

General and Administrative for Corporate Unallocated - Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. In the three months ended August 31, 2004, these unallocated expenses were $340,000, up from $188,000 from the same quarter last year. Corporate unallocated in the nine months ended August 31, 2004 was $824,000, up from $461,000 from the same period last year. The increases in both periods is due to additional headcount and outside consulting fees related to compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to internal controls. We anticipate that these increased regulatory compliance requirements will continue to negatively impact our general and administrative costs in future periods.

Amortization of Intangible Assets for ICG Segment – In the third quarter 2004, the ICG segment had $31,000 of amortization expense, which is primarily due to identified intangible assets resulting from the acquisition of Medis during the quarter.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 and $172,000 for the three and nine months ended August 31, 2004, respectively related to identified intangible assets obtained in the Vermed acquisition in the second quarter 2004.

Other Income and Expense – Interest income for the ICG segment for the three months ended August 31, 2004 and 2003 was $67,000 and $64,000, respectively. Interest income for the ICG segment for the nine months ended August 31, 2004 and 2003 was $188,000 and $186,000, respectively. The increase in both periods is due to higher interest earned on internally financed equipment leases. Interest expense for the ICG segment was $7,000 and $10,000 for the three and nine months ended August 31, 2004, respectively and is for interest on capital leases. In addition, the third quarter 2004 also includes a $13,000 foreign currency transaction gain resulting from the Medis deferred acquisition liability.

Corporate unallocated interest income for the three months ended August 31, 2004 and 2003 was $8,000 and $42,000, respectively. Interest income for corporate unallocated for the nine months ended August 31, 2004 was $74,000 and $95,000, respectively. The decrease for both of these periods is primarily due to lower cash balances as a result of cash used to fund acquisitions. We incurred corporate unallocated interest expense of $61,000 and $124,000 in the three and nine months ended August 31, 2004, respectively. The increase in both periods relates to interest expense incurred on the bank term loan related to the Vermed acquisition during the second quarter 2004.

Income Before Provision for Income Taxes and Minority Interest for ICG Segment – Income before provision for income taxes and minority interest for the ICG segment for the three months ended August 31, 2004 was $1,029,000, down 7% from $1,103,000, in the same quarter last year. The decrease in the quarter is due primarily to higher operating expenses associated with increased headcount. Income before provision for income taxes and minority interest for the ICG segment for the nine months ended August 31, 2004, was up 45% at $3,098,000 from $2,131,000 in the same period last year. The improvement was the result of higher sales, improved gross margins and controlled operating expense growth.

Income Before Provision for Income Taxes for ECG Segment – Income before provision for income taxes for the ECG segment for the three months ended August 31, 2004 was $486,000 representing a 20% before tax return on ECG sales. Income before provision for income taxes for the ECG segment for the nine months ended August 31, 2004 was $911,000, representing a 21% before tax return on ECG sales.

Provision for Income Taxes - For the three and nine months ended August 31, 2004, we provided $67,000 and $238,000, respectively for income taxes compared with $64,000 and $112,000 for the same periods last year. The increase in both periods is primarily driven by higher pre-tax income earned in the 2004 periods and a higher effective tax rate due to suspensions of net operating loss

(“NOL”) carryforwards in certain states and limitations on federal NOL carryforwards applicable to federal alternative minimum tax. We have NOL carryforwards to offset taxable income; however, several states have suspended the use of NOL’s for 2003 and 2004, therefore the tax provision benefit related to the NOL’s in these various states has been reduced. In addition, the tax provision benefit has also been reduced for limitations on NOL utilization for federal alternative minimum tax purposes.

Minority Interest in Income of Subsidiary - The third quarter 2004 includes $22,000 of minority interest in income of Medis and represents the 20% minority share interests retained by the sellers.

Net Income - Net income for the three months ended August 31, 2004 was $992,000, up 19% from $833,000, in the same quarter last year. Net income for the nine months ended August 31, 2004, was up 85% to $2,711,000 from $1,467,000 in the same period last year. The improvement in net income for the three and nine months ended August 31, 2004 was the result of higher ICG sales and controlled operating expense growth, along with the net income contributed by the acquisitions of Vermed and Medis.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended August 31, 2004 was $3,622,000 compared with $1,183,000 for the same period last year. The significant increase is due primarily to the $1,244,000 increase in net income, higher accounts payable and accrued expense balances, and the tax benefit from exercise of stock options and warrants in the period.

Net cash used in investment activities during the nine months ended August 31, 2004 and 2003 was higher at $9,839,000, compared with $443,000 in the same period last year, due to the acquisitions of Vermed and Medis.

Net cash provided by financing activities for the nine months ended August 31, 2004 was $8,542,000 compared with $146,000 in the same period last year. The largest component of the increase in cash provided by financing activities is the proceeds from a $7,000,000 term loan entered into in March 2004 related to the Vermed acquisition. Stock option and warrant exercises contributed $2,899,000 in the nine months ended August 31, 2004, up from $133,000 in the same period last year.

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease was amended in June 2004 to extend the lease through December 31, 2007 and also includes an additional 15,000 square-foot of expansion space. The original lease payments are $22,000 per month, but with the expansion space, they will increase in November 2004 to $28,000 per month for 12 months and then increase to $35,000 per month in November 2005 with a 3% annual increase on each anniversary.

In connection with the acquisition of Vermed on March 22, 2004, we modified our revolving credit line to increase the amount available under the line to $5 million. In addition, we borrowed $7 million on a new term loan to provide a portion of the cash consideration paid to Vermont Medical, Inc. Under the terms of the revolving credit line, we are required to maintain certain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. We are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line.

The revolving credit line was extended in August 2004 to a maturity date of September 14, 2005 and the term loan has a maturity date of March 22, 2008. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. Additionally, with the acquisition of Medis on June 2, 2004, we issued letters of credit for $916,000 to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The credit available under our revolving credit line is reduced by $1.1 million to cover these letters of credit.

We have net operating loss carryforwards of approximately $21 million for federal income tax purposes that begin to expire in 2010. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, or are deemed to have occurred, we may lose some or all of the tax benefits of these carryforwards. We believe that it is likely that there have been ownership changes as defined in Internal Revenue Code Section 382 and therefore an analysis is required to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards. While we do not believe that the limitations, if any, would impair our ability to use our net operating losses against our current forecasted taxable income for the year ending November 30, 2004, the extent of such limitations has not yet been determined. We anticipate completing a formal IRC Section 382 study and analysis during the fourth quarter 2004, which will assist us in determining the extent, if any, of net operating loss carryforward limitations. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards. However, based on our continued history of quarterly earnings combined with our expectations of future income, the valuation allowance may need to be reduced or eliminated resulting in a significant benefit in a future period.

In the near term, we intend to use our available cash, short-term investments, operating cash flows and availability under our revolving credit line to support our ongoing operating and financing requirements such as ongoing research and development efforts, expansion of our direct sales force, capital expenditures and to meet our working capital requirements. As we continue to pursue opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

RECENT ACCOUNTING DEVELOPMENTS

In December 2003, the FASB issued SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans, but retains the disclosure requirements contained in SFAS 132 which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2003. The adoption of this statement had no effect on our financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation replaces Interpretation No. 46 issued back in January 2003. It addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. This interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. The application of this interpretation had no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The disclosure requirements are effective for financial instruments entered into or modified after May 31, 2003, and will be effective on the financial statements at the beginning of the first interim period ending after June 15, 2003. The adoption of this statement had no effect on our financial position or results of operations.

In November 2003, the FASB issued EITF 03-12, Impact of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. EITF 03-12 states that the minimum lease payments are the difference between the proceeds upon the equipment’s initial transfer and the amount of the residual value guarantee as of the first exercise date of the guarantee. The application of this issue had no effect on our financial position or results of operations.

In December 2003, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The application of this issue had no effect on our financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to off-balance sheet arrangements, other than operating leases, have not engaged in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to the allowance for doubtful accounts receivable, sales returns, inventory obsolescence and warranty reserve. We state these accounting policies in the notes to the financial statements in our annual report on Form10-K for the year ended November 30, 2003.

The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain substantially our entire portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. As of August 31, 2004, we do not have any short-term investments.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, except for our Vermed and Medis divisions that we acquired during the year and for which we have not completed documentation, evaluation and testing of internal controls over financial reporting, our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

Changes in Internal Controls Over Financial Reporting

As we continue to document and test our internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we have taken measures to review, revise and improve the effectiveness of our internal controls including revising our inventory valuation control procedures as noted below.

In connection with the review of our consolidated financial statements for the three and nine months ended August 31, 2004, our independent certified registered public accounting firm identified two control deficiencies regarding inventory valuation, one of which it considered to be a material weakness under the rules specified by the Public Company Accounting Oversight Board. The weakness related to the frequency of our analysis of the inventory obsolescence provision and the deficiency related to our method of analyzing the manufacturing overhead absorption rate. These deficiencies did not result in any material adjustments to the consolidated financial statements for the three and nine months ended August 31, 2004. We welcome the opportunity to further strengthen our internal controls and have taken the appropriate measures to remediate the identified control deficiencies by increasing the frequency of our analysis of the inventory obsolescence provision and revising our method for analyzing manufacturing overhead absorption.

We have made no significant changes in the Company’s internal controls over financial reporting that would adversely affect, or are reasonably likely to adversely affect our internal control over financial reporting subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Shareholders held on July 15, 2004, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1: To elect a Board of Directors for the following year. The balloting for the directors was as follows:

	Votes For	Votes Against/ Withheld	Votes Abstained/ Non-Votes
Connie R. Curran	39,359,835	849,372	0
Peter C. Farrell	38,620,432	1,588,775	0
James C. Gilstrap	38,619,792	1,589,415	0
Richard O. Martin	38,620,432	1,588,775	0
Ronald A. Matricaria	39,359,835	849,372	0
Ronald L. Merriman	39,359,262	849,945	0
Michael K. Perry	39,359,768	849,439	0

Proposal 2: To ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending November 30, 2004.

Of the shares voted, 39,958,521 shares were voted in favor of the ratification, 217,911 shares were voted against ratification, 32,775 shares abstained from voting and there were no broker non-votes.

Proposal 3: To adopt the CardioDynamics International Corporation 2004 Stock Incentive Plan.

Of the shares voted, 10,904,979 shares were voted in favor of the ratification, 5,617,686 shares were voted against ratification, 4,506,339 shares abstained from voting and there were 19,180,203 non-votes.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit	Title
10.1	Second Amendment to Lease between CarrAmerica Development Corp., LP and the Company, dated June 28, 2004.

10.2	Second Amendment to Second Amended and Restated Loan and Security Agreement dated August 26, 2004.

31.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On June 4, 2004, we filed a current report on Form 8-K/A to include Vermed audited financial statements and unaudited pro forma financial information.

On June 25, 2004, we filed a current report on Form 8-K that we had issued a press release regarding our financial results for the second quarter ended May 31, 2004.

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

CardioDynamics International Corporation

Date: October 12, 2004	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: October 12, 2004	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)