Form 10-K
period 2004-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2005-03-01
CIK 719722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2004

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $269,704,000 based on the average bid and asked price of such Common Stock, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates.

In accordance with Securities Exchange Act of 1934 Release No. 50754, the information entitled Management’s annual report on internal control over financial reporting, required by Item 308(b) of Regulation S-K, have not been included herein and will be filed by amendment.

At February 15, 2005, 48,773,239 shares of registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None

CardioDynamics International Corporation

Form 10-K

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Annual Report on Form 10-K, including the section entitled “Risk Factors” in this Form 10-K document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is the innovator and market leader of an important medical technology called Impedance Cardiography (ICG). We develop, manufacture and market noninvasive ICG diagnostic and monitoring technologies and electrocardiograph (ECG) electrode sensors.

Our proprietary and patented ICG technology noninvasively monitors the heart’s ability to deliver blood to the body. Our systems provide 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute. Our lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), has received 510(k) clearance by the U.S. Federal Drug Administration (FDA) and carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to domestic and targeted international markets through a network of distributors. In November 1998, Health Care Finance Administration (HCFA), now known as the Center for Medicare & Medicaid Services (CMS), mandated Medicare reimbursement for our BioZ® procedures and, in January 2001, implemented national uniform pricing throughout the United States. To date, we have sold over 3,800 ICG systems to over 2,900 physician offices and hospital sites throughout the world.

The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993. On March 22, 2004, the Company completed the acquisition of substantially all of the assets and certain liabilities (the “Acquired Assets”) of the Vermed Division (“Vermed”) of Vermont Medical, Inc. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. On June 2, 2004, the Company completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”). Medis is a manufacturer of diagnostic and monitoring devices, which uses ICG technology for cardiovascular diagnostics sold internationally.

Our products help physicians assess, diagnose, and treat patients with heart failure, hypertension (high blood pressure), and those who are short of breath. It is estimated that there are over 5 million heart failure patients in the United States and over 65 million patients with high blood pressure.

Electrocardiography (ECG) is a widely used noninvasive process to assess the electrical characteristics of the heart. Our ICG technology noninvasively quantifies the mechanical functioning of the heart. Conditions related to the improper mechanical functioning of the heart include hypertension, congestive heart failure, pulmonary disease, high-risk pregnancy and kidney dysfunction. Our technology complements ECG and supplements information obtained through the five vital signs—heart rate, respiration rate, body temperature, blood pressure and oxygen saturation—quickly, safely and cost effectively.

Currently, the primary method used to measure hemodynamic parameters is pulmonary artery catheterization (PAC), which is an invasive procedure that requires insertion of a catheter (plastic tube) into the heart itself. Complications associated with this procedure occur in as many as one in four reported cases and typically include irregular heartbeats or infection, but in some cases, pulmonary artery rupture or even death.

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician’s office or outpatient clinic, PAC is simply unavailable. As a result, in the majority of situations, a physician seeking to assess hemodynamics normally must do so through indirect means, such as by measuring blood pressure, checking the pulse, looking at neck veins and employing subjective examination techniques that are prone to human error. A compelling need exists for objective, noninvasive measurement tools, such as our BioZ® ICG Systems.

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

Our objective is to fundamentally change drug management and make a genuine contribution to healthcare economics with our noninvasive technologies. Key elements of our strategy include efforts to:

•	aggressively market and sell ICG products through our direct and distributor sales force;

•	broaden our product offerings and distribution channels through strategic relationships;

•	grow recurring revenue through increased use of our proprietary disposable sensors;

•	expand evidence of our technology’s validity and clinical application in our target markets;

•	maintain market leadership through product improvements and extensions; and

•	target new market opportunities through acquisition and technology development.

Investors wishing to obtain more information about CardioDynamics may access our annual, quarterly and other reports and information filed with the SEC. Investors can read and copy any information we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We also maintain an Internet site (www.cdic.com) where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as well as Section 16 filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Industry Overview and Company History

Our proprietary technology provides medical professionals in the hospital and physician’s office with noninvasive access to objective patient data to effectively assess, diagnose and treat congestive heart failure and hypertension and to evaluate emergency, pacemaker and dialysis patients.

In the hospital setting, the BioZ is a noninvasive, cost-effective and safe alternative to the invasive PAC procedure and may also be used in many situations in which PAC is not feasible. However, the advantages of our proprietary technology are not limited to the hospital or the critically ill. We believe that the greatest current potential for the BioZ product line lies in the use of noninvasive hemodynamic measurements in the physician office. We believe that the worldwide market opportunity is over five billion dollars for our BioZ product line.

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

Strategy

Our objective is to fundamentally change patient care and make a genuine contribution to healthcare economics with our noninvasive technologies. Our objective will be achieved if and when noninvasive ICG technology becomes the Sixth Vital Sign, just as oxygen saturation became the fifth vital sign in the late-1980s. We intend to position BioZ ICG technology as a key diagnostic and monitoring tool for assessing and treating congestive heart failure, hypertension, pacemaker, emergency, critically ill, surgical, high-risk obstetric, dialysis and home healthcare. Our corporate strategy includes:

Aggressively market and sell ICG products through our direct and distributor sales force.

We intend to leverage our direct sales force to capitalize on our first-to-market position in the United States to further penetrate the physician office market. We believe that a strong direct sales force supplemented by our clinical application specialists are best suited to educate the medical community about how our technology can improve patient outcomes and decrease costs. We currently have 52 domestic direct sales representatives who sell our products, as well as 6 regional managers, 1 national sales trainer, and a vice president of sales. In addition, we have 23 clinical application specialists and a national clinical applications manager to supplement our field sales team by enhancing customer understanding, usage and satisfaction. By improving device utilization, we believe we can strengthen customer loyalty and increase recurring revenue from our proprietary sensors.

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

During fiscal 2000, we successfully developed and received FDA 510(k) clearance on our patented BioZtect® sensor technology that provides notable improvements in performance and features. Its unique shape and chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. The new ICG sensor and cable system has a proprietary interface, which promotes the exclusive use of our sensors with our ICG equipment. During fiscal 2004, we acquired Vermed, an ECG electrode manufacturer that accounted for 16% of our net sales in 2004. As our installed base of BioZ products grows, and our ECG sensor business grows, we expect that the disposable sensor revenue stream could account for more than half of our total net sales within the next several years.

Expand evidence of the technology’s validity and clinical application in our target markets.

While a significant amount of evidence substantiating ICG’s validity and clinical application is now available, we will continue to invest in supporting clinical trials to further expand this evidence and provide prospective customers with data regarding the efficacy of ICG. Several multi-center clinical trials including studies in outpatient heart failure (PREDICT) and emergency department shortness of breath (ED-IMPACT) were released in 2004. A multi-center trial in hypertension (CONTROL) is expected to be released in 2005.

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

In 2001, we released the BioZ® ICG Module for the GE Medical Systems Information Technologies (GEMS-IT) bedside monitoring systems. This product is distributed worldwide by GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. In July 2002, we signed a Co-Development and OEM Agreement with Philips Medical Systems, a division of Royal Philips Electronics (Philips), a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry. CardioDynamics and Philips are actively working on the BioZ Dx ICG Diagnostics device, which was released in the beginning of 2005. When the BioZ Dx incorporates ECG measurements, expected by the end of 2005, Philips has the right to purchase ICG modules from us and sell the combined ECG/ICG product in their key markets.

Target new market opportunities through acquisitions of complementary technologies and technology development.

In 2004, we acquired two companies, Medis (a German ICG device design and manufacturer) and Vermed (a Vermont-based electrode manufacturer). The Medis acquisition strengthens our core ICG technology development capabilities and provides us with a European partner for market development opportunities in that region. The Vermed acquisition provides vertical integration of our disposable sensor business, protecting and increasing the margin on that revenue source.

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

Continued innovation and commercialization of new proprietary products are essential elements in our long-term growth strategy. We intend to maintain our competitive advantage by acquiring complementary technologies and additional patents and other proprietary rights, as we deem appropriate.

ICG Technology

While ECG technology noninvasively measures the heart’s electrical characteristics, our ICG technology makes it possible to measure the heart’s mechanical, or blood flow, characteristics. By using our products, physicians have an easy, noninvasive, safe, painless and cost-effective way to monitor the heart’s ability to deliver blood to the body.

In order to measure this conductivity change, our BioZ products use four dual sensors (two on the neck and two on the chest) to deliver a high frequency (70 kHz), low magnitude (4 mA), alternating current through the chest that is not felt by the patient. Our BioZ ICG Monitor uses proprietary DISQ® processing which measures the changes in impedance to the electrical signal. The changes in impedance are then applied to the Z MARC® Algorithm to provide stroke volume, the volume of blood pumped with each heartbeat. Additional parameters that are provided include those indicating blood flow from the heart, the resistance the heart is pumping against, the force the heart is contracting, and the amount of fluid in the chest. These parameters are printed on a report that allows the doctor to customize and optimize treatment for a particular patient.

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

Our Products

Pricing

Our products have established list prices and we discount the list prices of our products in some circumstances based primarily upon volume commitments or seasonal promotions. We also provide discounts on the purchase of refurbished equipment and to distributors who perform sales and customer service functions for us.

Products

We focus our business on two principal operating segments: Impedance Cardiography (“ICG”) and Electrocardiography (“ECG”) described below:

• ICG Segment—The principal products in the ICG segment consists of the following:

BioZ® ICG Monitor

Our lead noninvasive cardiac function monitoring device, the BioZ® ICG Monitor, features a portable design, transportable battery and integrated blood pressure. BioZ ICG Monitors are sold with a pole cart, printer and keyboard for end user data entry and include a standard five-year warranty.

In December 2004, we received FDA 510(k) clearance on the BioZ Dx. The BioZ Dx has significant signal processing improvements and future 12-lead ECG capability. It also features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005.

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

Niccomo ICG Monitor

The Medis Niccomo ICG monitor is sold through Medis outside the United States and incorporates a color touch screen and integrated strip printer. Medis also manufactures and sells the Cardioscreen and Rheoscreen product lines of venous blood flow products.

• ECG segment—The principal product in the ECG segment consists of the following:

ECG Electrodes

Vermed manufactures and markets a large number of ECG electrodes for resting, stress, and ambulatory applications. They also manufacture private label ECG electrodes for distributors and medical device companies.

Sales and Distribution

We view the United States medical marketplace as two distinct segments: the outpatient market and the hospital market. In the outpatient market, we target physician offices and hospital-based and freestanding outpatient facilities for our stand-alone BioZ® products through our direct sales force and distributors. In 2004, we initiated distributor sales efforts with Physician Sales and Service (PSS) and Caligor Medical (Henry Schein, Inc.). In contrast to the hospital market, there are few, if any, formal capital equipment budget processes and purchasing decisions can therefore be made more quickly. Consequently, our direct and distributor sales force is focused primarily on the outpatient markets.

We continue to believe that the hospital market represents a large and viable market for our products. In 2004, we piloted a program targeted to increase hospital market penetration. We may expand this program in 2005 by employing direct sales representatives to focus on this segment of the market.

Internationally, we sell our products through local medical distributors. Currently, we have distribution partners and end-users in more than 30 countries around the world. Additionally, our international sales team supports GEMS-IT sales teams in selling our ICG Module that interfaces with the GEMS-IT Solar and DASH monitoring systems. We do not offer product return rights to our distributors.

Strategic Relationships

During the fourth quarter of fiscal 2000, we entered into an agreement with GE Medical Systems (GEMS-IT) for the development of a custom plug-in module for the GEMS-IT Solar® and DASH series of bedside monitors. This product was introduced to the market in June 2001 and extends the capabilities of the GEMS-IT Solar product family to provide all of the hemodynamic parameters of the BioZ ICG Monitor to GEMS-IT’s installed customer base of over 30,000 units. This product is distributed worldwide by CardioDynamics and GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 200,000 modular bedside monitors.

In July 2002, we signed a Co-Development and OEM Agreement with Philips Medical Systems, a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry and a division of Royal Philips Electronics. The joint product development will combine CardioDynamics’ proprietary ICG technology with Philips’ diagnostic 12-lead ECG. We released an ICG-only monitor on the Philips platform in the beginning of 2005. The Co-Development and OEM agreement will allow both companies to market the combined ICG/ECG product.

Medis entered into a technology licensing relationship with Analogic Corporation in March 2001. Under the agreement, Medis licensed their ICG board and software design to Analogic as a key component to their own ICG monitor. This product, called the LifeGard Monitor, was released in 2004, and is also sold by Philips Medical Systems Monitoring Division (Philips) as a stand-alone ICG monitor under the Philips brand. We will receive a licensing fee each time an Analogic or Philips ICG device is sold.

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

In November 2000, CMS established a uniform national pricing level for the use of our equipment. In January 2002, the American Medical Association issued a formal Level I HCPCS procedure code, (also referred to as a CPT Code) for BioZ ICG technology.

In 2002, CMS initiated a reconsideration of ICG’s indications for use. In January 2004, CMS issued an updated national coverage determination. Of the six indications previously indicated, five are substantially unchanged. One indication, “suspected or known cardiovascular disease,” has been revised to specifically allow CMS carrier coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure (greater than or equal to 140 mm Hg systolic blood pressure and/or 90 mm Hg diastolic blood pressure) on three or more anti-hypertensive medications. The other current CMS indications are as follows:

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

Some private insurers cover the BioZ ICG test, including Aetna, Humana, BlueCross BlueShield and others (in select states). We continue active discussions with CMS and private insurers to maintain and expand reimbursement indications for ICG.

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

To supplement our internal development team, we retain Rivertek Medical Systems, Inc. (Rivertek) as an adjunct to our development efforts, of which the Chief Technology Officer of the Company is a 100% beneficial owner. See Item 13. Certain Relationships and Related Transactions in this Report on Form 10-K. Rivertek is located in Minneapolis, Minnesota and serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies.

Intellectual Property

Our success, to some extent, depends on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others. We have developed proprietary software for which we have not filed patents. We generally file patent applications in the United States and foreign countries where patent protection for our technology is appropriate and available. We have filed nine U.S. utility patent applications and three design patent applications, six of which were issued in 2003. Of the three utility patents that were issued, a key patent is U.S. Patent Number 6,561,986, “Method and Apparatus for Hemodynamic Assessment Including Fiducial Point Detection,” which contains 46 claims and is a strategic patent underlying the Company’s novel AERISTM (Adaptive Extraction & Recognition of Impedance Signals) processing. AERIS utilizes breakthrough techniques in time-scale signal processing to filter and accurately determine key ICG and ECG waveform characteristics, known as “fiducial points.” ICG and ECG fiducial points form the core measurements from which BioZ parameters are determined. AERIS processing provides enhanced stability, accuracy, and reproducibility in a broader range of patient monitoring conditions.

Another utility patent, U.S. 6,636,754, is the foundation of our electrode technology protection. Our three design patents that were issued in 2003 cover various design aspects of the Company’s BioZtect sensors. The intellectual property protection applies to sensors for use with both its BioZ ICG Monitor and BioZ ICG Module. The BioZtect sensors offer notable improvements in safety and signal transmission and detection, which are critical for device performance. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect trade secrets and other proprietary technology.

Clinical Studies

We are committed to supporting well-designed clinical research studies utilizing ICG technology that demonstrate validity, reproducibility, clinical utility and cost-effectiveness. Our clinical research team participates in monitoring and analysis of company-sponsored clinical trials, for which we employ clinical research associates, and the support of multiple investigator-initiated trials. Each of these individuals has a strong clinical research background and is responsible for monitoring clinical studies and assisting in research and customer training.

Previous generation technology

Several hundred research papers on ICG technology have been published since 1993. In general, these studies reported favorable results when comparing cardiac output measurements with those of other techniques, such as PAC.

The previous generation technology we acquired in 1993 worked reasonably well in a select group of patients. However, significant technological limitations became evident when monitoring ventilated patients and those with increasing heart rates, high heart rates, abnormal heartbeats, high respiration rates and pacemakers. These limitations related to both hardware and software inadequacies. As a result of intense research and development focus and concerted effort, combined with advances in computer processing power, CardioDynamics has addressed these limitations by improving the electronics and digital signal processing algorithms.

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

In September 2004, the results of the ED-IMPACT trial (Impedance Cardiography-Aided Assessment Changes Therapy in Emergent Dyspnea) were presented at the Heart Failure Society of America. The study demonstrated the impact of ICG data upon diagnosis and treatment in patients short of breath in the emergency department. The results demonstrated a 39% change in therapeutic plan and 12% change in diagnosis, which were considered very significant findings.

In November of 2004, the results of the PREDICT (Prospective Evaluation and Identification of Cardiac Decompensation in Patients with Heart Failure by Impedance Cardiography Test) were presented at the American Heart Association by principal investigator, Dr. Milton Packer, who led 21 top U.S. heart failure centers in the study. The study was designed to show whether ICG variables could predict whether a heart failure patient would die or be hospitalized, and the results showed that of all the variables measured in the study, ICG was the most powerful predictor of death or hospitalization. A patient with a high risk ICG test was over 8 times more likely to die or be hospitalized in the short-term (2 weeks) than a patient with a low risk ICG test.

In addition, multiple ICG studies have been published in journals such as Academic Emergency Medicine, Chest, American Journal of Cardiology and Congestive Heart Failure.

Current Trial

CONTROL—Consideration Of Noninvasive Hemodynamic Monitoring to Target Reduction Of Blood Pressure Levels. We are sponsoring an 11-center trial in community-based treatment of hypertension to replicate the results of the significant Mayo Clinic Study in a non-hypertension-specialist environment. We are comparing the amount of time it takes to control blood pressure as well as the number and cost of hypertensive medications required. This study is being conducted in two groups within each of four physicians’ patient populations, where each physician has access to the BioZ data in only half of the study patients.

Manufacturing

Our products are manufactured in San Diego, California; Bellows Falls, Vermont; and Illmenau, Germany. The CardioDynamics headquarters in San Diego includes the manufacturing and service facility for the CardioDynamics BioZ ICG systems. The Vermed subsidiary in Bellows Falls is a wholly owned subsidiary that manufactures and packages disposable electrodes and related supplies utilized in ECG, ICG and other diagnostic procedures. The Medis subsidiary in Illmenau is a majority owned subsidiary that manufactures ICG and venous blood flow products, including the Rheoscreen product line, Cardioscreen and Niccomo ICG monitors.

Each location has established procedures and controls intended to ensure that both products and purchased parts are designed and manufactured to meet customers’ requirements. We purchase the components and raw materials used in manufacturing our products from various suppliers. Our suppliers are evaluated, qualified and monitored to assure continuity of supply while maintaining high quality and reliability. We have systems and procedures in place to ensure timely and effective corrective and preventive actions are taken if we, or our customers, identify non-conformities.

Warranty and Repair

We warrant that our stand-alone BioZ System shall be free from defects for a period of 60 months from the date of shipment on each new system sold in the United States and for 12 months on systems sold internationally and on refurbished or demonstration systems. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the external printer, and inflatable blood pressure cuffs that are covered for a period of 90 days. When warranty repairs are necessary, we generally perform them at our San Diego facility. In some cases, our distributors perform repairs in authorized service centers. In 2004, we added an additional International service center in Dubai, United Arab Emirates to fulfill the needs of the growing Middle-eastern market for ICG.

We provide on-call technical support and, on occasion, offer field clinical support specialists. In addition to our standard warranty, we offer Z Care® extended warranty agreements for maintenance beyond the standard warranty period. We repair equipment that is out of warranty on a time and materials basis.

Competition

Direct competition

To date, we have experienced virtually no direct competition, however, we are aware of at least two domestic and one international manufacturer of ICG monitors. None of these companies have direct sales or clinical teams, and thus far, have had very little visibility in the market. We believe that our BioZ products provide the most advanced ICG monitoring and commercially attractive designs, at prices that are competitive.

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

Echocardiography

Echocardiography (echo) is a diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart and blood vessels. Echo technology was developed during the 1970’s and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images. A continuous wave suprasternal Doppler echo measures cardiac output noninvasively by placing a Doppler transducer on the chest, aiming it toward the ascending aorta and measuring aortic blood flow velocity. Specifically, echo measures the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus calculate cardiac output. While it is possible, echo is not routinely used to measure cardiac output because of its technological limitations, cost, time, and lack of reimbursement for this purpose.

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

Direct and Indirect Fick

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

Government Regulation

Our products are classified as medical devices subject to regulation in the United States by the Food and Drug Administration (FDA). New products generally required FDA clearance under a procedure known as 510(k) pre-market notification. A 510(k) pre-market notification clearance indicates FDA agreement with an applicant’s determination that the product is substantially equivalent to another marketed medical device. Our products generally are Class II products with the FDA. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could delay or prevent our ability to market our product line.

The Federal Food, Drug and Cosmetic Act, its subsequent amendments and modernization acts, and similar foreign regulations, require that medical devices be manufactured in accordance with good manufacturing practices and quality system requirements. Our manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by applicable regulatory bodies to ensure compliance with Quality System regulations. We believe that our products currently meet applicable standards for the countries in which they are marketed.

We are required to report to the FDA and international agencies information that a device has or may contribute to a death or a serious injury. We also may be subject to product recalls. No such report or recall has had a material effect on our financial condition, but there can be no assurance regulatory issues may not have a material adverse effect in the future.

We are subject to various environmental laws and regulations. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily in manufacturing processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, we believe that we are in material compliance with current environmental standards and that continued compliance will not have a material impact on our financial position, results of operations or liquidity.

Failure to comply with applicable governmental regulations can result in various penalties, including fines, recalls or seizure of product, total or partial suspension of production, refusal or delay in product approvals or clearances, increased quality control costs or criminal prosecution. Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, of the promulgation of any additional laws or regulations could have an adverse effect on our business, financial condition, results of operations or cash flows.

In order to sell our products within the European community, we must comply with the European Commission’s medical device directive. In late 1998, we received authorization from TUV Rhineland of North America to place the CE mark on our BioZ ICG Monitor. The CE mark is recognized worldwide as an essential European regulatory approval and enabled us to expand our sales and distribution of the BioZ ICG Monitor throughout Europe. Future regulatory changes could limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark. If we fail to obtain authorization to use the CE mark or lose this authorization, we will not be able to sell our products in the European community. In October 2004, we had our annual compliance review and we passed without any significant issues.

In May 2000, we received approval from the State Drug Administration of the People’s Republic of China, and in November 2000, we received a Canadian Medical Device License. In February 2002, our distribution partners received MHLW and KFDA approvals, enabling our products to be sold in Japan and Korea.

Employees

As of November 30, 2004, we had 262 employees, none of which are covered by a collective bargaining union agreement. We consider our employee relations with our employees to be good.

RISK FACTORS

In addition to the other information contained in this Form 10-K, you should consider the following risk factors which could affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks facing us and additional risks and uncertainties may also harm our business.

We depend upon on our BioZ product line, which is in its early stages of market acceptance.

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

Our success will depend in part on the availability of adequate reimbursement for our customers from third-party healthcare payors, such as Medicare, private health insurers and managed care organizations. Third-party payors increasingly are challenging the pricing of medical products and services. Third-party payors may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available. In addition, reimbursement may not be at, or remain at, price levels adequate to allow medical professionals to realize an appropriate return on the purchase of our products.

Effective September 1, 2005, we will be required to account for stock options under our employee stock plans as a compensation expense, our net income and earnings per share will be significantly reduced.

For employee option grants, we calculate compensation expense and disclose the impact on net income (loss) and net income (loss) per share in a footnote to our financial statements. Recent accounting pronouncements will require us to record compensation expense for employee stock option grants in our statement of operations. Note 1, “Stock-Based Compensation,” to our financial statements, reflects the impact that adoption of FAS 123 would have had on our net income (loss) and net income (loss) per share had we adopted this provision during the past three years. We have not yet determined the impact of FAS 123R but would expect the results to be similar to those disclosed in Note 1 to our financial statements.

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

We distribute our products to targeted international markets through our strategic alliance with GEMS-IT and a network of regional distributors and to the US market through our direct sales force and several regional and national distributors. We intend to enter into similar agreements with other companies and to establish technology partnerships with other medical product, distribution and technology companies. Widespread acceptance of our BioZ products is largely dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.

Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control. We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

We depend on management and other key personnel.

We are dependent on a limited number of key management and technical personnel. The loss of one or more of our key employees may hurt our business if we are unable to identify other individuals to provide us with similar services. We do not maintain “key person” insurance on any of our employees. In addition, our success depends upon our ability to attract and retain additional highly qualified sales, management, finance, manufacturing, research and development personnel. We face intense competition in our recruiting activities and may not be able to attract or retain qualified personnel.

We are subject to stock exchange and government regulation.

Recent Sarbanes-Oxley legislation and stock exchange regulations have increased financial reporting and disclosure requirements, corporate governance and internal control requirements, including future compliance of our acquired businesses that have significantly increased the administrative costs of documenting and auditing internal processes, gathering data, and reporting information. In addition, the reporting timeframes have been, and will continue to be, compressed. The need to commit substantial resources and management attention in these areas could impact our ability to deploy those same resources to other areas of our business. If we are unable to comply with the requirements, it could significantly impact our market valuation.

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

Our patents and proprietary technology may not be sufficient to protect our intellectual property rights. In addition, in the future, our products may be found to infringe the rights of others. From time to time, we have received communications from third parties asserting that features of some of our products may infringe the intellectual property rights of others. Any claims resulting in intellectual property litigation, whether defensive or offensive would have no certain outcome and would be costly and time-consuming. In addition, if our products were found to infringe the intellectual property rights of others, we may be required to pay damages to such parties and/or to obtain licenses from such parties, either of which could be costly and could harm our business.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions. There can be no assurance that pending patent applications will result in issued patents, that future patent applications will be issued, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. Our patents may be found to be invalid and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Also, our existing patents may not cover products that we develop in the future. Moreover, when our patents expire, the inventions will enter the public domain.

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

We compete with other companies that are developing and marketing noninvasive hemodynamic monitors. In early 2004, Analogic released the LifeGard ICG Monitor which is also available to be sold by Philips. We are also subject to competition from companies that support invasive technologies. Many of these companies have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than we do.

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

Our business plan contemplates an income stream from sales of disposable sensors that are compatible with an installed base of our monitors. We may be subject to price competition from other sensor manufacturers whose products are also compatible with our monitors. To mitigate this we developed proprietary sensor technology that provides enhanced features to our customers and promotes the exclusive use of our proprietary sensors with our equipment.

In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

We have a history of losses and may experience continued losses.

With the exception of the last three fiscal years, we have experienced losses every year because we have expended more money in the course of researching, developing and enhancing our technology and products and establishing our sales, marketing and administrative organizations than we have generated in revenues. We expect that our operating expenses will continue to increase in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue to develop our technology. It is possible that we will not be able to achieve the revenue levels required to sustain profitability.

We may need additional capital, which may be unavailable.

The commercialization of our current product line, acquisition of complimentary technologies and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

•	our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional inventory, and finance the increase in accounts receivable;

•	our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital;

•	our receipt of, and the time required to obtain, regulatory clearances and approvals—the longer regulatory approval takes, the more working capital we will need to support our regulatory and development efforts in advance of sales;

•	the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand, acquire complimentary technologies or simply change our process, products or technology will require increased funds;

•	facilities requirements—as we grow we need additional manufacturing, warehousing and administration facilities and the costs of the facilities will be borne before substantially increased revenue from growth would occur;

•	market acceptance and demand for our products—although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital;

•	customer financing strategies—our attempt to accelerate the purchasing processes by offering internal leasing programs as an alternative to outright purchasing and by providing purchasers with extended payment terms and financing options will consume additional capital; and

•	large electrode contracts—we intend to bid on several large electrode manufacturing contracts, any one of which, if awarded would require substantial capital investment in equipment at our Vermed division.

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

We have experienced and expect to continue to experience fluctuations in quarterly operating results due to a number of factors. We cannot control many of these factors, which include the following:

•	the timing and number of new product introductions;

•	seasonality and the number of selling days in a given quarter;

•	the mix of sales of higher and lower margin products in a quarter;

•	the market acceptance of our products;

•	development and promotional expenses relating to the introduction of new products or enhancements of existing products;

•	product returns or bad debt write-offs;

•	changes in pricing policies by our competitors;

•	the timing of regulatory compliance audits;

•	the timing of orders from major customers and distributors; and

•	delays in shipment of products, either to us or to our customers.

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

We did not carry product liability insurance during some periods before May 15, 1995. We currently maintain product liability insurance, however our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

Our common stock is subject to price volatility.

The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

•	actual or anticipated quarterly variations in operating results;

•	announcements of technological innovations, new products or pricing by our competitors;

•	changes in, or failure to meet, financial estimates of securities analysts;

•	the rate of adoption by physicians of ICG technology in targeted markets;

•	the timing and extent of technological advancements, patent and regulatory approvals;

•	anything other than unqualified reports by our outside auditors;

•	results of clinical studies;

•	the sales of our common stock by affiliates or other shareholders with large holdings; and

•	general economic and market conditions.

Our future operating results may fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a significant decline in the market price of our common stock. In addition, the stock market has at times experienced significant price and volume fluctuations that have affected the market prices of the stock of many medical device companies that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our common stock.

Our international sales expose us to unique risks.

In fiscal 2004, international sales accounted for approximately 8% of our net sales. We believe that international sales could represent a meaningful portion of our revenue in the future. We rely on regional distributors and GEMS-IT to assist us with our international sales efforts. In June of 2004, we purchased 80% of the outstanding common stock of Medis, which is located in Ilmenau, Germany. As such, we are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

We may not be able to execute our acquisition strategy or successfully integrate future acquisitions.

We expect to continue to pursue opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies.

Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	unanticipated cost associated with the acquisition, including accounting charges and transaction expenses;

•	problems implementing and maintaining adequate standards, procedures, controls and policies;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer. In addition, if we finance acquisitions by incurring debt or issuing equity, our existing shareholders would be diluted or we would have to generate additional profits to cover the interest expense.

Utilization of our deferred tax assets may be limited and is dependant on future taxable income.

We have federal operating loss carryforwards of approximately $23,300,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards.

We determined, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will benefit from the use of the deferred tax assets, and therefore we reduced our valuation allowance on the existing deferred tax assets related to these NOL’s to zero in the fourth quarter of fiscal 2004. Upon reducing the valuation allowance and recognizing the deferred tax assets, we recognized the tax benefit of deferred tax assets. The favorable impact of the tax benefit distorts the trends in our operating results and impacts the comparability of our current period results of operations with other periods. If in the future we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance on the deferred tax assets which would result in recognition of income tax expense.

Terrorist attacks in the United States and the threat of war have affected travel, the stock market, the postal service and the general economy.

In the wake of the terrorist attacks that occurred in the United States on September 11, 2001, stock prices broadly declined from the prices that existed prior to the attacks. In addition to affecting the stock markets, the terrorist attacks may affect the United States and international economies because of the uncertainties that exist as to how the United States will respond in the future and as to whether additional attacks will be carried out against the United States. These uncertainties brought about challenges in travel, mail delivery and contributed to a slowdown in economic activity in the United States and beyond. Limitations on travel by our sales and clinical staff could negatively affect our ability to achieve our revenue goals. Additionally, travel closures or delays could negatively impact deliveries of raw materials from our vendors required to manufacture our products including the disposable sensors and deliver them in a timely way to our customers. Delays in the delivery of mail could inhibit our ability to invoice and collect amounts owed to us.

Recent corporate scandals involving alleged accounting irregularities have resulted in unavailability of or significantly higher premiums for director and officer liability insurance.

As a result of well-publicized corporate business failures involving improper acts by executives and accounting irregularities, director and officer liability insurance has become more difficult to obtain. If we are unable to obtain sufficient director and officer liability insurance at rates that are reasonable or at all or if the possibility of director and officer liability is expanded by regulatory or judicial developments, we may not be able to retain our current officers and directors or attract qualified directors and officers in the future.

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

We do not intend to pay any cash dividends on our common stock in the foreseeable future. Payment of such cash dividends would, in any event, be prohibited or limited under the terms of our bank line of credit.

ITEM 2.	PROPERTIES

We are headquartered in San Diego, California and operate manufacturing locations in San Diego, California; Bellow Falls, Vermont; and Ilmenau, Germany. In 2004, we amended the operating lease in San Diego, California to provide for additional expansion space of approximately 15,000 square-feet.

Location	Use	Owned/Leased	Lease Termination Date	Size (Sq. Feet)
San Diego, California	Corporate Headquarters Sales & Marketing Research & Development Manufacturing & Distribution	Leased	December 2007	32,779

Bellow Falls, Vermont	General & Administrative Sales & Marketing Research & Development Manufacturing & Distribution	Owned	N/A	45,972

Ilmenau, Germany	General & Administrative Sales & Marketing Research & Development Manufacturing & Distribution	Owned (80% owned subsidiary)	N/A	7,173

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business, none of which is required to be disclosed under this Item 3. Management believes that resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position(s)
Michael K. Perry	44	Chief Executive Officer and Director
Rhonda F. Rhyne	44	President
Steve P. Loomis	44	Chief Financial Officer
Russell H. Bergen	57	Vice President of Operations
Dennis G. Hepp	55	Chief Technology Officer
Patrick W. Bradley, Ph.D.	51	Vice President of Business Development
Richard E. Trayler	54	Vice President of International Operations

Michael K. Perry, age 44, has been our chief executive officer and a director since April 1998. From 1994 to 1997, Mr. Perry was vice president of operations at Pyxis Corporation, a leading provider of healthcare automation, information management services and pharmacy management services to hospitals and outpatient facilities. Pyxis was acquired by Cardinal Health, Inc. in 1996. Prior to joining Pyxis, Mr. Perry served in various management positions with the medical products group of Hewlett Packard Company. Additionally, he was director of quality for a division of Hewlett-Packard’s deskjet printer group. Mr. Perry holds a bachelor’s degree in mechanical engineering from General Motors Institute and a master’s degree in business administration from Harvard University. Mr. Perry serves on the advisory board of the University of California San Diego Cardiovascular Center.

Rhonda F. Rhyne, age 44, has been our president since June 1997, previously serving as chief operating officer from 1996 to 1997 and as vice president of operations from 1995 to 1996. From 1992 until 1995, Ms. Rhyne was president, chief executive officer and vice president of sales and marketing for Culture Technology, Inc. Ms. Rhyne has also held sales positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Rhyne holds a bachelor’s degree in pharmacy from Washington State University and a master’s degree in business administration, executive program, from University of California Los Angeles, Anderson School of Business.

Steve P. Loomis, age 44, joined the Company in September 1996 as vice president of finance and has held the positions of chief financial officer and corporate secretary since April 1997. From 1993 until 1996, he served as director of financial reporting at Kinko’s Inc. From 1988 to 1993, Mr. Loomis was chief financial officer for Terminal Data Corporation, a publicly traded company. He earned his bachelor’s degree in business administration from California State University at Northridge. Mr. Loomis is a certified public accountant.

Russell H. Bergen, age 57, has served as our vice president of operations since joining us in September 1998. From 1971 to 1998, Mr. Bergen held management positions in the instrument group, peripheral products group and inkjet business unit of Hewlett Packard Company. Previously, Mr. Bergen was employed at Honeywell, Inc. as a procurement engineer. Mr. Bergen earned bachelor degrees in aerospace engineering and manpower management from the University of Colorado at Boulder.

Dennis G. Hepp, age 55, has been our chief technology officer since June 1997 and has served as a consultant to us since July 1995. From 1974 to 1986, Mr. Hepp held engineering and management positions at Medtronic, Inc. In 1989, Mr. Hepp founded, and remains a key employee and managing director of Rivertek Medical Systems, Inc., an engineering consulting firm to medical device manufacturers. Mr. Hepp has a bachelor’s degree in electrical engineering from the University of Detroit.

Patrick W. Bradley, Ph.D., age 51, joined CardioDynamics in September 2000 as vice president of business development. Dr. Bradley served as director of new technologies for Cardiac Science, Inc. from 1999 to 2000 and from 1993 to 1999; Dr. Bradley was associate vice president for OEM Technologies at VitalCom, Inc.

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

Richard E. Trayler, age 54, is our vice president of international operations and served as our chief operating officer from July 1997 to January 2003. From 1982 to 1997, Mr. Trayler held sales management positions at Quinton Instrument Company. He has also held positions at the Heart Institute for CARE, the University of Washington and the Boeing Company. Mr. Trayler earned a bachelor’s degree from Texas A&M University and a master’s degree from the University of Washington.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market under the symbol “CDIC.” The following table provides the high and low sales prices per share of our common stock as reported by the Nasdaq Stock Market.

	High	Low
Year Ended November 30, 2004:
Fourth Quarter	$5.67	$3.62
Third Quarter	6.80	3.72
Second Quarter	6.85	5.81
First Quarter	6.98	5.19

Year Ended November 30, 2003:
Fourth Quarter	$6.74	$4.20
Third Quarter	4.85	3.01
Second Quarter	3.56	2.60
First Quarter	4.30	2.90

On January 14, 2005 there were approximately 500 holders of record of our common stock. We have not declared or paid any cash dividends on shares of our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business.

ITEM  6.    SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and has been derived from our audited financial statements and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related Notes.

	Years Ended November 30,
	2004(1)	2003	2002	2001	2000
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$40,988	$30,332	$23,523	$19,598	$13,102
Income (loss) from operations	2,924	2,328	10	(1,162)	(8,501)
Net income (loss)	10,123	2,452	310	(659)	(8,267)
Net income (loss) per common share:
Basic	$.21	$.05	$.01	$(.01)	$(.19)

Diluted	$.21	$.05	$.01	$(.01)	$(.19)

Weighted-average number of shares used in per share calculation:
Basic	47,668	46,248	46,087	45,583	43,145

Diluted	49,164	47,607	47,458	45,583	43,145

Balance Sheet Data (at end of period):
Working capital	$19,493	$21,204	$18,164	$15,957	$15,855
Cash, cash equivalents and Investments	6,801	9,345	6,879	6,394	11,595
Net intangible assets	4,550	—	—	—	—
Goodwill	11,186	—	—	—	—
Total assets	58,030	26,648	23,566	21,461	21,561
Total long-term liabilities	5,338	719	560	327	87
Minority interest	194	—	—	—	—
Total shareholders’ equity	44,734	23,020	19,724	18,423	18,566

(1)	2004 includes the results of operations of Vermed and Medis businesses acquired March 22, 2004 and June 2, 2004, respectively, which affect the comparability of the Selected Financial Data. See note 2 to the Notes to Consolidated Financial Statements. Also includes an income tax benefit of $7.4 million resulting from elimination of the valuation allowance on our deferred tax assets (see Note 14 to the Notes to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related Notes, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to Part I, Item 1 of this Form 10-K, “Business—Risk Factors.”

Results of Operations

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

Just as electrocardiography noninvasively measures the heart’s electrical characteristics, ICG makes it possible to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body. Our ICG products measure 12 hemodynamic (blood flow) parameters, the most significant of which is cardiac output, or the amount of blood pumped by the heart each minute.

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

There is often a slow adoption of new technologies in the healthcare industry, even technologies that ultimately become widely accepted. Making physicians aware of the availability and benefits of a new technology, changing physician habits, the time required to secure adequate reimbursement levels, and the malpractice and legal issues that overlay the healthcare industry are all factors that tend to slow the rate of adoption for new medical technologies. We have invested a significant amount of our resources in clinical trials, which, if results prove successful, should contribute to further physician acceptance and market adoption of our technology. As with any clinical trial, there is not absolute assurance of the desired positive outcome.

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

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks, described in the risk factor section in Part I, Item 1 of this Form 10-K, to the greatest extent possible.

Following is a list of some of the key milestones we achieved in 2004:

•	26th consecutive quarter of year-over-year revenue growth;

•	11th consecutive quarter of profitability;

•	Tenth consecutive quarter of positive operating cash flow;

•	Acquisitions of Vermed and Medis;

•	Revenue growth of 35%, compared to last year;

•	Improved profitability by 26% with $2,924,000 income from operations;

•	Operating cash flow up 96% at $4,366,000;

•	Paid down $1,767,000 of bank term loan;

•	ICG sensor revenue growth of 26%, to $6,520,000 representing 19% of total ICG sales;

•	Formation of strategic alliance with MDS Pharma Services’ Early Clinical Research centers;

•	Addition of two key positions, a medical director and vice president of sales;

•	Transition of ICG sensor manufacturing to Vermed;

•	Publication of several articles in Congestive Heart Failure; and

•	Presented 3 significant ICG studies at various medical conferences.

During 2004, we began to focus our business on the following two principal operating segments:

ICG Segment

The ICG segment consists primarily of the development, manufacture and sales of the BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. With the recent acquisition of Medis on June 2, 2004, the ICG segment now also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices. Medis products are sold internationally to physicians, researchers and equipment manufacturers. We derive our ICG segment revenue primarily from the sale of our BioZ ICG Monitors and associated sensors, which are consumed each time a patient test is performed. During 2004, 19% of our ICG revenue came from our disposable ICG sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, 12% in 2002 and 17% in 2003. We have now shipped nearly 3.3 million ICG sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ ICG Systems. We believe our CAS investment has served to accelerate the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

ECG Segment

The ECG segment designs, manufactures and sells electrocardiogram electrode sensors and related supplies through our Vermed division acquired on March 22, 2004. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We believe that the acquisition will improve on our predictability of operating results by increasing the recurring sensor revenue mix of our business. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 32% of our overall Company revenue in 2004.

Net Sales of ICG Segment—Net sales were $34,260,000, $30,332,000, and $23,523,000 for 2004, 2003, and 2002, respectively, representing growth of 13% in 2004 over 2003 and 29% growth in 2003 over 2002. The sales growth in both years was achieved primarily through more BioZ placements by our domestic direct sales force and distributors and increasing disposable BioZtect® sensor revenue from our growing installed base of ICG monitors. In addition, the Medis acquisition contributed about two percentage points of growth in 2004 over 2003.

Altogether, we sold 1,124 ICG Monitors and Modules in 2004, up from 805 in 2003 and 645 in 2002, increasing the total number of BioZ Monitors and ICG Modules to over 5,000.

In March 1998, we received 510(k) marketing clearance for our BioZ ICG Monitor. The BioZ ICG Monitor incorporates our Z MARC® algorithm, which allows the system to sense and modulate values on patients with over-compliant or under-compliant aortas. The BioZ ICG Monitor accounted for 75% of our overall ICG revenues in 2004, compared with 80% and 85% of our sales in 2003 and 2002, respectively. The fluctuation in the percentage of BioZ sales is due to increasing sales of our disposable sensors and BioZ ICG Modules, as well as the addition of Medis ICG product sales during the second half of 2004.

The BioZ ICG Module is a custom plug-in module for the GE Healthcare Solar and Dash patient monitors. During 2004, we sold 233 BioZ ICG Modules, up from 8 Modules in 2003. There were no Modules sold in 2002. The significant increase in the current year is primarily due to BioZ ICG Module placements by our strategic partner GE Healthcare along with a 13 BioZ ICG module end user sale to the VA Hospital in San Antonio, Texas sold by our direct sales force. GE Healthcare has now sold to end users the inventory of 761 BioZ ICG Modules purchased from us under a minimum purchase commitment made by GE in 2001.

Net sales by our domestic direct sales force, which targets physician offices and hospitals, increased 8% in 2004 with sales of $30,889,000, from $28,542,000 in 2003, and increased 28% in 2003 over 2002 sales of $22,212,000.

Following an 18% increase in unit productivity by our direct sales force in 2003, we experienced a 17% decline in unit productivity in 2004 due to the hiring of new sales associates and clinical application specialists in the second half of 2004, increasing the average number of our field sales force by 20%. We believe that this investment in personnel will result in more rapid unit placement growth in the future as the newer sales associates gain experience in selling the BioZ products.

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

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue continued to grow in 2004 as a percentage of our overall ICG sales, up 26% to $6,520,000, representing 19% of ICG net sales (16% of consolidated net sales). ICG sensor sales for 2003 were $5,170,000, representing 17% of net sales, up from $2,858,000 or 12% of net sales in 2002. We offer a Discount Sensor Program to our domestic outpatient customers that provide significant discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors will continue to increase as well.

Net sales of our ICG products internationally, including Medis product sales, increased by $1,280,000 in 2004 to $2,839,000, up 82% from 2003. In 2004, Medis contributed $730,000 of this increase. In 2003, international sales totaled $1,559,000, an increase of $378,000 or 32% over international sales of $1,181,000 in 2002.

Sales to our domestic strategic partners were $532,000, $231,000 and $130,000 for 2004, 2003 and 2002, respectively. Our agreement with GEMS-IT called for annual minimum purchase commitments that expired in 2001 and therefore sales in 2002 and 2003 were significantly less as they sold products from their inventory.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ systems of $739,000 in 2004, $764,000 in 2003 and $657,000 in 2002.

Net Sales of ECG Segment—Net sales of ECG electrodes for 2004 was $6,728,000, which resulted from the acquisition of Vermed during the second quarter 2004. The acquisition of Vermed contributed 22 percentage points to the consolidated net sales growth in 2004.

Gross Margin of ICG Segment—Gross margin was $26,665,000, $23,210,000 and $17,378,000 for the years ended 2004, 2003 and 2002, respectively. As a percentage of net sales, gross margins have improved steadily to 77.8% in 2004 from 76.5% in 2003 and 73.9% in 2002. The improved gross margin percentage has resulted from several factors including:

•	improved manufacturing efficiencies as the number of systems we produce has increased;

•	reduced manufacturing engineering expenses in 2004 and 2003 related to supporting newly released products;

•	an increase of 10% and 20% in the average sales price of our disposable sensor in 2004 and 2003, respectively, and a 21% decrease in the cost negotiated with our supplier in 2003; and

•	lower actual warranty costs per unit in 2004

During the fourth quarter 2004, we commenced the transition of the BioZtect ICG disposable sensor manufacturing to our recently acquired Vermed division. We believe that this will not only allow us to benefit from the synergies of the efficiencies in sensor manufacturing, but should reduce our future cost of disposable sensors.

In the long term, we do not expect our gross margin percentage to continue to increase. As the market begins to mature and penetration increases, we believe that prices will naturally decline, as ICG technology becomes more of a standard of care, driving our gross margin to lower levels. The commercial release of our BioZ Dx, which received FDA 510(k) clearance in December 2004, should serve to support our BioZ System average sales prices, however, because we purchase a portion of the system from Philips, the manufactured cost of the BioZ Dx will be higher than the BioZ.com.

Gross Margin of ECG Segment—We acquired Vermed in the second quarter 2004 and it contributed gross margin of $2,686,000 in 2004, representing 39.9% of net ECG sales. Based on its current customer base, we do not anticipate significant changes in the gross margin percentage for this business

Research and Development of ICG Segment—Our investment in research and development for the years ended 2004, 2003 and 2002 were $4,268,000, $3,272,000 and $2,423,000, respectively. The 30% increase in 2004 over 2003 and 35% increase in comparing 2003 to 2002 are due primarily to the hiring of additional engineering and research personnel, including the Medis personnel in the second half of 2004. This provides us with the capacity to focus increased attention on the development of new products and product enhancements including the development and testing of the BioZ Dx, which is a joint ICG/ECG product development with Philips. Phase I, the ICG portion, of the co-developed Philips ICG/ECG monitor received FDA 510(k) clearance in December 2004. Development of the BioZ Dx consumed most of these resources in 2003 and 2004. Our investments in research, product development and clinical studies were lower in 2002, as the development of the GEMS-IT BioZ ICG Module, which required substantial outside engineering services was concluded and initial expenditures on several clinical studies leveled out.

Research and Development for ECG Segment—Our investment in research, product development in the ECG segment was $85,000 in 2004. These expenditures are primarily related to research, design and testing of product enhancements and extensions as well as custom modifications for private label products.

Selling and Marketing for ICG Segment—Selling and marketing expenses for the ICG segment increased to $17,514,000 in 2004 from $15,249,000 in 2003 and $12,892,000 in 2002, up 15% and 18% respectively. The ICG segment expense growth in both years was primarily due to an overall 20% increase in the average number of field sales personnel, higher commissions earned on increased sales by our direct sales force and additional provision for doubtful accounts resulting from higher accounts receivable balances and slower payments by our customers.

As a percentage of ICG net sales, these expenses were 51% in 2004, 50% in 2003, and 55% in 2002. Higher net ICG sales and increased sales productivity in 2003, coupled with the 81% growth in recurring sensor revenue, contributed to the improvement in sales and marketing as a percentage of net sales. The second half of 2004 was one of investment in the expansion of our sales and clinical team, which we believe will improve productivity by allowing our territory sales managers to focus on new systems sales, as our clinical team drives recurring revenue through support of our expanding customer base.

Over the next several years, our objective is to increase field sales productivity and thereby reduce selling and marketing expenses as a percentage of net sales. With the current operating leverage in our business, we believe this provides a significant opportunity to improve net income and cash flow.

Selling and Marketing for ECG Segment—Selling and marketing expenses for the ECG segment were $582,000 representing 9% as a percentage of ECG net sales in 2004. These expenditures are primarily for our ECG telemarketing, customer service and the OEM sales team.

Selling and Marketing for Corporate Unallocated—Corporate unallocated selling and marketing expenses were $261,000, $299,000 and $232,000 for 2004, 2003 and 2002, respectively. These expenses include costs for the corporate business development function, which assists in targeting new market opportunities through acquisitions and complementary technologies and technology development.

General and Administrative for ICG Segment—General and administrative expenses for the ICG segment were $1,654,000, $1,545,000 and $1,366,000 in 2004, 2003 and 2002 respectively. As a percentage of net sales, general and administrative expenses remained relatively flat at 5% in 2004 and 2003 and 6% in 2002. The overall expense increase in each of the three years is primarily due to additional headcount and in 2004, the inclusion of Medis administrative expenses of $66,000. We continue to focus on ongoing cost containment in all areas of our business with specific emphasis in the areas that are not directly related to sales growth.

General and Administrative for ECG Segment—General and administrative expenses for the ECG segment in 2004 were $412,000, or 6% as a percentage of ECG net sales.

General and Administrative for Corporate Unallocated—Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. These unallocated expenses were $1,317,000, $517,000 and $455,000 for 2004, 2003 and 2002. The significant increase in 2004 is primarily due to internal costs including additional headcount, outside consulting and accounting service fees related to compliance with the provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to internal controls. We anticipate that these increased regulatory compliance requirements will continue to negatively impact our general and administrative costs in future periods. Also included are tax consulting fees related to the IRS Section 382 analysis of our net operating loss carry-forwards.

Amortization of Intangible Assets for ICG Segment—In 2004, the ICG segment had $66,000 of amortization expense, which is primarily due to identified intangible assets resulting from the acquisition of Medis during the second half of 2004. There was no intangible asset amortization in 2003 or 2002.

Amortization of Intangible Assets for ECG Segment—Amortization expense for intangible assets for the ECG segment was $268,000 in 2004 related to identified intangible assets obtained in the Vermed acquisition in the second quarter 2004. There was no intangible asset amortization in 2003 or 2002.

Other Income (Expense) for the ICG segment—Other ICG income (expense) was $171,000, $230,000, and ($60,000) in 2004, 2003 and 2002, respectively. In 2004, other income included interest income of $255,000 offset by a $56,000 foreign currency translation loss resulting from the revaluation of the Medis deferred acquisition liability. The higher interest income in 2004 and 2003 is primarily due to more interest earned on internally financed equipment leases. Interest expense for the ICG segment was $27,000, $15,000 and $10,000 for 2004, 2003 and 2002, respectively and is related to interest on capital leases.

Other Income (Expense) for Corporate Unallocated—Corporate unallocated net other expense was ($147,000) in 2004 compared with net other income of $121,000 and $361,000, respectively in 2003 and 2002. The increased net other expense in 2004 is primarily the result of $228,000 in interest expense which includes interest expense and a commitment fee related to the bank term loan in connection with the Vermed acquisition.

Income Before Income Taxes and Minority Interest for ICG Segment—Income before income taxes and minority interest for the ICG segment was $3,404,000, $3,374,000 and $637,000 in 2004, 2003 and 2002, respectively. The improvement for 2004 over 2003 was primarily the result of higher sales, improved gross margins offset by higher operating expenses. The improvement for 2003 over 2002 also resulted from higher ICG sales and improved gross margins.

Income Before Income Taxes for ECG Segment—Income before income taxes for the ECG segment for 2004 was $1,271,000 representing a 19% before tax return on ECG net sales.

Income Tax Benefit (Provision)—Based on a growing history of profitability and our projections of future taxable earnings and other factors, in 2004 we determined that it is more likely than not that we will benefit from the use of our net operating loss carryforwards and therefore, eliminated our valuation allowance on our related deferred tax assets by $13,801,000 and realized a net income tax benefit of $7,209,000 in 2004. In 2003 and 2002, we provided $227,000 and $1,000 for income taxes, respectively.

Minority Interest in Income of Subsidiary—Minority interest in income of Medis was $37,000 and represents the 20% minority share interests retained by the sellers.

Net Income was $10,123,000 in 2004, up 313% from $2,452,000 in 2003. The improvement in net income for 2004 was primarily the result of an income tax benefit of $7,209,000, higher ICG sales, along with the net income contributed by the acquisitions of Vermed and Medis. Net income was $2,452,000 in 2003, up 691% from $310,000 in 2002 as a result of higher ICG sales, improved gross margin, and controlled operating expense growth.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $4,365,000, $2,229,000 and $(143,000) in 2004, 2003 and 2002, respectively. In 2004, the net cash provided by operations was due to an increase in net income, higher accounts payable and accrued compensation and expense balances and the tax benefit from the exercise of stock options and warrants offset by deferred income tax and increased accounts receivable balances. In addition, the increase in deferred rent is due to a tenant improvement allowance received as reimbursement of leasehold improvements in accordance with the amended lease of our San Diego facility that was accounted for as a lease incentive in the fourth quarter 2004. The increase in 2003 as compared to 2002 operating cash flow is primarily due to increased net income, improved accounts receivable collections and tighter inventory flow management, offset partially by quicker payments to our vendors. In 2004, we used excess cash for the acquisitions of Vermed and Medis. In 2003 and 2002, we invested our excess cash and cash equivalents in short-term highly liquid investments.

In 2004, 2003 and 2002, we invested $1,392,000, $510,000 and $228,000, respectively, in property, plant and equipment. In 2004, the increase was due to investment in ICG sensor manufacturing equipment at our Vermed division, leasehold improvements due to the expansion of our San Diego facility, continued investments in computer software and equipment to continually upgrade our network, information system safeguarding and security capabilities in order to comply with the more stringent requirements of the Sarbanes-Oxley Act. In 2003, much of the increased investment in capital assets was for a new computer information system that was implemented in the fourth quarter 2003. In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease was amended in June 2004 to extend the lease through December 31, 2007, and includes an additional 15,000 square-feet of expansion space. The original contractual lease payments are $22,000 per month, but with the expansion space, it increased in November 2004 to $28,000 per month for 12 months and then increases to $35,000 per month in November 2005 with a 3% annual increase on each anniversary.

We generated $8,203,000, $767,000 and $849,000 from financing activities in 2004, 2003 and 2002, respectively. This includes the exercise of stock options and warrants of $2,937,000, $757,000 and $944,000 in 2004, 2003 and 2002, respectively. In 2004, we borrowed $7,000,000 on a new term loan for the Vermed acquisition in March 2004, and paid the balance down by $1,767,000, which included fixed principal repayments of $1,167,000 and pre-payments of $600,000.

In connection with the acquisition of Vermed on March 22, 2004, we modified our revolving credit line to increase the amount available under the line to $5 million. Under the terms of the revolving credit line, we are required to maintain certain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. At November 30, 2004, we were in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. As of November 30, 2004, 2003 and 2002, there were no outstanding borrowings under the revolving credit line.

The revolving credit line was extended in August 2004 to a maturity date of September 14, 2005 and the term loan has a maturity date of March 22, 2008. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. Additionally, with the acquisition of Medis on June 2, 2004, we issued letters of credit for $1,009,000 (760,000 Euros) to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The credit available under our credit line is reduced by $1.1 million to cover these letters of credit.

We have net operating loss carryforwards of approximately $23.3 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. We retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. The IRC Section 382 study and analysis was completed in the fourth quarter 2004, and as a result of this study, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income. A valuation allowance had been established for the full amount of the deferred tax asset created by these carryforwards. However, based on historical and forecasted taxable earnings, the conclusion of identified uncertainties such as the integration of recent acquisitions, increased regulatory compliance requirements, manufacturing transition of our ICG sensors to Vermed, conclusion of multi-year clinical studies, and completion of the development and FDA approval of our BioZ Dx, the valuation allowance was removed, resulting in a significant income tax benefit in the current year.

We believe that over the next 12 months our current cash and cash equivalents, operating cash flows and availability under our revolving line of credit will be sufficient to support our ongoing operating and investing requirements such as ongoing research and development efforts, expansion of our direct sales force, capital expenditures and to meet the our working capital requirements of anticipated future growth. As we continue to pursue opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at November 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,645	$1,765	$3,515	$36	$329
Capital lease obligations	85	20	35	30	—
Operating lease obligations	1,312	352	876	84	—
Deferred acquisition payments	861	191	353	317	—
Warranty obligations	409	99	42	268	—

Total	$8,312	$2,427	$4,821	$735	$329

Off-Balance Sheet Arrangements

We are not a party to off-balance sheet arrangements other than operating leases, and have not engaged in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

Critical Accounting Policies and Estimates

Revenue Recognition—We recognize revenue from the sale of product when persuasive evidence of a sale exists, the product has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. We sell some products under long-term financing arrangements and recognize the present value of the minimum payments using the rate implicit in the financing agreement as revenue at the time of sale and recognize interest income over the term of the contract. Revenue for extended warranty contracts beyond our standard warranty is recognized evenly over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue.

Use of Estimates—The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. We base these estimates and assumptions upon historical experience and existing, known circumstances we believe to be reasonable. Actual results could vary from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

Allowance for Doubtful Accounts and Sales Returns—We maintain an allowance for doubtful accounts to cover estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required.

Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to current period product sales recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for product returns.

Inventory Obsolescence—We maintain a reserve for excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. We value our inventory at the lower of cost, using the first-in, first-out method, or market. We review inventory on hand quarterly and record provisions for excess and obsolete inventory based on several factors, including our current assessment of future product demand, historical experience, and product expiration.

Valuation of Goodwill and Other Intangible Assets—We are required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	a significant adverse change in legal factors or in the business climate;

•	a significant decline in our projected revenue or cash flows;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and

•	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit.

Valuation of Long-Lived Assets—We assess the impairment of long-lived assets, consisting of property, plant and equipment, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

There were no such impairments in the current year. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base useful lives and amortization or depreciation expense on our estimate of the period that the assets will generate revenue or otherwise be used by us.

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Warranty Cost—We maintain a provision for product warranties. Estimates for warranty costs are calculated based primarily upon historical warranty experience and are evaluated on a quarterly basis to determine the appropriateness of such assumptions. Warranty provisions are adjusted from time to time when actual warranty claim experience differs from our estimates.

Income Taxes—We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to record a charge to income for the period.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans, but retains the disclosure requirements contained in SFAS 132, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2003. The adoption of this statement had no effect on our financial statement disclosures, financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation replaces Interpretation No. 46 issued in January 2003. It addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. This interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. The application of this interpretation had no effect on our financial position or results of operations.

In November 2003, the FASB issued EITF 03-12, Impact of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. EITF 03-12 states that the minimum lease payments are the difference between the proceeds upon the equipment’s initial transfer and the amount of the residual value guarantee as of the first exercise date of the guarantee. The application of this guidance had no effect on our financial position or results of operations.

In December 2003, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The application of this guidance had no effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation and supercedes APB 25, Accounting for Stock Issued to Employees, and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We are currently evaluating what the impact of the adoption of this statement will have on our financial position and results of operations. We intend to implement this statement in our fourth quarter of 2005.

In December 2004, the FASB issued SFAS 151, Inventory Costs, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. We are currently evaluating what the impact, if any, of the adoption of this statement will have on our financial position and results of operations and plan to implement this effective fiscal year 2005.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement had no effect on our financial position or results of operations.

In November 2004, the FASB issued EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. This guidance is applied to a component of an enterprise that is either disposed of or classified as “held for sale” in fiscal periods after December 15, 2004. The application of this guidance had no effect on our financial position or results of operations.

In November 2004, the FASB issued EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” which is effective for reporting periods ending after December 15, 2004. This consensus addresses when contingently convertible instruments should be included in diluted earnings per share. The application of this guidance had no effect on our financial position or results of operations.

In October 2004, the FASB issued EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. The consensus addresses the issue of how an enterprise should evaluate the aggregation criteria in paragraph 17 of SFAS 131, Disclosures about Segments of an Enterprise and Related Information, when determining whether operating segments that do not meet the quantitative thresholds may be aggregated. The effective date of this issue has been delayed and is anticipated to occur in 2005 to coincide with the final issuance of the FSP (FASB Staff Position), which will provide guidance in determining whether two or more operating segments have similar economic characteristics. However, earlier adoption is permitted. The application of this guidance had no effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain substantially our entire portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Our interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. As of November 30, 2004, we do not have any short-term investments.

During 2004, our primary exposure to market risk was interest rate risk associated with our variable rate debt. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources” for further description of this debt instrument. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $43,000 in fiscal 2004.

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to foreign currency exchange rates, and have concluded that the market risk exposure is not material at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CardioDynamics International Corporation:

We have audited the accompanying consolidated balance sheets of CardioDynamics International Corporation and subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation and subsidiaries as of November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

February 28, 2005

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands)

	November 30,
	2004	2003
Assets (Pledged)
Current assets:
Cash and cash equivalents	$6,801	$4,762
Short-term investments, available for sale	—	4,583
Accounts receivable, net of allowance for doubtful accounts of $2,400 in 2004 and $1,940 in 2003	11,674	9,560
Inventory, net	4,647	3,163
Current portion of long-term and installment receivables	1,518	1,723
Deferred tax assets, current portion	2,046	—
Other current assets	571	322

Total current assets	27,257	24,113

Long-term receivables and note receivable, net	1,248	1,781
Property, plant and equipment, net	5,123	634
Intangible assets, net	4,550	90
Goodwill	11,186	—
Deferred tax assets	8,595	—
Other assets	71	30

Total assets	$58,030	$26,648

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, including related party of $145 in 2004 and $77 in 2003	$2,781	$795
Accrued expenses and other current liabilities	606	180
Accrued compensation	2,009	1,421
Income taxes payable	37	44
Current portion deferred revenue	256	316
Current portion of deferred rent	—	8
Current portion of deferred acquisition payments	191	—
Provision for warranty repairs—current	99	138
Current portion long-term debt	1,785	7

Total current liabilities	7,764	2,909

Long-term portion of deferred revenue	90	104
Long-term portion of deferred rent	323	102
Long-term portion of deferred acquisition payments	670	—
Provision for warranty repairs—long-term	310	496
Long-term debt, less current portion	3,945	17

Total long-term liabilities	5,338	719

Total liabilities	13,102	3,628
Commitments and contingencies	—	—
Minority interest	194	—

Shareholders’ equity:

Preferred stock, 18,000 shares authorized, no shares issued or outstanding at November 30, 2004 or 2003	—	—
Common stock, no par value, 100,000 shares authorized, issued and outstanding 48,721 shares at November 30, 2004 and 46,518 shares at November 30, 2003	62,063	50,638
Accumulated other comprehensive income (loss)	149	(17)
Accumulated deficit	(17,478)	(27,601)

Total shareholders’ equity	44,734	23,020

Total liabilities and shareholders’ equity	$58,030	$26,648

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	For the years ended November 30,
	2004	2003	2002
Net sales	$40,988	$30,332	$23,523
Cost of sales	11,637	7,122	6,145

Gross margin	29,351	23,210	17,378

Operating expenses:
Research and development	4,353	3,272	2,423
Selling and marketing	18,357	15,548	13,124
General and administrative	3,383	2,062	1,821
Amortization of intangible assets	334	—	—

Total operating expenses	26,427	20,882	17,368

Income from operations	2,924	2,328	10

Other income (expense):
Interest income	339	366	361
Interest expense	(255)	(15)	(10)
Foreign currency loss	(56)	—	—
Other, net	(1)	—	(50)

Total other income	27	351	301

Income before income taxes and minority interest	2,951	2,679	311
Minority interest in income of subsidiary	(37)	—	—
Income tax benefit (provision)	7,209	(227)	(1)

Net income	$10,123	$2,452	$310

Net income per common share:
Basic	$.21	$.05	$.01

Diluted	$.21	$.05	$.01

Weighted-average number of shares used in per share calculation:
Basic	47,668	46,248	46,087

Diluted	49,164	47,607	47,458

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at November 30, 2001	45,798	48,786	—	$(30,363)	$18,423	$—
Compensatory stock options granted	—	70	—	—	70	—
Common stock issuance costs	—	(26)	—	—	(26)	—
Issuance of common stock—upon exercise of stock options and warrants	373	944	—	—	944	—
Unrealized gain on marketable securities	—	—	3	—	3	3
Net income	—	—	—	310	310	310

Balance at November 30, 2002	46,171	49,774	3	(30,053)	19,724	313
Compensatory stock options granted	—	50	—	—	50	—
Issuance of common stock, net of issuance costs	—	26	—	—	26	—
Issuance of common stock—upon exercise of stock	347	757	—	—	757	—
Stock options income tax benefit	—	31	—	—	31	—
Unrealized loss on marketable securities	—	—	(20)	—	(20)	(20)
Net income	—	—	—	2,452	2,452	2,452

Balance at November 30, 2003	46,518	50,638	(17)	(27,601)	23,020	2,745
Compensatory stock options granted	—	12	—	—	12	—
Issuance of common stock, net of issuance costs	—	(22)	—	—	(22)	—
Issuance of common stock —upon exercise of stock options and warrants	1,357	2,937	—	—	2,937	—
Issuance of common stock for purchase of businesses	846	5,136	—	—	5,136	—
Stock options income tax benefit	—	3,362	—	—	3,362	—
Unrealized gain on marketable securities	—	—	17	—	17	17
Foreign currency translation adjustment, net of deferred taxes of $95	—	—	149	—	149	149
Net income	—	—	—	10,123	10,123	10,123

Balance at November 30, 2004	48,721	$62,063	$149	$(17,478)	$44,734	$13,034

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended November 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$10,123	$2,452	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiary	37	—	—
Benefit for deferred income taxes	(10,736)	—	—
Tax benefit from exercise of stock options and warrants	3,362	31	—
Depreciation	484	290	300
Amortization of intangible assets	334	—	—
Provision for (reduction in) warranty repairs	(237)	301	162
Provision for doubtful accounts	413	1,429	812
Provision for (reduction in) doubtful long-term receivables	(201)	(7)	54
Stock based compensation expense	12	50	70
Other non-cash items	73	—	—
Changes in operating assets and liabilities, excluding the effects of acquisitions in 2004:
Accounts receivable	(1,929)	(2,373)	(1,788)
Inventory	(392)	311	(572)
Installment and long-term receivables and note receivable	939	412	(308)
Other current assets	(185)	(100)	128
Other assets	(56)	(68)	(22)
Accounts payable	1,404	(733)	190
Accrued expenses and other current liabilities	376	7	67
Accrued compensation	472	226	292
Income taxes payable	(67)	44	—
Deferred revenue	(74)	(31)	40
Deferred rent	213	(12)	122

Net cash provided by (used) in operating activities	4,365	2,229	(143)

Cash flows from investing activities:
Proceeds from sale of short-term investments	4,588	2,000	500
Purchases of short-term investments	—	(2,099)	(5,001)
Purchases of property, plant and equipment	(1,392)	(510)	(228)
Proceeds from sale of fixed assets	—	—	4
Purchase of businesses, net of cash acquired	(13,750)	—	—

Net cash used in investing activities	(10,554)	(609)	(4,725)

Cash flows from financing activities:
Proceeds from issuance of debt	$7,069	$—	$—
Repayment of debt	(1,781)	(16)	(69)
Exercise of stock options and warrants	2,937	757	944
Issuance of common stock, net	(22)	26	(26)

Net cash provided by financing activities	8,203	767	849

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	For the years ended November 30,
	2004	2003	2002
Effect of exchange rate changes on cash and cash equivalents	25	—	—
Net increase (decrease) in cash and cash equivalents	2,039	2,387	(4,019)
Cash and cash equivalents at beginning of year	4,762	2,375	6,394

Cash and cash equivalents at end of year	$6,801	$4,762	$2,375

Supplemental disclosures of cash flow information:

Cash payments during the year for:
Interest	$276	$15	$10
Income taxes	$223	$150	$1
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale securities, less deferred tax effect	$17	$(20)	$3
Equipment acquired under capital lease	$44	$—	$—
Supplemental non-cash disclosure of purchase of businesses:
Cash and cash equivalents	$127	$—	$—
Accounts receivable, net	598	—	—
Inventory	1,092	—	—
Other current assets	64	—	—
Property, plant and equipment	3,517	—	—
Goodwill	11,055	—	—
Intangible assets	4,721	—	—
Accounts payable	(582)	—	—
Accrued expenses and other current liabilities	(50)	—	—
Accrued compensation	(116)	—	—
Income taxes payable	(60)	—	—
Provision for warranty repairs	(12)	—	—
Long-term debt, including current portion	(386)	—	—
Minority interest	(149)	—	—

Total purchase price	19,819	—	—
Less cash paid	(13,877)	—	—
Less deferred acquisition payments	(806)	—	—

Common stock issued	$5,136	$—	$—

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies

Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is an innovator of an important medical technology called Impedance Cardiography (ICG). The Company develops, manufactures and markets noninvasive ICG diagnostic and monitoring technologies and electrocardiograph (ECG) electrode sensors. The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993.

2004 Acquisitions

On March 22, 2004, the Company completed the acquisition of substantially all of the assets and certain liabilities (the “Acquired Assets”) of the Vermed subsidiary (“Vermed”) of Vermont Medical, Inc. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. On June 2, 2004, the Company completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”). Medis develops, manufactures and sells noninvasive diagnostic and monitoring devices that use ICG technology for cardiovascular diagnostics sold.

Principles of Consolidation

The consolidated financial statements include the accounts of CardioDynamics International Corporation and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivables, inventory and long-term receivables, valuation allowance of deferred tax assets, the ability to estimate warranty obligations, provisions for returns and allowances and the determination of whether collection of revenue arrangements is probable or reasonably assured.

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

The Company also sells products under long-term financing arrangements and recognizes the present value of the minimum payments, based on the interest rate implicit in the financing agreement, as revenue at the time of sale. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. Revenue for separately priced extended warranty contracts is recognized evenly over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is reduced for any discounts given to the buyer.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, other current assets, long-term receivables, accounts payable, accrued expenses and other current liabilities and accrued compensation, are reasonable estimates of their fair value because of the short-term nature of these financial instruments. The fair value of each below-market, long-term receivable was estimated by discounting the future cash flows based on the interest rate implicit in the financing agreement. Long-term receivable financing arrangements entered into after fiscal 2000 include a market rate of interest and the carrying value approximates fair value. Long-term debt, which is based on borrowing rates currently available to the Company for loans with similar terms and maturities, is reported at its carrying value, which the Company believes approximates the fair value.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of purchase. These investments generally consist of money market funds and commercial paper and are stated at cost, which approximates fair market value.

Accounts Receivable

The Company provides allowances against trade receivables for estimated losses resulting from our customers’ inability to pay. The adequacy of this allowance is determined by regularly reviewing the accounts receivable aging and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required. Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to product sales. We analyze the rate of historical returns when evaluating the adequacy for product returns which is recorded as a reduction of current period revenue.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company evaluates inventory on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and demonstration inventory. Inventory includes material, labor and overhead costs.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Property, plant and equipment acquired under capital leases are recorded at the present value of future minimum lease payments. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or more frequently if an event or circumstances indicates that impairment has

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

occurred. A significant decline in our projected revenues or earnings growth or cash flows, and unanticipated competition or loss of key personnel are among the many factors that could result in an impairment charge that could have a material negative impact on our operating results. As of November 30, 2004, there were no known events or circumstances that have occurred which would indicate that impairment has occurred.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives continue to be subject to amortization, and are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of November 30, 2004, there were no known events or circumstances that have occurred which would indicate that impairment has occurred.

Warranty Cost

The Company records a provision for warranty repairs on all stand-alone BioZ systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized. The warranty provision is calculated using historical data to determine the percentage of systems that may require repairs during the warranty period and the average cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The historical data used in this model are reviewed and updated as circumstances change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

Research and Development

Research and development costs are expensed in the period incurred.

Advertising

Advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $1,198,000 in 2004, $1,019,000 in 2003 and $954,000 in 2002.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in the Company’s equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income, unrealized

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

gains and losses on short-term investments and foreign currency translation adjustments. Marketable securities generally consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about future taxable earnings indicates that it is more likely than not that the tax benefit associated with the deferred tax assets will not be realized, a valuation allowance is established.

Foreign Currency Translation

Foreign currency translation adjustments are a result of translating assets and liabilities of our foreign subsidiary from its functional currency into the reporting currency, U.S. dollars, using the period-end exchange rate. The average exchange rate of each reporting period is used to translate revenue and expenses. The cumulative translation adjustments are included in accumulated other comprehensive income (loss) reported as a separate component of shareholders’ equity.

We have a payable relating to the Medis acquisition that is denominated in a foreign currency. This payable is reported as deferred acquisition payments in the consolidated balance sheet. The carrying amount of this payable is recorded at net present value and is subject to changes in currency exchange rates and the unrealized gains or losses are included in the determination of net income in the consolidated statements of operations as foreign currency loss.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants, that are not anti-dilutive, in the weighted-average share calculation. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock.

	(In thousands)
	For the years ended November 30,
	2004	2003	2002
Weighted average common shares outstanding—basic	47,668	46,248	46,087
Effect of dilutive securities:
Stock options	1,169	1,332	1,317
Warrants	327	27	54

Dilutive potential shares	1,496	1,359	1,371

Weighted average common shares outstanding—dilutive	49,164	47,607	47,458

These potentially dilutive instruments were not included in the per share calculation for 2004, 2003 or 2002 as their effect was antidilutive.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	(In thousands)
	For the years ended November 30,
	2004	2003	2002
Stock options	1,317	1,378	1,327
Warrants	—	2,000	2,000

Total	1,317	3,378	3,327

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

The Company has implemented the disclosure provisions of SFAS No. 148. The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

At November 30, 2004, the Company had two stock-based employee compensation plans and applied APB Opinion No. 25 in accounting for the plans. Under APB Opinion No. 25, stock-based employee compensation costs are not reflected in net income when the options are granted under the plans and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. No compensation cost has been recognized in the consolidated financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant. Awards under the plan vest over periods of up to four years.

The weighted-average fair value of options granted during fiscal 2004, 2003 and 2002, was $2.97, $1.98 and $2.52, respectively, using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected volatility	68.1%	88.1%	92.6%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.3%	2.1%	3.1%
Expected life	3.7 years	3.1 years	2.5 years

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period.

	(In thousands, except per share data)

	2004	2003	2002
Net income as reported	$10,123	$2,452	$310
Add: Stock-based employee compensation expense included in net income	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,847)	(2,205)	(2,442)

Pro forma net income (loss)	$8,276	$247	$(2,132)

Earnings (loss) per common share:
As reported—basic	$.21	$.05	$.01
As reported—diluted	$.21	$.05	$.01

Pro forma—basic	$.17	$.01	$(.05)
Pro forma—diluted	$.17	$.01	$(.05)

Reclassifications

Financial presentations for certain prior years account balances have been reclassified in order to conform to current year presentation.

(2) Business Combinations

Vermed Acquisition

On March 22, 2004, the Company acquired substantially all of the assets and certain liabilities of Vermed. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. Vermed is located in Bellow Falls, Vermont. The purchase price consisted of $12 million in cash, $512,000 of estimated acquisition costs, and the issuance to Vermont Medical, Inc. of 745,733 shares of the Company’s common stock valued at $4.5 million.

The Vermed acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets has been recorded as goodwill. The Company obtained an independent valuation from a nationally recognized valuation firm to assist in the valuation of the acquired assets. The recognition of goodwill is based on a number of contributing factors that include a long history of financial profitability, a strong reputation for providing top-quality electrodes and Vermed’s market position as a leading independent supplier of disposable electrodes and related supplies used in electrocardiogram and other diagnostic procedures. The primary reasons for the acquisition were to enhance the intellectual property of CardioDynamics’ ICG sensor technology, reduce the cost of its ICG sensors, increase the recurring sensor revenue mix of its business, and improve predictability of operating results.

The acquisition was funded, in part, by a $7 million 48-month term loan with Comerica Bank. The term loan has a maturity date of March 22, 2008 and requires monthly principal and interest payments at a rate of one half

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

percent above the bank’s monthly prime rate and is subject to adjustment on a monthly basis. In addition, the Company modified its secured revolving credit line with Comerica Bank to increase the amount available under the line from $4 million to $5 million. The revolving credit line has a maturity date of September 14, 2005 and there are no outstanding borrowings under the Company’s revolving credit line as of November 30, 2004. The revolving credit line bears interest at a rate of one half percent above the bank’s monthly prime rate and is subject to adjustment on a monthly basis. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge on all of the Company’s assets.

The results of Vermed’s operations have been included in the accompanying consolidated financial statements from the date of acquisition. The final cost of the acquisition is as follows (In thousands):

Cash paid for net assets and acquisition costs	$12,512
Issuance of common stock	4,500

Total purchase price	$17,012

The allocation of the purchase price is as follows:

Accounts receivable, net	$468
Inventory	1,065
Property, plant and equipment	2,551
Goodwill	9,500
Identifiable intangible assets	4,000
Accounts payable	(572)

Total purchase price	$17,012

Identifiable intangible assets acquired consist of the following (In thousands):

		Estimated Life (years)
Customer lists	$2,900	10
OEM relationships	900	10
Proprietary gel formulas	100	15
Trademark and trade name	100	Indefinite

	$4,000

The following pro forma consolidated information is presented as if the March 2004 acquisition of Vermed occurred on December 1, 2003 and 2002, respectively. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for years ended November 30 are as follows (In thousands):

	2004	2003
Net sales	$43,559	$38,979
Net income	10,307	2,690
Earnings per share:
Basic	$0.22	$.06
Diluted	$0.21	$.06

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Medis Acquisition

On June 2, 2004, the Company acquired 80% of all outstanding shares of Medis, a privately held European cardiology and vascular device company. Medis is located in Ilmenau, Germany and develops, manufactures and sells ICG and venous blood flow products. Medis operates as a majority-owned subsidiary of CardioDynamics and Dr. Olaf Solbrig, co-founder of Medis, continues as Managing Director. Dr. Solbrig and his partner retain a 20% minority interest in Medis. The purchase price consisted of Euros 800,000 ($985,000) in cash at the date of acquisition, Euros 760,000 (at present value of $806,000 using a 5% discount rate) to be paid over five years in equal installments, the issuance of 100,000 shares of the Company’s common stock valued at $636,000 and $380,000 of estimated acquisition costs. The Company funded the cash portion of the transaction with available cash. The financial results of Medis are included in our consolidated financial statements from the date of acquisition. The acquisition was not considered material to the overall consolidated financial statements, or pro forma financial statements.

The Medis acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets has been recorded as goodwill. The Company has engaged an independent nationally recognized firm to assist in the valuation of amortizable intangible assets acquired and is in the process of finalizing the valuation of these intangible assets and expects to complete the final purchase price allocation in the second quarter 2005.

The total estimated cost of the acquisition is as follows (In thousands):

Cash paid for net assets and estimated acquisition costs	$1,365
Issuance of common stock	636
Deferred acquisition payment to be paid over five years	806

Total purchase price	$2,807

The preliminary allocation of the purchase price is as follows:

Total current assets	$348
Property, plant and equipment	966
Goodwill	1,555
Identifiable intangible assets (useful life of 4 to 7 years)	721
Total current liabilities	(248)
Total long-term liabilities	(386)
Minority interest	(149)

Total purchase price	$2,807

(3) Segment and Geographic Information

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Description of Product and Services

Based on evaluation of the Company’s financial information reviewed by the chief operating decision maker, we have determined that we operate our businesses principally through two operating segments: Impedance Cardiography (“ICG”) and Electrocardiography (“ECG”).

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

The ECG segment designs, manufactures and sells electrocardiogram electrodes and related supplies through our Vermed subsidiary acquired on March 22, 2004. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker consists of the Company’s CEO and senior management team, who allocate resources and evaluate performance of segments based on several measurements including: net sales, gross margin, income before provision for income taxes and minority interest and total assets. Accordingly, we have not disclosed other items such as depreciation, amortization and capital expenditures by segment, since this information is not used by our chief operating decision maker to assess the operating performance of individual segments.

Factors Used to Identify Reportable Segments

Operating segments were determined to be reportable segments based on similar economic characteristics of business activities and the common nature of products and customers.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Segment Profit and Assets

Segment information for the Company’s reporting segments for years ended November 30 is as follows. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature (In thousands):

	For the years ended November 30,
	2004	2003	2002
Net external sales:
ICG	$34,260	$30,332	$23,523
ECG	6,728	—	—

Consolidated net external sales	40,988	30,332	23,523

Gross margin:
ICG	26,665	23,210	17,378
ECG	2,686	—	—

Consolidated gross margin	29,351	23,210	17,378

Gross margin as a percentage of sales:
ICG	77.8%	76.5%	73.9%
ECG	39.9%	—	—
Consolidated gross margin as a percentage of sales	71.6%	76.5%	73.9%

Income before income taxes and minority interest:
ICG	3,404	3,374	637
ECG	1,271	—	—

Income before income taxes and minority interest of reportable segments	4,675	3,374	637

Corporate unallocated	(1,724)	(695)	(326)

Consolidated income before income taxes and minority interest	$2,951	$2,679	$311

	2004	2003
Total assets:
ICG	$28,470	$26,648
ECG	19,266	—

Total assets of reportable segments	47,736	26,648
Corporate unallocated	10,294	—

Consolidated total assets	$58,030	$26,648

Goodwill included above for the ICG segment and ECG segment is $1,686,000 and $9,500,000, respectively.

Significant Customers

For the years ended November 30, 2004, 2003 and 2002, the Company had no individual customer or distributor that accounted for 10% or more of total annual net sales.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Geographic Information

Net sales for domestic and international for the years ended November 30 were as follows (In thousands):

	2004	2003	2002
United States	$37,868	$28,773	$22,342
International (1)	3,120	1,559	1,181

Total consolidated net sales	$40,988	$30,332	$23,523

Net long-lived assets by geographic area at November 30 were as follows (In thousands):

	2004	2003	2002
United States	$17,432	$634	$414
Europe	3,427	—	—

Net long-lived assets (2)	$20,859	$634	$414

(1)	Sales to customers attributed to geographical areas other than the United States are not material for purposes of separate disclosure.
(2)	Net long-lived assets includes property, plant and equipment, goodwill and intangible assets.

(4) Short-term Investments, available for sale

A summary of the Company’s investment securities, all of which are classified as available for sale is as follows. Realized gains and losses are included in other income (expense), net. The cost of investments is based on the specific identification method. The determination of estimated fair value is based upon quoted market prices. As of November 30, 2004, we had no short-term investments, available for sale.

(In thousands):

November 30, 2003	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations	$2,002	$—	$(17)	$1,985
Certificates of deposits	2,598	—	—	2,598

Total short-term investments	$4,600	$—	$(17)	$4,583

(5) Inventory

Inventory consists of the following at November 30 (In thousands):

	2004	2003
Electronic components and subassemblies	$2,182	$1,504
Finished goods	1,705	1,032
Demonstration units	1,369	1,390
Less provision for obsolete inventory	(350)	(417)
Less provision for demonstration inventory	(259)	(346)

Inventory, net	$4,647	$3,163

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(6) Property, Plant and Equipment

Property, plant and equipment at November 30 consists of the following (In thousands):

	Estimated Useful Life (In years)	2004	2003
Land	—	$192	$—
Buildings and improvements	5-35	2,514	117
Computer software and equipment	3-5	1,546	1,179
Manufacturing, lab equipment and fixtures	3-20	2,162	299
Office furniture and equipment	3-8	351	230
Sales equipment and exhibit booth	3-5	73	48
Auto	5	21	—

		6,859	1,873
Accumulated depreciation and amortization		(1,736)	(1,239)

Property, plant and equipment, net		$5,123	$634

(7) Long-Term Receivables and Note Receivable

In fiscal 2000, the Company offered its customers no-interest financing with maturities ranging from 24 to 60 months. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement. Interest income is deferred and recognized on a monthly basis over the term of the contract. In fiscal 2001, the Company established a similar program through a third party financing company to replace the internal equipment-financing program. Under certain circumstances, the Company continues to provide in-house financing to its customers, although the contracts now include market rate interest provisions. The long-term receivables resulting from internal financing are collateralized by the individual systems.

Long-term receivables and note receivable consists of the following at November 30 (In thousands):

	2004	2003
Long-term receivables, net of deferred interest	$2,748	$3,089
Secured note receivable	—	394
Less allowance for doubtful long-term receivables	(359)	(560)

	2,389	2,923
Less current portion of long-term receivables	(1,141)	(1,142)

Long-term receivables and note receivable, net	$1,248	$1,781

(8) Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Identifiable intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated amortization expense for the years ending November 30, 2005, 2006, 2007, 2008 and 2009 is $542,000, $542,000, $542,000, $541,000 and $540,000, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company recorded $11,055,000 of goodwill at acquisition date related to the Vermed and Medis acquisitions and identifiable intangible assets which consists of the following at November 30 (In thousands):

		2004			2003
	Estimated Life (in years)	Estimated Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(201)	$2,699	$—	$—	$—
OEM Relationships	10	900	(62)	838	—	—	—
Proprietary gel Formulas	15	100	(5)	95	—	—	—
Trademark and trade name	Indefinite	100	—	100	—	—	—
Developed technology	4 – 7	781	(68)	713	—	—	—
Patents	5	108	(3)	105	90	—	90

		$4,889	$(339)	$4,550	$90	$—	$90

(9) Guarantees

Product Warranties

The Company warrants that their stand-alone BioZ System shall be free from defects for a period of 60 months from the date of shipment on each new system sold in the United States and for 12 months on systems sold internationally (including Medis) and on refurbished or demonstration systems. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the external printer, and inflatable blood pressure cuffs that are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

The warranty provision is calculated using historical data to estimate the percentage of systems that will require repairs during the warranty period and the average cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The estimates used in this model are reviewed and updated as actual warranty expenditures change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. During 2004, adjustments were made to reduce our warranty provision by 58% based on improved repair frequency data and estimated warranty repair cost savings based on actual repair cost.

The following table summarizes information related to our warranty provision at November 30 (In thousands):

	2004	2003
Beginning balance	$634	$333
Provision for warranties issued during the period, net of adjustments and expirations	(78)	693
Warranty expenditures incurred during the period	(147)	(392)

Ending balance	$409	$634

(10) Financing Agreements

In connection with the acquisition of Vermed on March 22, 2004, we modified our revolving credit line with Comerica Bank to increase the amount available under the line to $5 million. In addition, we borrowed $7 million on a new term loan to provide a portion of the cash consideration paid to Vermont Medical, Inc. Under the terms of the revolving credit line, we are required to maintain certain tangible net worth, liabilities to tangible

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. As of November 30, 2004, we are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. During fiscal 2004 and 2003 and at November 30, 2004 and 2003 there were no outstanding borrowings under the revolving credit line. The revolving credit line was extended in August 2004 to a maturity date of September 14, 2005 and the term loan has a maturity date of March 22, 2008.

The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. Additionally, there is an unused commitment fee of one half percent of the difference between the available revolving credit line and the average daily revolving credit balance, reduced by one-quarter percent based on a stated level of cash on deposit with the bank. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. Additionally, with the acquisition of Medis on June 2, 2004, we issued letters of credit for $1,009,000 (760,000 Euros) to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The credit available under our revolving credit line is reduced by $1.1 million to cover these letters of credit.

With the acquisition of Medis in June 2004, we assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank which total 315,000 Euros ($386,000). Under the terms of the loan agreement, the loans are secured by a pledge of the building valued at 760,000 Euros ($1,009,000) as of November 30, 2004. One of the loans bears interest at a fixed rate of 5.5% through July 2006 and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 5.9% through July 2011 and then the bank has the right to adjust the rate. Both loans mature in August 2021.

(11) Long-term Debt

Long-term debt consists of the following at November 30 (In thousands):

	2004	2003
Secured bank loan payable to Comerica Bank at 5.5% (matures March 2008)	$5,233	$—
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.5% and 5.9% (mature August 2021)	412	—
Capital leases	85	24

	5,730	24
Less current portion	(1,785)	(7)

	$3,945	$17

Maturities of the long-term debt at November 30, 2004 are as follows (In thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest On Minimum Lease Payment Under Capital Leases	Net Long- Term Debt
2005	$1,791	$(6)	$1,785
2006	1,791	(4)	1,787
2007	1,766	(2)	1,764
2008	33	(1)	32
2009	34	(1)	33
Thereafter	329	—	329

Total	$5,744	$(14)	$5,730

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Capital Leases

The Company leases certain equipment under capital leases where the lessors retain a security interest in the equipment until the capital lease obligation is concluded. Capital leases included in property, plant and equipment are as follows at November 30 (In thousands):

	2004	2003
Office furniture and equipment	$74	$29
Less accumulated amortization	(16)	(11)

	$58	$18

(12) Shareholders’ Equity

During 2003, the Company assisted the Allen E. Paulson Living Trust in the placement of 500,000 shares of Company’s common stock. The Company received fees in the amount of $10,000 for their assistance that were completely offset by expenses incurred on behalf of the Trust.

On August 25, 1999, the Company issued 2,000,000 common stock warrants to GEMS-IT. One million of the warrants were granted to GEMS-IT to obtain access to their technology. The remaining 1,000,000 performance based warrants vested during November 2000, as a result of GEMS-IT meeting their minimum sales objectives. This resulted in a non-cash charge included in sales and marketing expense in fiscal 1999 of $3,382,000 based on the fair market value of the warrants. Each warrant represents the right to purchase one share of the Company’s stock at an exercise price of $4.10, until the expiration date of August 25, 2004. Just prior to the expiration date, in accordance with their original terms, these warrants were exercised in a cashless net exercise transaction whereby the Company issued 340,753 shares of common stock equivalent to the “in the money” value of the warrants at the exercise date.

In August, 2004, 350,000 premium priced warrants that had been granted to as institutional investor in August, 1999, as part of an equity financing, were exercised at $3.54 per share.

(13) Stock Options

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan), which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan.

The 2004 Plan authorizes awards of the following types of equity-based compensation: incentive stock options (ISO), nonqualified stock options (NSO), stock appreciation rights, stock units and restricted stock. The total number of shares reserved and available under the 2004 Plan is 2,000,000 plus any shares remaining available for grant under the 1995 Plan on the effective date, including shares subject to outstanding options that are subsequently forfeited or terminate for any other reason before being exercised.

The exercise price of an ISO shall not be less than 100% of the fair market value of a share on the date of grant, and the exercise price of an NSO shall not be less 85% of the fair market value of a share on the date of grant. The Compensation Committee, at its sole discretion, shall determine the option exercise price. Under the Option Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.

The 2004 Plan provides for annual grants to each outside director who was not an employee of the Company within the preceding two years. Each director who will continue to serve on the Company’s Board of Director’s

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

shall receive a nonstatutory option to purchase 12,000 shares on the first business day following the conclusion of each regular annual meeting. The options expire the earlier of ten years or twelve months after the director’s service is terminated for any reason. In addition to the annual grant, each outside director is given the choice of receiving cash compensation or stock options in exchange for their services on the board. In July 2003, the Company’s Board of Directors granted 10,000 options to a new board member. During fiscal 2004, 2003 and 2002, 102,000, 82,000, and 122,000 options, respectively, were granted to the Board of Directors at fair market value on the date of grant.

The Option Plans also provided for grants of options and issuances of stock in exchange for professional services or incentives. During fiscal years 2004, 2003 and 2002, options of 665, 17,510 and 23,802, respectively, were granted in exchange for services or as an incentive resulting in expense in the amount of $2,000, $17,000 and $75,000 respectively. The compensation expense is calculated using the Black-Scholes option pricing model and recorded during the period the services were provided or, in the case of options granted for services already provided, the period when the option was granted. At November 30, 2004, there were 2,037,670 shares available for grant under the Option Plan. Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Options outstanding at November 30, 2001	2,816,416	$3.55
Granted	894,805	4.50
Exercised	(230,628)	2.31
Forfeited	(264,649)	4.66
Expired	(55,837)	4.68

Options outstanding at November 30, 2002	3,160,107	3.79

Granted	1,056,469	3.50
Exercised	(229,509)	2.40
Forfeited	(157,618)	3.91
Expired	(81,441)	4.12

Options outstanding at November 30, 2003	3,748,008	3.78

Granted	1,223,315	5.67
Exercised	(509,343)	2.83
Forfeited	(152,361)	3.94
Expired	(157,286)	4.66

Options outstanding at November 30, 2004	4,152,333	$4.39

At November 30, 2004 the weighted-average exercise price and weighted-average remaining contractual life of outstanding options under the 2004 Plan was $4.39 and 6.8 years. At November 30, 2004, 2003 and 2002, the number of options exercisable was 2,661,653, 2,385,456 and 2,003,638 respectively, and the weighted-average exercise prices of those options were $4.00, $3.77 and $3.41, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth information regarding options outstanding under the Option Plans at November 30, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 0.00 – 1.18	25,000	1.4	$1.00	25,000	$1.00
1.19 – 2.37	545,996	3.8	1.90	545,996	1.91
2.38 – 3.56	1,042,637	6.6	3.09	723,561	3.10
3.57 – 4.75	715,546	7.7	4.19	470,152	4.15
4.76 – 5.94	671,614	7.2	5.46	400,440	5.36
5.95 – 7.12	1,082,022	7.7	6.19	427,049	6.25
7.13 – 8.31	63,518	5.3	7.99	63,455	7.99
8.32 – 9.50	5,000	5.3	8.77	5,000	8.77
11.88	1,000	5.3	11.88	1,000	11.88

	4,152,333	6.8	$4.39	2,661,653	$4.00

As part of an employment agreement with the Company’s then chief executive officer, Richard Otto, 250,000 non-transferable stock options were granted in June 1995 (outside the Option Plans) to Mr. Otto at an exercise price of $0.50 per share. The options vest if the quoted market price of the Company’s common stock attains specified levels. During fiscal 2000, 100,000 of these options vested and were exercised. At November 30, 2004, of the remaining 150,000 options, none were vested. The options expire June 15, 2005.

On March 23, 1998, the Company entered into an employment agreement with Michael K. Perry, who succeeded Mr. Otto as chief executive officer. Under the terms of the agreement, Mr. Perry was granted 1,295,000 non-transferable stock options (outside the Option Plans) at the grant date fair market value exercise price of $1.625 per share. The options vest over a four-year period, which commenced on October 16, 1998. During fiscal 2004, 2003 and 2002, Mr. Perry exercised 157,000, 108,000 and 50,000 options, respectively. At November 30, 2004, 613,000 of the options are outstanding and exercisable. The options expire on October 15, 2008.

(14) Income Taxes

Income tax benefit (provision) in the accompanying consolidated statements of operations is comprised of the following for the years ended November 30 (In thousands):

	2004	2003	2002
Current:
Federal	$(106)	$—	$—
State	(60)	(227)	(1)
Foreign	(47)	—	—

Total current	(213)	(227)	(1)
Deferred:
Federal	6,696	—	—
State	726	—	—
Foreign	—	—	—

Total deferred	7,422	—	—

Total benefit	$7,209	$(227)	$(1)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended November 30 (In thousands):

	2004	2003	2002
Computed “expected” tax provision	$(1,003)	$(904)	$(105)
State and local taxes, net of federal benefit	798	(167)	(1)
Change in federal valuation allowance	8,279	902	1,554
Adjustment for prior year and expiring net operating losses	(40)	—	(1,397)
Deferred compensation	(752)	—	—
Other	(73)	(58)	(52)

Benefit (provision) for income taxes	$7,209	$(227)	$(1)

During fiscal 2004, the Company reduced its valuation allowance by $13,801,000, of this $2,590,000 related to the tax effects of stock compensation plans and was credited to paid-in-capital as it related to deferred tax assets associated with warrants issued in 1999 and exercised in 2004. The tax benefit associated with the Company’s stock option plan was $772,000 in 2004, which was also recorded as a credit to additional paid in capital. At November 30, 2004 the Company had federal net operating loss carryforwards of approximately $23,300,000, which begin to expire in 2011.

The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, the Company may lose some or all of the tax benefits of these carry forwards. During fiscal 2004, the Company performed a §382 study and determined that the extent of such limitations for prior years had no effect on the availability of the current net operating losses.

At November 30, 2004, the Company had California net operating loss carryforwards of approximately $9,600,000 that begin to expire in fiscal 2005.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30 are as follows (In thousands):

	2004	2003
Current deferred tax assets:
Allowance for doubtful accounts and returns	$1,061	$1,052
Inventory	273	371
Deferred compensation	56	1,676
Accrued expenses	589	573
Deferred revenue	136	177
Other	26	—

Net current deferred tax assets	2,141	3,849
Current deferred tax liability:
Foreign currency translation gain	(95)	—

Net current deferred tax liability	(95)	—

Subtotal deferred tax assets, current portion	2,046	3,849

Long-term deferred tax assets:
Net operating loss carryforwards	8,691	9,891
Other	128	61

Net long-term deferred tax assets	8,819	9,952

Long-term deferred tax liability:
Intangible assets	(224)	—

Net long-term deferred tax liability	(224)	—

Subtotal deferred tax assets, long-term	8,595	9,952

Total deferred tax assets	10,641	13,801
Valuation allowance	—	(13,801)

Net deferred tax assets	$10,641	$—

In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109 “Accounting for Income Taxes,” which requires that deferred income tax assets be reduced by a valuation allowance, if based on considering all relevant positive and negative evidence, it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the loss carry forwards. In order to realize the benefit associated with net operating losses (NOL), the Company must earn cumulative taxable income of at least $23,300,000 prior to the expiration of those NOL. These NOL will begin to expire in 2011 and will fully expire by 2023. The Company has reportable taxable income (loss) before NOL carryforwards of $772,000, $2,748,000 and ($248,000) for the years ended November 30, 2004, 2003, and 2002, respectively. Management projects that future taxable income and the reversal of existing temporary differences will be sufficient to realize 100% of its deferred tax assets and therefore has concluded that it is more likely than not that the Company will be able to utilize all of its deferred tax assets as of November 30, 2004. Accordingly, in 2004 the Company reduced the valuation allowance to zero as of November 30, 2004.

(15) Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit at November 30, 2004 of $1,009,000 (Euros 760,000), which expire on June 3, 2009, to support deferred acquisition payments associated with the Medis acquisition to be paid

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

over five years annually from 2005 to 2009. The deferred acquisition payments are reported in the current and long-term liabilities in the consolidated balance sheet as of November 30, 2004.

Operating Leases

In June 2004, the Company amended the operating lease for the existing 18,000 square-foot facility in San Diego, California to extend the terms of the lease from July 31, 2007 to December 31, 2007. The amended lease terms provide for additional expansion space of approximately 15,000 square-feet effective November 1, 2004, and includes a tenant improvement allowance of $225,000 for the construction of building improvements.

The lease payments on the original space are $22,000 per month. The lease payments on the expansion space commenced on November 1, 2004 at $6,000 per month and increase to $13,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total additional lease commitments on the amended lease through December 31, 2007 are approximately $532,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $323,000 as of November 30, 2004 and is recorded as deferred rent on the accompanying consolidated balance sheets.

Rent expense, including triple net building lease, under operating leases was $373,000, $326,000 and $273,000 for the years ended November 30, 2004, 2003 and 2002, respectively. Future minimum lease payments for operating leases as of November 30, 2004 are as follows (In thousands):

Years ending November 30,	Lease Commitments
2005	$352
2006	432
2007	444
2008	62
2009	22
Thereafter	—

$1,312

Assets Pledged on Bank Revolving Credit Line and Term Loan

In March 2004, the revolving line of credit was modified to increase the amount available to $5 million and the Company borrowed $7 million on a term loan in connection with the Vermed acquisition. The Company has pledged all assets as collateral and security in connection with the bank term loan and revolving credit line agreement.

Contingent Obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay a German government for public grant subsidies of $413,000 (310,800 Euros, which represents the Company’s 80% share) if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

The grant subsidies were used to assist with the construction of the building now occupied and used for Medis’ business operations. The following conditions must be maintained:

•	Number of employees must be retained at a minimum level.

•	Medis must manufacture at least 50% of it sales volume in medical or comparable devices.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements—(Continued)

•	The Medis business is not allowed to be discontinued or transferred to another owner without transferring the aforementioned conditions and contingent liability associated with the government grant provisions.

(16) Employee Benefit Plan

In 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986. Employees who are at least 21 years of age are eligible to participate in the plan at the first calendar quarterly entry date after 90 days of service. The Company may make discretionary contributions to the plan. Employer matching contributions were $207,000, $161,000 and $68,000 for the fiscal years ended November 30, 2004, 2003 and 2002, respectively.

(17) Related Party Transactions

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc. (Rivertek), of which the Chief Technology Officer of the Company is a 100% beneficial owner. The Company paid $259,000, $269,000 and $288,000 for Rivertek’s services in fiscal 2004, 2003 and 2002, respectively. Amounts payable to Rivertek at November 30, 2004, 2003 and 2002 were $145,000, $77,000 and $44,000, respectively.

(18) Supplementary Financial Data

The following table presents selected unaudited financial results for each of the eight quarters in the two-year period ended November 30, 2004. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented (In thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Year Ended November 30, 2004
Net sales	$8,015	$10,270	$11,075	$11,628
Gross margin	6,160	7,390	7,600	8,201
Income from operations	737	1,032	1,059	96
Net income	761	958	992	7,412
Net income per share—basic and diluted	.02	.02	.02	.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended November 30, 2003
Net sales	$6,385	$7,285	$7,808	$8,854
Gross margin	4,753	5,613	6,040	6,804
Income from operations	37	480	795	1,016
Net income	116	518	833	985
Net income per share—basic and diluted	.00	.01	.02	.02

(1)	Fourth quarter 2004 income from operations is lower due to increased development costs of the BioZ Dx, expenses related to the expansion of our sales and clinical personnel, additional provision for doubtful accounts and compliance costs associated with Section 404 of the Sarbanes-Oxley Act. Net income was impacted by an income tax benefit of $7.4 million due to the elimination of the valuation allowance on our deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company expects to conclude its testing and evaluation of internal controls over financial reporting and management’s assessment of such controls prior to filing its amended annual report on Form 10-K/A within the 45-day period provided by the exemptive order issued by the SEC on November 30, 2004. The Form 10-K/A will include a management report and auditor report on the Company’s internal control over financial reporting.

As a part of the annual audit of our consolidated financial statements for the year ended November 30, 2004, a control deficiency was identified regarding the preparation and review of our tax provision. The control deficiency related to our review of the tax provision prepared by an independent third party tax firm that we retained in 2004 to assist in the preparation of our income tax provision under SFAS No. 109, “Accounting for Income Taxes”. Specifically, the Company’s review control failed to identify errors in certain tax calculations related to our tax contingency accrual and tax benefit resulting from the exercise of warrants in the fourth quarter of 2004 that were originally granted to GE Medical Systems in 1999. The control deficiency is considered to be a material weakness under the rules specified by the Public Company Accounting Oversight Board Auditing Standard No. 2. As a result an adjustment was required to increase the income tax benefit from $6,222,000 to $7,209,000, resulting in a $987,000 increase in net income for the fourth quarter of fiscal 2004. The adjustment was recorded in the accompanying financial statements and did not impact the company’s revenue, cash flow, or pre-tax income.

Based on our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, because of the matter discussed above, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2004. However, the Company believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

We continue to review, revise and improve the effectiveness of our internal controls including strengthening our income tax provision review control procedure noted above. We have made no significant changes in the Company’s internal controls over financial reporting in connection with our fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers as of January 15, 2005 are as follows:

Name	Age	Position(s)
James C. Gilstrap	68	Chairman of the Board of Directors
Michael K. Perry	44	Chief Executive Officer and Director
Rhonda F. Rhyne	44	President
Steve P. Loomis	44	Chief Financial Officer
Russell H. Bergen	57	Vice President of Operations
Patrick W. Bradley, Ph.D.	51	Vice President of Business Development
Dennis G. Hepp	55	Chief Technology Officer
Richard E. Trayler	54	Vice President of International Operations
Connie R. Curran, Ed.D., RN	57	Director
Peter C. Farrell, Ph.D.	62	Director
Ronald A. Matricaria	62	Director
Richard O. Martin, Ph.D.	64	Director
Ronald L. Merriman.	60	Director

James C. Gilstrap, age 68, has served as the chairman or co-chairman of our board of directors since May 1995. Mr. Gilstrap is retired from Jefferies & Company, where he served as senior executive vice president, partner, board member, and a member of the executive committee. Mr. Gilstrap is past president of the Dallas Securities Dealers, as well as a past member of the board of governors of the National Association of Securities Dealers, Inc.

Michael K. Perry, See description under “Executive Officers” in Part I of this Form 10-K.

Rhonda F. Rhyne, See description under “Executive Officers” in Part I of this Form 10-K.

Steve P. Loomis, See description under “Executive Officers” in Part I of this Form 10-K.

Russell H. Bergen, See description under “Executive Officers” in Part I of this Form 10-K.

Patrick W. Bradley, Ph.D., See description under “Executive Officers” in Part I of this Form 10-K.

Dennis G. Hepp, See description under “Executive Officers” in Part I of this Form 10-K.

Richard E. Trayler, See description under “Executive Officers” in Part I of this Form 10-K

Connie R. Curran, RN, Ed.D., age 57, has served on our board of directors since February 2000. Dr. Curran is the Executive Director of C-Change, a collaboration to conquer cancer, in Washington, D.C. Dr. Curran was president and chief executive officer of CurranCare, LLC from 1995 to 2000. She has held a variety of executive positions in academia and multi-system healthcare operations and serves as vice president of the American Hospital Association, as national director of patient care for APM, Inc. and as Dean at the Medical College of Wisconsin. Dr. Curran serves on the boards of IDX, DeVry, The National Student Nurses Association and Silver Cross Hospital. Dr. Curran holds a master’s degree in medical-surgical nursing from De Paul University, a doctorate in educational psychology from Northern Illinois University and is also a graduate of the Harvard Business School program for company owners and presidents.

Peter C. Farrell, Ph.D., age 62, has served on our board of directors since May 2002. Dr. Farrell has been chairman and a director of ResMed, Inc. since its inception in 1989 and chief executive officer since 1990. From 1984 to 1989, Dr. Farrell served as vice president, research and development at various subsidiaries of Baxter International, Inc. (Baxter) and including managing director of the Baxter Center for Medical Research Pty Ltd. From 1978 to 1989, he was foundation director of the Center for Biomedical Engineering at the University of New South Wales where he currently serves as a visiting professor. He holds a bachelor’s degree in chemical engineering with honors from the University of Sydney, a master’s degree in chemical engineering from the Massachusetts Institute of Technology, a Ph.D. in chemical engineering and bioengineering from the University of Washington, Seattle and a D.Sc. from the University of New South Wales. In 2000, he was named vice chairman of the executive council of the Harvard Medical School division of sleep medicine.

Ronald A. Matricaria, age 62, has served on our board of directors since May 2002. From 1993 to 1999, Mr. Matricaria served as president and chief executive officer of St. Jude Medical, Inc. and served as chairman of the board of directors from his election in 1995 until his retirement in December 2002. Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc. His last position was executive vice president of the Pharmaceutical Division of Eli Lilly and Company and president of its North American operations. Mr. Matricaria serves on the boards of Cyberonics, Invitrogen and Vistacare, Inc. and is an advisor or board member to several medically related privately owned companies and a private equity healthcare fund. Mr. Matricaria is also chairman of the board of directors of Haemonetics, Inc. Mr. Matricaria holds a bachelor’s degree in pharmacy from Massachusetts College of Pharmacy and was awarded an honorary doctor of science degree in pharmacy in recognition of his contributions to the practice of pharmacy.

Richard O. Martin, Ph.D., age 64, has served as a director since July 1997. From 1998 until 2001, Dr. Martin served as president of Medtronic Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors. Prior to its acquisition by Medtronic in 1998, Dr. Martin was chairman and chief executive officer of Physio-Control Corporation. Prior to that, he was vice president of cardiovascular business development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the boards of directors of EsophyX Inc., Cardiac Dimensions, Inc., Encore Medical Corp. and Inovise Medical Inc. Dr. Martin earned a bachelor’s degree in electrical engineering from Christian Brothers College, a master’s degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.

Ronald L. Merriman, age 60, has been a director and our audit committee chairman since July 2003. He is managing partner of Merriman Partners, a consulting and investment firm. Mr. Merriman previously served as managing director of the international law firm, O’Melveny & Meyers LLP, where he was a member of the management committee. Previously, Mr. Merriman served as executive vice president for Carlson Wagonlit Travel and as executive vice president for Ambassadors International. Mr. Merriman retired in 1997 after 30 years with the Big Four global accounting firm of KPMG LLP where he was vice chairman and senior partner in charge of KPMG’s healthcare and life science sector. Mr. Merriman also serves on the board of directors of a privately held company and a not-for-profit hospital organization. Mr. Merriman is a certified public accountant and earned a bachelor’s degree in accountancy from Northern Illinois University.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that each person who, at any time during the fiscal year ended November 30, 2004, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11. EXECUTIVE	COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 2004, 2003 and 2002 of those persons who were, at November 30, 2004 (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of CardioDynamics whose aggregate direct remuneration from the Company during the fiscal year ended November 30, 2004 exceeded $100,000 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation Awards
Securities Underlying Options/ SARs (#)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)
Michael K. Perry Chief Executive Officer	2004 2003 2002	262,237 239,400 229,775	103,575 123,575 47,850	-0- -0- -0-	60,000 60,600 30,000
Rhonda F. Rhyne President	2004 2003 2002	218,214 211,348 209,663	62,425 85,500 31,975	-0- -0- -0-	50,000 50,000 25,000
Steve P. Loomis Chief Financial Officer	2004 2003 2002	171,130 163,393 161,519	53,925 67,750 26,100	-0- -0- -0-	40,000 40,000 20,000
Russell H. Bergen Vice President of Operations	2004 2003 2002	160,465 155,386 140,000	52,200 65,200 25,700	-0- -0- -0-	40,000 40,600 20,000
Richard E. Trayler Vice President of International Operations	2004 2003 2002	166,680 161,000 159,547	52,950 59,525 21,050	-0- -0- -0-	20,000 20,000 10,600

(1)	Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included.

The following table provides information regarding option grants during the fiscal year ended November 30, 2004 to the Named Officers in fiscal 2004. These options were granted in January of 2004 based on executive achievements in fiscal 2003. We have not granted any stock appreciation rights.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees In Fiscal Year 2004	Exercise Price Per Share ($/Sh.) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for the Option Term (3)
					5% ($)	10% ($)
Michael K. Perry	60,000	5%	$6.07	01/15/2014	$229,043	$580,441
Rhonda F. Rhyne	50,000	4%	$6.07	01/15/2014	190,870	483,701
Steve P. Loomis	40,000	3%	$6.07	01/15/2014	152,696	386,961
Russell H. Bergen	40,000	3%	$6.07	01/15/2014	152,696	386,961
Richard E. Trayler	20,000	2%	$6.07	01/15/2014	76,348	193,480

(1)	Options vest 25% after one year, and the remainder vests in 36 equal monthly installments.
(2)	All options were granted at fair market value (closing sale price for our common stock on the Nasdaq Stock Market on the date of grant).
(3)	The potential realizable value is calculated based on the ten-year term of the options at the time of grant; the assumption that the closing price for the common stock on the grant date appreciates at the indicated annual rate compounded annually for the entire term of the option; and the assumption that the option is exercised and sold on the last day of its term.

The following table provides further information regarding the Named Officers’ exercises and outstanding stock options as of November 30, 2004. No stock appreciation rights were granted or exercised.

AGGREGATED OPTION/SAR EXERCISES IN LAST

FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value (1) of Unexercised In-the-Money Options/SARs at FY- End ($) Exercisable/ Unexercisable (2)
Michael K. Perry	162,000	656,675	781,397 / 102,503	1,960,980 / 51,661
Rhonda F. Rhyne	65,000	252,190	375,482 / 85,418	642,787 / 43,051
Steve P. Loomis	25,000	80,770	92,862 / 68,335	66,811 / 34,440
Russell H. Bergen	3,000	8,490	144,565 / 68,335	248,070 / 34,440
Richard E. Trayler	24,000	96,100	97,315 / 34,585	96,679 / 17,433

(1)	Represents the difference between the closing sale price of our common stock on the Nasdaq Stock Market of $4.57 on November 30, 2004 and the exercise price of the options.
(2)	The respective Named Officers as of November 30, 2004 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to four additional years.

Employment Agreements

The Company is not party to any employment agreements.

Long-Term Incentive Plans

We do not have any long-term incentive plans (as defined in the SEC rules and regulations).

Directors’ Fees

Each non-employee director who has not been employed by us during the preceding two years receives 12,000 stock options. In addition, at their election, they also receive either $2,000 per month or an annual grant of 12,000 stock options granted at fair market value. The options vest in increments of 1,000 per month and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board. All directors are reimbursed for out-of-pocket expenses incurred in connection with their service on the Board.

During fiscal 2004, 2003 and 2002, 102,000, 82,000 and 122,000 options, respectively, were granted to the members of the Board of Directors. During fiscal 2004, the director fees were as follows:

	Cash Paid	Stock Options
James C. Gilstrap	$—	24,000
Connie R. Curran, Ed.D., RN	12,000	18,000
Peter C. Farrell, Ph. D.	24,000	12,000
Ronald A. Matricaria	24,000	12,000
Richard O. Martin, Ph. D.	—	24,000
Ronald L. Merriman	24,000	12,000

Director Independence

All of the members of our Board of Directors qualify as “independent” as defined by the rules of The NASDAQ National Market, except for Mr. Perry.

Relationships among Directors and Executive Officers

We are not aware of any family relationships among any of our directors or executive officers.

Code of Ethics

We have adopted (and filed as an exhibit of Form 10-K for the fiscal year ended November 30, 2004) a code of business conduct and ethics that applies to our principal executive officer, principal financial and accounting officer. The Code of Ethics is available on our website at www.cdic.com/ir/fr_govern.html.

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

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation of our executive officers should:

•	Encourage creation of shareholder value and achievement of strategic corporate objectives;

•	Integrate compensation with our annual and long-term corporate objectives, values and business strategies, and focus executive actions on the fulfillment of those objectives, values and strategies;

•	Provide a competitive total compensation package that enables us to attract and retain, on a long-term basis, high caliber personnel;

•	Provide a compensation opportunity that is competitive with companies in the medical device and biotechnology industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance; and

•	Align the interests of management with the long-term interests of stockholders and enhance shareholder value by providing management with longer-term incentives through equity ownership.

The Compensation Committee periodically reviews the approach to executive compensation and will make changes as competitive conditions and other circumstances warrant and will seek to ensure our compensation philosophy is consistent with our best interests.

Key Elements of Executive Compensation

The compensation of executive officers is based upon our financial performance as well as the achievement of certain business objectives, including: increased market penetration, broadening of distribution channels through strategic relationships, securing and growing recurring revenue, targeting new market opportunities, furthering ICG technology and developing ICG products for new medical applications, as well as the achievement of individual business objectives by each executive officer.

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

Bonus awards—The Compensation Committee has established an incentive bonus program providing for the payment to each executive officer of quarterly bonuses that are directly related to the group and individual achievements of executive management and our revenues and earnings. The bonus pool is established based on quarterly revenues and earnings achieved and the pool is allocated to individual executives through a weighting, half of which is based on achievement of our revenue and earnings goals and half of which is based on CEO and Compensation Committee assessment of the executive’s individual quarterly goal achievement and overall contribution to CardioDynamics.

In fiscal 2004, the target bonuses for executive officers ranged from 41% to 53% of annual base salary and were actually paid at 29% to 38% of annual base salary. Incentive award amounts for each participant are based on his or her potential impact on our operating and financial results and on market competitive pay practices. Under the incentive bonus program, incentive awards are paid based on achievement of quarterly performance goals. These performance goals include individual performance goals, which are established by the CEO at the beginning of each quarter, and annual corporate performance goals. The corporate performance goals are based on our achievement of strategic objectives as well as specific revenue and earnings growth targets for each quarter and the fiscal year.

Long-term stock-based incentive awards—Our Stock Option Plan, which was approved by our shareholders in 2004, as well as the executive bonus plan, are structured to permit awards under such plans to qualify as performance-based compensation and to maximize the tax deductibility of such awards. The Committee intends that compensation paid to management, including stock options, be exempt from the limitations on deductibility under Section 162(m) of the Internal Revenue Code. Accordingly, the Compensation Committee administers grants under our Stock Option Plan to members of management.

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

The Compensation Committee, in making its determination as to grant levels, takes into consideration: (i) the executive’s historical and expected contribution toward our objectives, (ii) prior award levels, (iii) award levels necessary to replace particular executives, (iv) the executive’s direct ownership of our shares, (v) the number of options vested and unvested and (vi) the number of options outstanding as a percentage of total shares outstanding. During fiscal 2004, a total of 1,223,315 options were granted, representing 2.5% of our outstanding shares. Of those, 276,666 were granted to our executive officers. The Stock Option Plan limits the total number of shares subject to options that may be granted to a participant during the lifetime of the plan to 800,000 shares. The Stock Option Plan contains provisions providing for forfeiture of the options in the event the option holder engages in certain intentional misconduct contrary to our interests.

Chief Executive Officer Compensation

Michael K. Perry is our Chief Executive Officer. In October 2003, the Compensation Committee set Mr. Perry’s annual base salary for 2004 at $263,000. The Compensation Committee increased Mr. Perry’s base salary from $234,000 for the prior year in recognition of his achievement of specific corporate objectives in 2003, which included: growing our revenues 29%, growing net income 691% and achieving the Company’s first full year of positive operating cash flow at $2.2 million. Additionally, he was recognized for the achievement of additional strategic collaborations and the further establishment and development of our products and markets. The Compensation Committee determined that these achievements were important to our future growth and could assist us in enhancing shareholder value. The Compensation Committee also considered Mr. Perry’s compensation relative to medical device and biotechnology industry norms as well as the average increase in annual salaries for all of our employees as a whole.

In recognition of Mr. Perry’s accomplishments in fiscal 2004, and as an incentive for future performance, the Compensation Committee in January 2005, granted Mr. Perry options under our Stock Option Plan, exercisable at the fair market value on the date of grant, to purchase 45,000 shares of our common stock. The options vest over a four-year period.

Mr. Perry is a member of the Board of Directors, but did not participate in matters involving the evaluation of his own performance or the setting of his own compensation. The foregoing report has been furnished by our Compensation Committee.

Compensation Committee:

Richard O. Martin, Ph.D.—Chairman

James C. Gilstrap

Peter C. Farrell, Ph.D.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total return (assuming reinvestment of dividends) of an investment of $100 from November 30, 1999 to November 30, 2004 for: (i) our common stock, (ii) the Russell 2000 stock index and (iii) the Medical Equipment and Appliance Industry Group index. Our common stock is included in both of these indices. The Russell 2000 is comprised of the smallest 2,000 companies in the Russell 3000 index, which contains the 3,000 largest United States companies, based on total market capitalization.

(In dollars)	1999	2000	2001	2002	2003	2004
CardioDynamics	100	148	243	136	217	152
Medical Equipment & Appliance Group	100	125	117	117	145	170
Russell 2000 Stock Index	100	98	101	89	120	140

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders

The following are the only persons known by us to own beneficially, 5% or more of the outstanding shares of our common stock as of January 15, 2005.

	Shares Beneficially Owned.
Name and Address of Beneficial Owner	Number (1)	Percentage (2)
J. Michael Paulson (3) P.O. Box 9660 Rancho Santa Fe, CA 92067	4,159,862	8.5%

Kopp Investment Advisors, LLC 4 New York Plaza New York, NY 10004	3,458,325	7.1%

Societe Generale Veritas 4 New York Plaza New York, NY 10004	2,936,076	6.0%

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).
(3)	Includes 3,776,607 shares held in the Allen E. Paulson Living Trust dated December 23, 1986 of which J. Michael Paulson is the Trustee and executor. Also includes 7,000 shares beneficially owned by the Trust, by virtue of its right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 376,255 shares held by J. Michael Paulson, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Excludes shares of common stock owned by Mr. Paulson’s brothers; Mr. Paulson disclaims beneficial ownership of such shares.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of January 15, 2005 by each of our Directors and each Named Officer, and by all of our Directors and executive officers as a group. Each such person has a business address, care of CardioDynamics.

	Shares Beneficially Owned
Name	Number (1)(5)	Percent (2)
Russell H. Bergen (3)	174,815	*
Connie R. Curran (3)	68,999	*
James C. Gilstrap (4)	2,323,926	4.8%
Peter C. Farrell, Ph.D. (3)	142,999	*
Steve P. Loomis (3)	123,418	*
Richard O. Martin, Ph.D. (3)	162,999	*
Ronald A. Matricaria (3)	46,299	*
Ronald L. Merriman (3)	23,957	*
Michael K. Perry (3)	835,772	1.7%
Rhonda F. Rhyne (3)	412,669	*
Richard E. Trayler (3)	193,857	*
All Directors and executive officers as a group—(13 persons) (3)	4,763,422	9.4%

*	Less than 1%
(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable on exercise of certain outstanding options as described in the footnotes below.
(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).
(3)	Includes shares of common stock that may be acquired pursuant to stock options exercisable currently or exercisable within 60 days.
(4)	Includes 18,273 shares of common stock beneficially owned by CDH, of which Mr. Gilstrap is a member with a minority interest. Mr. Gilstrap disclaims beneficial ownership of these shares except to the extent of his individual pecuniary interest in CDH. Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap disclaims any pecuniary interest in 399,752 of the shares. Also includes 51,999 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 71,000 shares held in his daughters trust’s, Mr. Gilstrap disclaims beneficial ownership of such shares.
(5)	Shares beneficially owned include shares held by entities affiliated with certain Directors and Named Officers as described above in the footnotes.

Equity Compensation Plan Information

The following table sets forth certain information concerning common stock to be issued in connection with our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,152,333	$4.39	2,037,670
Equity compensation plans not approved by security holders	763,000	$1.40	None
Total	4,915,333	$3.92	2,037,670

For a discussion of our equity compensation plans, See “Note 13 Stock Options” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc., of which Dennis Hepp, Chief Technology Officer of the Company is a 100% beneficial owner. The Company paid $259,000, $269,000 and $288,000 to Rivertek for engineering services in fiscal 2004, 2003 and 2002, respectively. Amounts payable to Rivertek at November 30, 2004, 2003 and 2002 were $145,000, $77,000 and $44,000, respectively.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The following table presents fees billed as of the Form 10-K filing date for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended November 30 and fees for other services rendered by KPMG LLP during those periods.

	2004	2003
Audit Fees	$520,693	$61,500
Tax Fees	7,500	4,000
All Other Fees	77,440	—

Total	$605,633	$65,500

Audit fees.    Audit fees relate to services rendered in connection with the annual audit of the Company’s financial statements and internal controls, SAS 100 quarterly review of our financial statements and fees for SEC registration statement services.

Tax Fees.    Tax services consisted of fees for tax consultation and tax compliance services.

All Other Fees.    Other fees consisted primarily of acquisition related services.

The Audit committee considers whether the provision of theses services is compatible with maintaining KPMG LLP’s independence, and has determined such services for fiscal 2004 and 2003 were compatible. All of the services described above were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X under the Exchange Act, to the extent that the rule was applicable during 2003 and 2004.

AUDIT COMMITTEE REPORT

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial reporting process, its systems of internal accounting and financial controls, and the independent audit of its financial statements. The Audit Committee consisted of three non-employee members. Each member of the Audit Committee is “independent” within the meaning of SEC rules and regulations and the listing standards of the National Association of Securities Dealers, and the Board has determined that Mr. Merriman qualifies as an audit committee financial expert within the meaning of SEC rules and regulations.

The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the fiscal year ended November 30, 2004, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Audit Committee including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors’ independence.

The Audit Committee has reviewed and discussed with KPMG LLP, the Company’s independent accountants who are responsible for expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States of America, their judgment as to the quality, not just the acceptability, of the Company’s accounting practices and such other matters as are required to be discussed by the independent accountants with the Audit Committee under generally accepted auditing standards including the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has also received the written disclosures from KPMG LLP required by Independence Standards Board Standard No. 1 and the Audit Committee has discussed the independence of KPMG LLP with that firm. Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004, for filing with the Securities and Exchange Commission.

Respectfully Submitted:

The Audit Committee

/s/ RONALD L. MERRIMAN	/s/ CONNIE R. CURRAN	/s/ RICHARD O. MARTIN
Ronald L. Merriman, Chairman	Connie R. Curran	Richard O. Martin

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or the notes thereto.

4. Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit	Title

2.1	Fourth Amended Plan of Reorganization. (Incorporated by reference from November 30, 1994 Form 10-KSB.)

3.1	Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

3.1.1	Amendment to Bylaws, dated June 2, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

3.2	Restated Articles of Incorporation as filed July 24, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

3.3	Charter of the Audit Committee of the Board of Directors, dated July 17, 2003. (Incorporated by reference from August 31, 2003 Form 10-Q)

3.4	Code of Business Conduct and Ethics (Incorporated by reference from November 30, 2003 Form 10-K)

10.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated October 16, 1998. (Incorporated by reference from November 30, 1998 Form 10-KSB.)

10.1.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated January 1, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

Exhibit		Title
10.2		Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.2.1		Amendment to lease agreement between CRV Partners, L.P., and the Company, dated March 21, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.2.2		Second Amendment to Lease agreement between CarrAmerica Development Corp., LP and the Company, dated June 28, 2004 (Incorporated by reference from August 31, 2004 Form 10-Q)

10.3		Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.4		1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.4.1		Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.4.2		Amendment to 1995 Stock Option/Stock Issuance Plan dated April 12, 2001. (Incorporated by reference from October 3, 2001 Form S-8.)

10.4.3		Amendment to 1995 Stock Option/Stock Issuance Plan dated October 17, 2002. (Incorporated by reference from May 31, 2001 Form 10-Q.)

10.5		Line of Credit Agreement with Imperial Bank, dated January 15, 1999. (Incorporated by reference from February 28, 1999 Form 10-QSB.)

10.5.1		Amended and restated Loan and Security Agreement with Comerica Bank, dated September 14, 2003. (Incorporated by reference from November 30, 2003 Form 10-K)

10.5.2		Second Amendment to Second Amended and Restated Loan and Security Agreement dated August 26, 2004 (Incorporated by reference from August 31, 2004 Form 10-Q)

10.6		Warrants to purchase 2,000,000 shares of the Company’s common stock to GE Marquette Medical Systems, Inc., dated August 25, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

10.7*		OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated July 7, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB.)

10.7.1	*	Addendum to OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated April 24, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.8*		Omnibus Amendment between the Company and GE Medical Systems Information Technologies, Inc. (Incorporated by reference from November 30, 2000 Form 10-KSB.)

10.9		Co-Development and OEM Agreement between the Company and Philips Medical Systems, a division of PENAC dated July 17, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

10.10		OEM Purchase Agreement between the Company and Vasomedical, Inc. dated August 29, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

21.1		List of Company’s Subsidiaries.

23.1		Report and Consent of Independent Registered Public Accounting Firm.

31.1		Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

Exhibit	Title
31.2	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

*	Confidential treatment has been granted as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the SEC.

(b) Reports on Form 8-K:

On September 15, 2004, we filed a current report on Form 8-K reporting that we had issued a press release announcing the results of the Company’s PREDICT (Prospective Evaluation and Identification of Decompensation by ICG Test) study presented in the symposium, “Hemodynamic Factors in Heart Failure: Diagnostic, Prognostic, and Therapeutic Role of Impedance Cardiography during the Eighth Annual Heart Failure Society of America (HFSA) meeting in Toronto, Canada.”

On September 16, 2004, we filed a current report on Form 8-K reporting that we had issued a press release announcing the presentation of two ICG studies presented at the Eighth Annual Heart Failure Society of America (HFSA) Scientific Meeting in Toronto, Canada.

On September 22, 2004, we filed a current report on Form 8-K reporting that we had issued a press release regarding our financial results for the three and nine months ended August 31, 2004.

On November 16, 2004, we filed a current report on Form 8-K reporting that we had issued a press release announcing the appointment of Mark S. Florence to the newly created position of vice president of sales.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Schedule II – Valuation and Qualifying Accounts

For the Years Ended November 30, 2004, 2003 and 2002

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Revenues		Deductions From Reserves		Balance at End of Period
Allowance for Doubtful Accounts

2002	$1,425	732	1,681	(2)	511 1,601	(1) (4)	$1,726

2003	$1,726	1,122	1,881	(2)	1,215 1,574	(1) (4)	$1,940
2004	$1,940	1,387	1,517	(2)	865 1,579	(1) (4)	$2,400
Provision for Obsolete Inventory
2002	$572	216	—		659	(3)	$129
2003	$129	377	—		89	(3)	$417
2004	$417	15	—		82	(3)	$350

(1)	Represents the net write-off of uncollectible accounts (less recoveries).
(2)	Represents the net amounts charged against revenues for sales returns.
(3)	Represents the net amounts written off as excess, obsolete or slow-moving and adjustments to reserve requirement.
(4)	Represents the net amounts written off against the sales return reserve.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2005	CARDIODYNAMICS INTERNATIONAL CORPORATION

	By:	/s/ MICHAEL K. PERRY
Michael K. Perry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. PERRY Michael K. Perry	Chief Executive Officer (Principal Executive Officer)	March 1, 2005

/s/ STEVE P. LOOMIS Steve P. Loomis	Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2005

/s/ CONNIE R. CURRAN Connie R. Curran, Ed.D. RN	Director	March 1, 2005

/s/ PETER C. FARRELL, Ph.D. Peter C. Farrell, Ph.D.	Director	March 1, 2005

/s/ JAMES C. GILSTRAP James C. Gilstrap	Director	March 1, 2005

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	March 1, 2005

/s/ RICHARD O. MARTIN, Ph.D. Richard O. Martin, Ph.D.	Director	March 1, 2005

/s/ RONALD L. MERRIMAN Ronald L. Merriman	Director	March 1, 2005