Form 10-K/A
period 2004-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2005-03-30
CIK 719722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

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

At February 15, 2005, 48,773,239 shares of registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

CardioDynamics International Corporation is filing this amendment to Form 10-K for the year ended November 30, 2004, filed with the Securities and Exchange Commission on March 1, 2005 (“Original Filing”) in accordance with the Commission’s Exemptive Order # 34-50754, to:

•	include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting,

•	amend and restate Item 9A to include Management’s Annual Report on Internal Control Over Financial Reporting, and

•	to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Annual Report on Form 10-K/A, including the section entitled “Risk Factors” in this Form 10-K/A document. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

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

Investors wishing to obtain more information about CardioDynamics may access our annual, quarterly and other reports and information filed with the SEC. Investors can read and copy any information we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We also maintain an Internet site (www.cdic.com) where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as well as Section 16 filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into this annual report on Form 10-K/A.

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

To supplement our internal development team, we retain Rivertek Medical Systems, Inc. (Rivertek) as an adjunct to our development efforts, of which the Chief Technology Officer of the Company is a 100% beneficial owner. See Item 13. Certain Relationships and Related Transactions in this Report on Form 10-K/A. Rivertek is located in Minneapolis, Minnesota and serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies.

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

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related Notes, as well as the other financial information included in this Form 10-K/A. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to Part I, Item 1 of this Form 10-K/A, “Business—Risk Factors.”

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

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks, described in the risk factor section in Part I, Item 1 of this Form 10-K/A, to the greatest extent possible.

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

We believe that over the next 12 months our current cash and cash equivalents, operating cash flows and availability under our revolving line of credit will be sufficient to support our ongoing operating and investing requirements such as ongoing research and development efforts, expansion of our direct sales force, capital expenditures and to meet the working capital requirements of anticipated future growth. As we continue to pursue opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at November 30, 2001	45,798	48,786	—	$(30,363)	$18,423	$—
Compensatory stock options granted	—	70	—	—	70	—
Common stock issuance costs	—	(26)	—	—	(26)	—
Issuance of common stock—upon exercise of stock options and warrants	373	944	—	—	944	—
Unrealized gain on marketable securities	—	—	3	—	3	3
Net income	—	—	—	310	310	310

Balance at November 30, 2002	46,171	49,774	3	(30,053)	19,724	313
Compensatory stock options granted	—	50	—	—	50	—
Issuance of common stock, net of issuance costs	—	26	—	—	26	—
Issuance of common stock—upon exercise of stock	347	757	—	—	757	—
Stock options income tax benefit	—	31	—	—	31	—
Unrealized loss on marketable securities	—	—	(20)	—	(20)	(20)
Net income	—	—	—	2,452	2,452	2,452

Balance at November 30, 2003	46,518	50,638	(17)	(27,601)	23,020	2,432
Compensatory stock options granted	—	12	—	—	12	—
Issuance of common stock, net of issuance costs	—	(22)	—	—	(22)	—
Issuance of common stock —upon exercise of stock options and warrants	1,357	2,937	—	—	2,937	—
Issuance of common stock for purchase of businesses	846	5,136	—	—	5,136	—
Stock options income tax benefit	—	3,362	—	—	3,362	—
Unrealized gain on marketable securities	—	—	17	—	17	17
Foreign currency translation adjustment, net of deferred taxes of $95	—	—	149	—	149	149
Net income	—	—	—	10,123	10,123	10,123

Balance at November 30, 2004	48,721	$62,063	$149	$(17,478)	$44,734	$10,289

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

The lease payments on the original space are $22,000 per month. The lease payments on the expansion space commenced on November 1, 2004 at $6,000 per month and increases to $13,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total additional lease commitments on the amended lease through December 31, 2007 are approximately $532,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $323,000 as of November 30, 2004 and is recorded as deferred rent on the accompanying consolidated balance sheets.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, and due to the material weaknesses in the Company’s internal control over financial reporting (as described below in Management’s Annual Report on Internal Control Over Financial Reporting), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management identified two control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, and therefore concluded that its internal control over financial reporting was not effective as of November 30, 2004. In completing this evaluation, management considered material weaknesses identified relating to internal control over financial reporting associated with the Company’s accounting for income taxes and determination of the allowance for doubtful accounts, as described below.

As of November 30, 2004, management identified a deficiency in internal control over financial reporting associated with the Company’s accounting for income taxes. Specifically, a deficiency was identified related to management’s review of income tax accounting documentation, prepared by a contracted third party that failed to identify a material error in certain income tax calculations related to a tax benefit resulting from the exercise of warrants. As a result, an adjustment was recorded in the fourth quarter, prior to issuance of the Company’s 2004 financial statements, to increase the income tax benefit.

Additionally, as of November 30, 2004, management identified a deficiency in internal control over financial reporting related to the calculation of the Company’s allowance for doubtful accounts. Specifically, the Company’s control over the calculation was not designed with adequate precision in order to appropriately reserve for the uncollectible portion of certain classes of aged accounts receivables. As a result, an adjustment was recorded in the fourth quarter, prior to issuance of the Company’s 2004 financial statements, to increase the Company’s allowance for doubtful accounts.

Management’s evaluation of internal control over financial reporting as of November 30, 2004 excluded an evaluation of the internal control over financial reporting of Vermed and Medis that were acquired in March and June of 2004 respectively. Vermed’s total assets of $19,156,000 and total revenues of $6,729,000 and Medis’ total assets of $4,049,000 and total revenues of $730,000 are included in the consolidated financial statements of CardioDynamics International Corporation and subsidiaries as of and for the year ended November 30, 2004. KPMG LLP, an independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting. The Company continues to review, revise and improve the effectiveness of its internal controls including strengthening its income tax provision review control procedure noted above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CardioDynamics International Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that CardioDynamics International Corporation did not maintain effective internal control over financial reporting as of November 30, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CardioDynamics International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: As of November 30, 2004, management identified a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. Specifically, deficiencies were identified related to management’s review of income tax accounting documentation, prepared by a contracted third party, that failed to identify a material error in certain income tax calculations related to a tax benefit resulting from the exercise of warrants. Additionally, as of November 30, 2004 management identified a material weakness in internal controls over financial reporting related to the calculation of the Company’s allowance for doubtful accounts. Specifically, the Company’s control over the calculation was not designed with adequate precision in order to appropriately reserve for the uncollectible portion of certain classes of aged accounts receivable. This deficiency in internal control over financial reporting resulted in an understatement of the Company’s allowance for doubtful accounts. We also have audited, in accordance with the standards of the

Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CardioDynamics International Corporation and subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended November 30, 2004. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 28, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that CardioDynamics International Corporation did not maintain effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CardioDynamics International Corporation has not maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.

CardioDynamics International Corporation acquired Vermed Medical Inc. and Medis in separate transactions during 2004, and management excluded from its assessment of the effectiveness of CardioDynamics International Corporation’s internal control over financial reporting as of November 30, 2004, Vermed’s internal control over financial reporting associated with total assets of $19,156,000 and total revenues of $6,729,000 and Medis’ internal control over financial reporting associated with total assets of $4,049,000 and total revenues of $730,000 included in the consolidated financial statements of CardioDynamics International Corporation and subsidiaries as of and for the year ended November 30, 2004. Our audit of internal control over financial reporting of CardioDynamics International Corporation also excluded an evaluation of the internal control over financial reporting of Vermed and Medis.

/s/ KPMG LLP

San Diego, California

March 28, 2005

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

Michael K. Perry, See description under “Executive Officers” in Part I of this Form 10-K/A.

Rhonda F. Rhyne, See description under “Executive Officers” in Part I of this Form 10-K/A.

Steve P. Loomis, See description under “Executive Officers” in Part I of this Form 10-K/A.

Russell H. Bergen, See description under “Executive Officers” in Part I of this Form 10-K/A.

Patrick W. Bradley, Ph.D., See description under “Executive Officers” in Part I of this Form 10-K/A.

Dennis G. Hepp, See description under “Executive Officers” in Part I of this Form 10-K/A.

Richard E. Trayler, See description under “Executive Officers” in Part I of this Form 10-K/A.

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

Ronald A. Matricaria, age 62, has served on our board of directors since May 2002. From 1993 to 1999, Mr. Matricaria served as president and chief executive officer of St. Jude Medical, Inc. and served as chairman of the board of directors from his election in 1995 until his retirement in December 2002. Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc. His last position was executive vice president of the Pharmaceutical Division of Eli Lilly and Company and president of its North American operations. Mr. Matricaria serves on the boards of Cyberonics, Invitrogen and Vistacare, Inc. and is an advisor to a private equity healthcare fund. Mr. Matricaria is also chairman of the board of directors of Haemonetics, Inc. Mr. Matricaria holds a bachelor’s degree in pharmacy from Massachusetts College of Pharmacy and was awarded an honorary doctor of science degree in pharmacy in recognition of his contributions to the practice of pharmacy.

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

During fiscal 2004, 2003 and 2002, 102,000, 82,000 and 122,000 options, respectively, were granted to the members of the Board of Directors. During fiscal 2004, the director fees were as follows:

	Cash Paid	Stock Options
James C. Gilstrap	$—	24,000
Connie R. Curran, Ed.D., RN	12,000	18,000
Peter C. Farrell, Ph.D.	24,000	12,000
Ronald A. Matricaria	24,000	12,000
Richard O. Martin, Ph.D.	—	24,000
Ronald L. Merriman	24,000	12,000

Director Independence

All of the members of our Board of Directors qualify as “independent” as defined by the rules of The NASDAQ National Market, except for Mr. Perry.

Relationships among Directors and Executive Officers

We are not aware of any family relationships among any of our directors or executive officers.

Code of Ethics

We have adopted (and filed as an exhibit to Form 10-K for the fiscal year ended November 30, 2003) a code of business conduct and ethics that applies to our principal executive officer, principal financial and accounting officer. The Code of Ethics is available on our website at www.cdic.com/ir/fr_govern.html.

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

For a discussion of our equity compensation plans, See “Note 13 Stock Options” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

The following table presents fees billed as of the Form 10-K/A filing date for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended November 30 and fees for other services rendered by KPMG LLP during those periods.

	2004	2003
Audit Fees	$715,893	$61,500
Tax Fees	7,500	4,000
All Other Fees	77,440	—

Total	$800,833	$65,500

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

Dated: March 29, 2005	CARDIODYNAMICS INTERNATIONAL CORPORATION

	By:	/s/ MICHAEL K. PERRY
Michael K. Perry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. PERRY Michael K. Perry	Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ STEVE P. LOOMIS Steve P. Loomis	Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

/s/ CONNIE R. CURRAN Connie R. Curran, Ed.D. RN	Director	March 29, 2005

/s/ PETER C. FARRELL, Ph.D. Peter C. Farrell, Ph.D.	Director	March 29, 2005

/s/ JAMES C. GILSTRAP James C. Gilstrap	Director	March 29, 2005

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director	March 29, 2005

/s/ RICHARD O. MARTIN, Ph.D. Richard O. Martin, Ph.D.	Director	March 29, 2005

/s/ RONALD L. MERRIMAN Ronald L. Merriman	Director	March 29, 2005