Form 10-Q
period 2005-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 2005-04-11
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2005

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

As of April 1, 2005, 48,781,910 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands)

	February 28, 2005	November 30, 2004
	(Unaudited)
Assets (Pledged)
Current assets:
Cash and cash equivalents	$4,890	$6,801
Accounts receivable, net of allowance for doubtful accounts of $2,573 in 2005 and $2,400 in 2004	10,541	11,674
Inventory, net	5,870	4,647
Current portion of long-term and installment receivables	1,450	1,518
Deferred tax assets, current portion	2,046	2,046
Prepaid expenses	1,086	537
Other current assets	118	34

Total current assets	26,001	27,257

Long-term receivables, net	1,081	1,248
Property, plant and equipment, net	5,556	5,123
Intangible assets, net	4,436	4,550
Goodwill	11,233	11,186
Deferred tax assets	8,595	8,595
Other assets	68	71

Total assets	$56,970	$58,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable including related party of $124 at February 28, 2005 and $145 at November 30, 2004	$3,539	$2,781
Accrued expenses and other current liabilities	232	606
Accrued compensation	1,689	2,009
Income taxes payable	—	37
Current portion of deferred revenue	252	256
Current portion of deferred acquisition payments	192	191
Provision for warranty repairs – current	103	99
Current portion of long-term debt	1,785	1,785

Total current liabilities	7,792	7,764

Long-term portion of deferred revenue	85	90
Long-term portion of deferred rent	331	323
Long-term portion of deferred acquisition payments	680	670
Provision for warranty repairs – long-term	335	310
Long-term debt, less current portion	3,198	3,945

Total long-term liabilities	4,629	5,338

Total liabilities	12,421	13,102

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets (Continued)

(In thousands)

	February 28, 2005	November 30, 2004
	(Unaudited)
Commitments and contingencies	$—	$—
Minority interest	233	194

Shareholders’ equity:

Preferred stock, 18,000 shares authorized, no shares issued or outstanding at February 28, 2005 or November 30, 2004	—	—

Common stock, no par value, 100,000 shares authorized, issued and outstanding 48,782 shares at February 28, 2005 and 48,721 shares at November 30, 2004	62,253	62,063

Accumulated other comprehensive income	185	149
Accumulated deficit	(18,122)	(17,478)

Total shareholders’ equity	44,316	44,734

Total liabilities and shareholders’ equity	$56,970	$58,030

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended
	February 28, 2005	February 29, 2004
Net sales	$9,678	$8,015
Cost of sales	3,347	1,855

Gross margin	6,331	6,160

Operating expenses:
Research and development	664	833
Selling and marketing	5,184	4,013
General and administrative	1,337	577
Amortization of intangible assets	130	—

Total operating expenses	7,315	5,423

Income (loss) from operations	(984)	737

Other income (expense):
Interest income	56	96
Interest expense	(101)	(1)
Foreign currency loss	(10)	—
Other, net	(3)	—

Other income (expense), net	(58)	95

Income (loss) before income taxes and minority interest	(1,042)	832
Minority interest in income of subsidiary	(29)	—
Income tax benefit (provision)	427	(71)

Net income (loss)	$(644)	$761

Net income (loss) per common share, Basic and diluted	$(.01)	$.02

Weighted-average number of shares used in per share calculation:
Basic	48,748	46,550

Diluted	48,748	49,532

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income (loss)	$(644)	$761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in income of subsidiary	29	—
Depreciation	145	80
Amortization of intangible assets	130	—
Provision for warranty repairs, net	29	73
Provision for doubtful accounts, net	173	177
Provision for (reduction in) doubtful long-term receivables	(24)	27
Stock based compensation expense	—	4
Other non-cash items	19	—
Changes in operating assets and liabilities:
Accounts receivable	960	550
Inventory	(1,223)	(153)
Installment and long-term receivables and note receivable	259	164
Prepaid expenses	(549)	(93)
Other current assets	(84)	(5)
Other assets	(17)	(17)
Accounts payable	758	(215)
Accrued expenses and other current liabilities	(338)	(77)
Accrued compensation	(320)	(176)
Income taxes payable	(37)	(44)
Deferred revenue	(9)	(2)
Deferred rent	8	(4)

Net cash provided by (used in) operating activities	(735)	1,050

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(Unaudited - In thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
Cash flows from investing activities:
Proceeds from sale of short-term investments	$—	$1,000
Purchases of property, plant and equipment	(570)	(135)
Purchases of businesses, net of cash acquired	(48)	—

Net cash provided by (used in) investing activities	(618)	865

Cash flows from financing activities:
Repayment of debt	(747)	(2)
Exercise of stock options and warrants	190	134
Issuance of common stock, net	—	5

Net cash provided by (used in) financing activities	(557)	137

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Net increase (decrease) in cash and cash equivalents	(1,911)	2,052
Cash and cash equivalents at beginning of period	6,801	4,762

Cash and cash equivalents at end of period	$4,890	$6,814

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$85	$1

Income taxes	$58	$132

Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale securities, less deferred tax effect	$—	$(8)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General

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

These consolidated financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2004 as presented in our Annual Report on Form 10-K/A. Financial presentations for prior periods have been reclassified to conform to current period presentation. The consolidated results of operations for the three months ended February 28, 2005 and cash flows for the three months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2005.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General - (Continued)

Stock-Based Compensation

The Company has implemented the disclosure provisions of SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

At February 28, 2005, we had two stock-based employee compensation plans and applied APB Opinion No. 25 in accounting for the plans. Under APB Opinion No. 25, stock-based employee compensation costs are not reflected in net income when the options are granted under the plans and have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. Awards under the plan vest over periods of up to four years.

The weighted-average fair value of options granted during the following periods was $2.29 and $3.50, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	February 28, 2005	February 29, 2004
Expected volatility	60.5%	88.1%
Expected dividend yield	0%	0%
Risk-free interest rate	3.2%	2.1%
Expected life	3.7 years	3.1 years

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General - (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 148 and SFAS No. 123 to all outstanding and unvested awards in each period (In thousands except per share data):

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income (loss) as reported	$(644)	$761
Add: Stock-based employee compensation expense included in net income (loss)	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(438)	(529)

Pro forma net income (loss)	$(1,082)	$232

Earnings (loss) per common share:
As reported – basic and diluted	$(.01)	$.02

Pro forma – basic and diluted	$(.02)	$.00

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per share are the same for the three months ended February 28, 2005 as all potentially dilutive securities are antidilutive. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock (In thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Weighted average common shares outstanding - basic	48,748	46,550
Effect of dilutive securities:
Stock options	—	1,456
Warrants	—	1,526

Dilutive potential shares	—	2,982

Weighted average common shares outstanding - dilutive	48,748	49,532

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General - (Continued)

The following potentially dilutive instruments were not included in the diluted per share calculation for the three months ended February 28, 2005 and February 29, 2004 as their effect was antidilutive (In thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Stock options	2,875	290
Warrants	—	—

Total	2,875	290

2. Business Combinations

Vermed Acquisition

On March 22, 2004, the Company acquired substantially all of the assets and certain liabilities of Vermed. Vermed is a manufacturer of electrodes and related supplies used in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. Vermed is located in Bellow Falls, Vermont. The purchase price consisted of $12 million in cash, $529,000 of estimated acquisition costs, and the issuance to Vermont Medical, Inc. of 745,733 shares of the Company’s common stock valued at $4.5 million. The Vermed acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible assets has been recorded as goodwill.

The following unaudited pro forma consolidated information is presented as if the March 2004 acquisition of Vermed occurred on December 1, 2003. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the three months ended February 29, 2004 are as follows (In thousands):

Three Months Ended February 29, 2004
Net sales	$10,106
Net income	705
Earnings per share - Basic and diluted	$.01

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2. Business Combinations – (Continued)

Medis Acquisition

On June 2, 2004, the Company acquired 80% of all outstanding shares of Medis, a privately held European cardiology and vascular device company. Medis is located in Ilmenau, Germany and develops, manufactures and sells ICG and venous blood flow products. Medis operates as a majority-owned subsidiary of CardioDynamics and Dr. Olaf Solbrig, co-founder of Medis, continues as Managing Director. Dr. Solbrig and his partner retain a 20% minority interest in Medis. The purchase price consisted of Euros 800,000 ($985,000) in cash at the date of acquisition, Euros 760,000 (at present value of $806,000 using a 5% discount rate) to be paid over five years in equal installments, the issuance of 100,000 shares of the Company’s common stock valued at $636,000 and $411,000 of estimated acquisition costs. The Medis acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets has been recorded as goodwill. The Company funded the cash portion of the transaction with available cash. The acquisition was not considered material to the overall consolidated financial statements, or pro forma financial statements.

The Company has engaged an independent nationally recognized firm to assist in the valuation of amortizable intangible assets acquired and expects to complete the final purchase price allocation in the second quarter 2005.

3. Segment and Related Information

The Company’s reportable operating segments are as follows:

Impedance Cardiography (“ICG”)

The ICG segment consists primarily of the development, manufacture and sales of the BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body and are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold through our direct sales force and distributors to physicians and hospitals throughout the world. With the acquisition of Medis in June 2004, the ICG segment also includes diagnostic and monitoring devices such as the Niccomo and Cardioscreen monitors and the Rheoscreen family of measurement devices.

In December 2004, we received FDA 510(k) clearance on the BioZ Dx. The BioZ Dx has improved signal processing and future 12-lead ECG capability. It also features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

3. Segment and Related Information – (Continued)

Electrocardiography (“ECG”).

The ECG segment designs, manufactures and sells electrocardiogram electrodes and related supplies through our Vermed subsidiary acquired in March 2004. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians.

Set forth below is segment information for the Company’s reporting segments for the three months ended February 28, 2005 and February 29, 2004. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature (In thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Net external sales:
ICG	$7,246	$8,015
ECG	2,432	—

Consolidated net external sales	9,678	8,015

Gross margin:
ICG	5,262	6,160
ECG	1,069	—

Consolidated gross margin	6,331	6,160

Gross margin as a percentage of sales:
ICG	72.6%	76.9%
ECG	44.0%	—
Consolidated gross margin as a percentage of sales	65.4%	76.9%

Income (loss) before income taxes and minority interest:
ICG	(814)	1,066
ECG	526	—

Income (loss) before income taxes and minority interest of reportable segments	(288)	1,066

Corporate unallocated	(754)	(234)

Consolidated income (loss) before income taxes and minority interest	$(1,042)	$832

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

3. Segment and Related Information – (Continued)

	February 28, 2005	November 30, 2004
Total assets:
ICG	$27,036	$28,470
ECG	19,725	19,266

Total assets of reportable segments	46,761	47,736
Corporate unallocated	10,209	10,294

Consolidated total assets	$56,970	$58,030

During the three months ended February 28, 2005, the Company had a single major customer that exceeded 10% of total net sales. The net revenues of that customer included in both ICG and ECG segment net sales totaled $2,381,000. For the three months ended February 29, 2004, we did not have any individual customer or distributor that accounted for 10% or more of total net sales.

4. Inventory

Inventory consists of the following (In thousands):

	February 28, 2005	November 30, 2004
Electronic components and subassemblies	$2,382	$2,182
Finished goods	2,478	1,705
Demonstration units	1,694	1,369
Less provision for obsolete inventory	(350)	(350)
Less provision for demonstration inventory	(334)	(259)

Inventory, net	$5,870	$4,647

5. Long-Term Receivables

In fiscal 2000, the Company offered its customers no-interest financing with maturities ranging from 24 to 60 months. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement. Interest income is deferred and recognized on a monthly basis over the term of the contract. In fiscal 2001, the Company established a similar program through a third party financing company to replace the internal equipment-financing program. Under certain circumstances, the Company continues to provide in-house financing to its customers, although the contracts now typically include market rate interest provisions. The long-term receivables resulting from internal financing are collateralized by the individual systems.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

5. Long-Term Receivables – (Continued)

Long-term receivables consist of the following (In thousands):

	February 28, 2005	November 30, 2004
Long-term receivables, net of deferred interest	$2,525	$2,748
Less allowance for doubtful long-term receivables	(335)	(359)

	2,190	2,389
Less current portion of long-term receivables	(1,109)	(1,141)

Long-term receivables, net	$1,081	$1,248

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	Estimated Useful Life (In years)	February 28, 2005	November 30, 2004
Land	—	$192	$192
Building and improvements	5-35	2,688	2,514
Computer software and equipment	3-5	1,614	1,546
Manufacturing, lab equipment and fixtures	3-20	2,496	2,162
Office furniture and equipment	3-8	355	351
Sales equipment and exhibit booth	3-5	73	73
Auto	5	20	21

		7,438	6,859
Less accumulated depreciation and amortization		(1,882)	(1,736)

Property, plant and equipment, net		$5,556	$5,123

7. Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other identifiable intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated amortization expense for the years ending November 30, 2006, 2007, 2008, 2009 and 2010 is $547,000, $547,000, $546,000, $546,000 and $546,000, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

7. Goodwill and Intangible Assets – (Continued)

The Company recorded $9,500,000 of goodwill at the acquisition date related to the Vermed and $1,555,000 related to Medis and identifiable intangible assets which consists of the following (In thousands):

	Estimated Life (in years)	February 28, 2005			November 30, 2004
		Estimated Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(274)	$2,626	$2,900	$(201)	$2,699
OEM relationships	10	900	(85)	815	900	(62)	838
Proprietary gel formulas	15	100	(6)	94	100	(5)	95
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 to 7	779	(102)	677	781	(68)	713
Patents	5	127	(3)	124	108	(3)	105

		$4,906	$(470)	$4,436	$4,889	$(339)	$4,550

8. Product Warranties

The Company warrants that their stand-alone BioZ Systems shall be free from defects for a period of 60 months from the date of shipment on each new system sold in the United States and for 13 months on systems sold internationally (including Medis) and on refurbished or demonstration systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

8. Product Warranties - (Continued)

The following table summarizes information related to our warranty provision for the three months ended February 28, 2005 and the year ended November 30, 2004 (In thousands):

	Three Months Ended February 28, 2005	Year Ended November 30, 2004
Beginning balance	$409	$634
Provision for warranties issued during the period, net of adjustments and expirations	75	(78)
Warranty expenditures incurred during the period	(46)	(147)

Ending balance	$438	$409

9. Long-term Debt

Long-term debt consists of the following (In thousands):

	February 28, 2005	November 30, 2004
Secured bank loan payable to Comerica Bank at 6% at February 28, 2005 and 5.5% at November 30, 2004 (matures March 2008)	$4,496	$5,233
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.5% and 5.9% (mature August 2021)	407	412
Capital leases	80	85

	4,983	5,730
Less current portion	(1,785)	(1,785)

	$3,198	$3,945

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

10. Other Comprehensive Income

Other comprehensive income (loss) consists of the following (In thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income (loss) as reported	$(644)	$761
Unrealized loss on available-for-sale securities	—	(8)
Foreign currency translation adjustments	36	—

Total other comprehensive income (loss)	$(608)	$753

11. Financing Agreements

The Company’s revolving credit line with Comerica Bank is currently $5 million and matures September 14, 2005. We also have an outstanding term loan with Comerica Bank related to the acquisition of Vermed that has a maturity date of March 22, 2008. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. Under the terms of the revolving credit line, we are required to maintain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. As of February 28, 2005, we are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line at February 28, 2005 or February 29, 2004.

With the acquisition of Medis in June 2004, the Company issued letters of credit for $1,007,000 (760,000 Euro) to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years from 2005 to 2009. The credit available under our revolving credit line is reduced by $1.1 million to cover these letters of credit. In addition, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank, which total 315,000 Euros ($386,000) at the acquisition date. One of the loans bears interest at a fixed rate of 5.5% through July 2006, and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 5.9% through July 2011, and then the bank has the right to adjust the rate. Both loans mature in August 2021 and are secured by a pledge of the building.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at February 28, 2005 of $1,007,000 (Euros 760,000), which expire in June, 2009 to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years from 2005 to 2009. The deferred acquisition payments are included in current and long-term liabilities in the consolidated balance sheet as of February 28, 2005.

Operating leases

In June 2004, the Company amended the operating lease for the existing 18,000 square-foot facility in San Diego, California to extend the terms of the lease December 31, 2007. The amended lease terms provide for additional expansion space of approximately 15,000 square-feet and include a tenant improvement allowance of $225,000 for the construction of building improvements. The lease payments on the original space remained at $22,000 per month. The lease payments on the expansion space commenced on November 1, 2004 at $6,000 per month and then increase to $13,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total additional lease commitments that the Company will incur from the amended lease through December 31, 2007 are approximately $532,000.

Assets pledged on bank revolving credit line and term loan

In March 2004, the revolving line of credit was increased to $5 million and the Company borrowed $7 million on a term loan in connection with the Vermed acquisition. The Company has pledged all assets as collateral and security in connection with the bank term loan and revolving credit line agreement.

Contingent obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $412,000 (310,800 Euros, which represents the Company’s 80% share) if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

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

Although forward-looking statements in this Report on Form 10-Q reflects the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-K/A for the year ended November 30, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-K/A for the year ended November 30, 2004, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2004, as well as the other interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended February 28, 2005 and February 29, 2004)

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

Our lead products, the BioZ ICG Monitors and the BioZ ICG Module for GE Healthcare patient monitoring systems, have been cleared by the U.S. Food and Drug Administration (FDA) and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment. In December 2004, we received FDA 510(k) clearance on the BioZ Dx ICG Monitor. The new BioZ Dx ICG Monitor has significant signal processing improvements and future 12-lead ECG capability. It also features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005.

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

We continue to invest in our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare and Philips Medical Systems (“Philips”), both of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and we co-developed the BioZ Dx with Philips. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time to further the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, motivate, focus and retain the necessary sales and clinical personnel to meet our sales productivity and sales growth objectives. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks, described in the risk factor section of our Annual Report on Form 10-K/A, to the greatest extent possible.

Following is a list of some of the key milestones we achieved in the first quarter of 2005:

•	Received FDA 510(k) clearance on BioZ Dx and began shipping in January 2005;

•	Expanded the number of sales regions from four to six;

•	Revenue growth of 21% compared to same period last year;

•	Paid down $738,000 of bank term loan;

•	Continued investment in ECG electrode sensor production capabilities at our Vermed division to meet supply demands;

•	Publication of seven articles supporting use of ICG in hypertension management in the American Journal of Hypertension;

•	Broadened usage of our U.S. distributors by increasing the involvement of our direct sales team; and

•	Utilized our international sales team to expand the sales growth of Medis ICG products.

We focus our business on the following two principal operating segments:

ICG Segment

The ICG segment consists primarily of the development, manufacture and sales of the BioZ ICG Monitors, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. With the acquisition of Medis in June, 2004, the ICG segment now also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices. Medis products are sold internationally to physicians, researchers and equipment manufacturers. We derive our ICG segment revenue primarily from the sale of our BioZ ICG Monitors and associated sensors, which are consumed each time a patient test is performed. In the first quarter of 2005, 22% of our total ICG revenue came from our disposable sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, 12% in 2002, 17% in 2003 and 19% in 2004. We have now shipped more than 3.5 million sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ ICG Systems. We believe our CAS investment has served to maintain the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

ECG Segment

The ECG segment designs, manufactures and sells electrocardiogram electrode sensors and related supplies through our Vermed division acquired in March, 2004. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We believe that the acquisition will continue to improve on our predictability of operating results by increasing the recurring sensor revenue mix of our business. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 42% of our overall Company revenue in the first quarter 2005.

Net Sales of ICG Segment – Net sales for the first quarter of 2005 were $7,246,000 compared with $8,015,000 in the same quarter last year in 2004, a decrease of $769,000 or 10%. The decrease in sales was due primarily to lower BioZ® placements by our domestic direct sales force. We sold 176 BioZ Systems (includes 83 new BioZ Dx systems) in the first quarter of 2005, down from 201 BioZ Systems in the same period last year. We sold 238 ICG Monitors and Modules in the first quarter of 2005, down from 255 ICG Monitors and Modules, sold in the same period last year, bringing the total number of stand-alone ICG Monitors and ICG Modules sold to over 5,200.

Net sales by our domestic direct sales force, which targets physician offices and hospitals, decreased by $1,161,000 in the first quarter of 2005 to $6,233,000, down from $7,394,000 in the same quarter last year. Although we have increased our investment in our direct sales force, broadened our usage of U.S. distributors and expanded the number of sales regions, we experienced a decline in our domestic sales force productivity. We believe that this decline is a result of several factors including:

•	significant time commitment of our sales personnel as they transition from a direct only sales model to a hybrid sales model involving two large physician office distributors (Physician Sales and Service and the Caligor Division of Henry Schein);

•	retargeting of our sales force toward cardiologists, CHF clinics and larger physician practices as a result of the CMS clarification issued in 2004 limiting hypertension ICG coverage to patients on three or more drugs;

•	a relatively new sales associate base with 28% hired within the last 7 months;

•	disruption caused by realignment of our sales regions from four to six regions;

•	launch of the new BioZ Dx product late in the quarter delayed certain deals in process and some of our sales associates did not have the same comfort level in performing product demonstrations using the new product as they did with the BioZ.com system;

The shortfall in the domestic ICG market was partially offset by a 110% increase in international sales, including sales by our Medis division. First quarter 2005 international sales were $945,000, up from $451,000 from the same quarter last year as a result of utilizing our international sales team to expand the sales growth of Medis ICG products.

Each time our BioZ products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 6% in the first quarter of 2005 to $1,624,000, representing 22% of ICG net sales (17% of consolidated net sales), up from $1,538,000 or 19% of ICG net sales in the same quarter last year. We offer a Discount Sensor Program to our domestic outpatient customers that provides significant discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors will continue to increase as well.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ Systems of $108,000 and $233,000 for the first quarter 2005 and 2004, respectively.

Net Sales of ECG Segment – Net sales of ECG electrodes by our Vermed division for the first quarter of 2005 were $2,432,000. Vermed was acquired during the second quarter of 2004, therefore there are no comparable first quarter 2004 results.

Gross Margin of ICG Segment – Gross margin for the first quarter 2005 and 2004 was $5,262,000 and $6,160,000, respectively. As a percentage of sales, the gross margin was 73% as compared with 77% in the same quarter last year. The decrease in gross margin in the first quarter 2005 was primarily due to higher costs associated with sales of the BioZ Dx. This was partially offset by an increase in gross margin on ICG sensor revenue as a result of the lower manufacturing costs at our Vermed plant.

As the market matures and penetration increases, we believe that prices will naturally decline, as ICG technology becomes more of a standard of care, driving our gross margin to lower levels. The commercial release of our BioZ Dx should serve to support our BioZ System average sales prices, however, because we purchase a portion of the system from Philips, the manufactured cost of the BioZ Dx is higher than the BioZ.com.

Gross Margin of ECG Segment – We acquired Vermed in the second quarter of 2004 and it contributed gross margin of $1,069,000 in the first quarter of 2005, which was 44% as a percentage of net ECG sales. Based on its current customer base, we do not anticipate significant changes in the gross margin percentage for this business in the near term.

Research and Development for ICG Segment - Research and development expenses in the ICG segment decreased 24% in the first quarter of 2005 to $630,000 from $833,000 in the same quarter in 2004. The decrease is primarily attributed to reduced investments required for the development and testing of the BioZ Dx. In addition, we spent less on clinical studies in comparison to the prior year. This was offset somewhat by $79,000 of Medis research and development spending.

Research and Development for ECG Segment – Vermed’s investment in research, product development in the ECG segment was $34,000 in the first quarter 2005. These expenditures are primarily related to research, design and testing of product enhancements and extensions as well as modifications for private label products.

Selling and Marketing for ICG Segment - Selling and marketing expenses for the ICG segment in the first quarter of 2005 was $4,897,000, compared with $3,939,000 in the comparable quarter last year, an increase of 24%. As a percentage of ICG net sales, selling and marketing expenses increased to 68% for the first quarter 2005, compared with 49% for the same quarter last year.

The ICG segment expense growth was due primarily to an overall 14% increase in the average number of field sales personnel compared with the same period last year and higher expensed product material costs related to the launch of the new BioZ Dx product. During the first quarter of 2005, as a continuation of our efforts towards the expansion of our sales and clinical team, we created two new sales regions that we believe will allow us to better manage our sales associates and serve our customer base. In addition, we have made a concerted effort to broaden our sales reach through our distributors. These factors required additional investment in the education and training of our direct sales force and distributors, which we believe will improve our ability to generate increased equipment and recurring sensor revenue in the longer term. One of our primary objectives over the next several years is to increase field sales productivity and to reduce selling and marketing expenses as a percentage of net sales. With the operating leverage in our business, we believe this provides a significant opportunity to improve earnings and cash flow.

Selling and Marketing for ECG Segment - Selling and marketing expenses for the ECG segment was $222,000 for the first quarter of 2005, representing 9% of net ECG sales. These expenditures are primarily for Vermed’s telemarketing, customer service and the OEM sales team.

Selling and Marketing for Corporate Unallocated – Corporate unallocated selling and marketing expenses for the first quarter 2005 were $65,000 as compared to $74,000 in the prior year. These expenses primarily relate to our corporate business development function, which assists in targeting new market opportunities through acquisitions, complementary technologies and technology development.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the first quarter of 2005 was $549,000, up 46% from $376,000 from the same quarter last year. The overall expense increases are due to additional headcount and year-end audit fees, as well as the inclusion of Medis administrative expenses. As a percentage of ICG net sales, general and administrative expenses during the first quarter of 2005 increased to 8% from 5% in the prior year.

General and Administrative for ECG Segment - General and administrative expenses for the ECG segment in the first quarter of 2005 were $166,000, representing 7% of net ECG sales.

General and Administrative for Corporate Unallocated - Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. In the first quarter of 2005, these unallocated expenses were $622,000, up from $201,000 from the same quarter last year. The significant increase is primarily due to internal costs including additional headcount, outside consulting and accounting service fees related to compliance with the provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to internal controls. We anticipate that these increased regulatory compliance requirements will continue to negatively impact our general and administrative costs in future periods.

Amortization of Intangible Assets for ICG Segment – In the first quarter of 2005, the ICG segment had $33,000 of amortization expense, which is related to identified intangible assets obtained in the acquisition of Medis.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 for the first quarter of 2005 related to identified intangible assets obtained in the acquisition of Vermed.

Other Income (Expense) for the ICG Segment – Interest income for the ICG segment during the first quarter 2005 was $49,000 as compared to $56,000 in the same period last year. The decrease is due to lower interest earned on internally financed equipment leases. Interest expense for the ICG segment was ($29,000) during the first quarter 2005 as compared to ($1,000) in the same period last year and is primarily related to interest on capital leases. In addition, the first quarter 2005 also includes a ($10,000) foreign currency translation loss resulting from the revaluation of the Medis deferred acquisition liability.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the first quarter 2005 was $5,000 as compared to $40,000 in the same period last year. The decrease is due to lower cash balances as a result of cash used to fund the 2004 acquisitions. We incurred corporate unallocated interest expense of ($72,000) in the first quarter 2005 related to the bank term loan from the Vermed acquisition during the second quarter 2004.

Income (Loss) Before Income Taxes and Minority Interest for ICG Segment – Income (loss) before income taxes and minority interest for the ICG segment for the first quarter 2005 was ($814,000), down from a profit of $1,066,000, in the same quarter last year. The loss in the first quarter 2005 is due primarily to lower sales, reduced gross margins and higher operating expenses.

Income (Loss) Before Income Taxes for ECG Segment – Income (loss) before income taxes for the ECG segment for the first quarter 2005 was $526,000, representing a 22% before tax return on ECG sales.

Income Tax Benefit (Provision) - For the first quarter 2005, we recorded a tax benefit of $427,000 for income taxes, compared with an income tax provision of ($71,000) for the same period last year. This shift is due to the pre-tax loss reported in the first quarter 2005 as compared with pre-tax income reported in same period last year. The effective tax rate was 41% for the first quarter 2005.

Minority Interest in Income of Subsidiary - The first quarter 2005 includes $29,000 of minority interest in the income of Medis and represents the 20% minority share retained by the sellers.

Net Income (Loss) - Net income (loss) for the first quarter 2005 was ($644,000), down from net income of $761,000, in the same quarter last year. The net loss for the first quarter 2005 was primarily the result of lower ICG sales, reduced gross margins and higher selling and marketing and general and administrative expenses, partially offset by the income tax benefit and the net income contributed by the ECG segment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities for the first quarter of 2005 was ($735,000) compared with $1,050,000 for the same period last year. The significant decrease is primarily due to decreased profitability for the quarter and higher inventory balances, partially offset by lower accounts receivable and higher accounts payable balances.

Net cash provided by (used in) investment activities during the first quarter of 2005 was ($618,000), compared with $865,000 in the same period last year. The decrease is due to increased capital equipment purchases, primarily at our Vermed division and because the first quarter of 2004 reflects maturities of short-term investments that did not reoccur in the first quarter of 2005.

Net cash provided by (used in) financing activities for the first quarter of 2005 was ($557,000) compared with $137,000 in the same period last year. The decrease is primarily due to the repayment of debt on the Comerica bank term loan entered into in March 2004 related to the Vermed acquisition, which includes fixed principal payments of $437,000 and pre-payments of $300,000.

In June 1997, we entered into a five-year lease for an 18,000 square-foot manufacturing facility that also houses our research, development, marketing, sales and administrative activities. The lease was amended in June 2004 to extend the lease through December 31, 2007 and also includes an additional 15,000 square-foot of expansion space. The original contractual lease payments were $22,000 per month, but with the expansion space, they increased in November 2004 to $28,000 per month for 12 months and then to $35,000 per month in November 2005 with a 3% annual increase on each anniversary.

In connection with the acquisition of Vermed in March 2004, we modified our revolving credit line to increase the amount available to $5 million. Under the terms of the revolving credit line, we are required to maintain certain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. We are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line. The revolving credit line has a maturity date of September 14, 2005 and the term loan has a maturity date of March 22, 2008. We believe that based on our existing relationship with Comerica Bank, that we will be able to renew and extend the revolving credit line when it matures later this year. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. Additionally, with the acquisition of Medis in June 2004, we issued letters of credit for $1,007,000 to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The credit available under our revolving credit line is reduced by $1.1 million to cover these letters of credit.

At November 30, 2004, we had net operating loss carryforwards of approximately $23.3 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to the allowance for doubtful accounts receivable, sales returns, inventory obsolescence and warranty reserve. We state these accounting policies in the notes to the financial statements in our annual report on Form10-K/A for the year ended November 30, 2004.

The estimates and assumptions are based on historical experience and existing, known circumstances we believe to be reasonable based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain substantially our entire portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Our interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. As of February 28, 2005, we do not have any short-term investments.

During 2005, our primary exposure to market risk was interest rate risk associated with our variable rate debt. See “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. Based on a one percent change in interest rates on variable rate debt, this would have resulted in annual interest expense fluctuating by approximately $37,000 in 2005.

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

Changes in Internal Controls Over Financial Reporting

We have made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended February 28, 2005 evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 15, 2004, we filed a current report on Form 8-K reporting that we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for the BioZ Dx.

On February 9, 2005, we filed a current report on Form 8-K reporting that the fourth quarter 2004 earnings release and conference call had been rescheduled from February 10, 2005 to March 1, 2005 due to additional requirements under Section 404 of the Sarbanes-Oxley Act.

CARDIODYNAMICS INTERNATIONAL CORPORATION

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed in the Company’s annual report on Form 10-K/A for the fiscal year ended November 30, 2004 and any later filed SEC reports. Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CardioDynamics International Corporation

Date: April 8, 2005	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: April 8, 2005	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)