Form 10-Q
period 2005-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2005-07-11
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2005

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

Yes ☒ No ☐

As of July 1, 2005, 48,803,410 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	May 31, 2005	November 30, 2004
	(Unaudited)
Assets (Pledged)
Current assets:
Cash and cash equivalents	$4,559	$6,801
Accounts receivable, net of allowance for doubtful accounts of $1,965 in 2005 and $2,400 in 2004	8,101	11,674
Inventory, net	6,147	4,647
Current portion of long-term and installment receivables	1,152	1,518
Deferred tax assets, current portion	2,046	2,046
Prepaid expenses	835	537
Other current assets	78	34

Total current assets	22,918	27,257
Long-term receivables, net	1,470	1,248
Property, plant and equipment, net	5,656	5,123
Intangible assets, net	3,993	4,550
Goodwill	11,463	11,186
Deferred tax assets	9,328	8,595
Other assets	65	71

Total assets	$54,893	$58,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable including related party of $133 at May 31, 2005 and $145 at November 30, 2004	$2,542	$2,781
Accrued expenses and other current liabilities	236	606
Accrued compensation	1,692	2,009
Income taxes payable	—	37
Current portion of deferred revenue	227	256
Current portion of deferred acquisition payments	172	191
Provision for warranty repairs – current	104	99
Current portion of long-term debt	1,837	1,785

Total current liabilities	6,810	7,764

Long-term portion of deferred revenue	76	90
Long-term portion of deferred rent	522	323
Long-term portion of deferred acquisition payments	468	670
Provision for warranty repairs – long-term	335	310
Long-term debt, less current portion	2,995	3,945

Total long-term liabilities	4,396	5,338

Total liabilities	11,206	13,102

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

(In thousands)

	May 31, 2005	November 30, 2004
	(Unaudited)
Commitments and contingencies
Minority interest	217	194
Shareholders’ equity: Preferred stock, 18,000 shares authorized, no shares issued or outstanding at May 31, 2005 or November 30, 2004	—	—
Common stock, no par value, 100,000 shares authorized, issued and outstanding 48,801 shares at May 31, 2005 and 48,721 shares at November 30, 2004	62,280	62,063
Accumulated other comprehensive income (loss)	(7)	149
Accumulated deficit	(18,803)	(17,478)

Total shareholders’ equity	43,470	44,734

Total liabilities and shareholders’ equity	$54,893	$58,030

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net sales	$9,370	$10,270	$19,048	$18,285
Cost of sales	4,077	2,880	7,424	4,735

Gross margin	5,293	7,390	11,624	13,550

Operating expenses:
Research and development	587	1,225	1,251	2,058
Selling and marketing	4,339	4,293	9,522	8,306
General and administrative	1,102	762	2,439	1,339
Amortization of intangible assets	92	78	223	78

Total operating expenses	6,120	6,358	13,435	11,781

Income (loss) from operations	(827)	1,032	(1,811)	1,769

Other income (expense):
Interest income	53	90	109	186
Interest expense	(89)	(64)	(190)	(65)
Foreign currency gain	33	—	23	—
Other, net	(4)	—	(7)	—

Other income (expense), net	(7)	26	(65)	121

Income (loss) before income taxes and minority interest	(834)	1,058	(1,876)	1,890
Minority interest in income (loss) of subsidiary	7	—	(21)	—
Income tax benefit (provision)	145	(100)	572	(171)

Net income (loss)	$(682)	$958	$(1,325)	$1,719

Net income (loss) per common share:
Basic	$(.01)	$.02	$(.03)	$.04

Diluted	$(.01)	$.02	$(.03)	$.03

Weighted-average number of shares used in per share calculation:
Basic	48,792	47,396	48,771	46,975

Diluted	48,792	50,326	48,771	49,926

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended May 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,325)	$1,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in income of subsidiary	21	—
Deferred income tax	(733)	—
Depreciation	324	192
Amortization of intangible assets	223	78
Provision for warranty repairs, net	30	(73)
Provision for doubtful accounts, net	(435)	282
Provision for (reduction in) doubtful long-term receivables	(6)	28
Stock based compensation expense	—	7
Other non-cash items, net	(11)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions in 2004:
Accounts receivable	4,008	55
Inventory	(1,500)	(516)
Long-term and installment receivables and note receivable	150	156
Prepaid expenses	(298)	(112)
Other current assets	(44)	(7)
Other assets	(8)	(211)
Accounts payable	(239)	375
Accrued expenses and other current liabilities	(394)	34
Accrued compensation	(317)	(14)
Income taxes payable	(37)	39
Deferred revenue	(43)	(76)
Deferred rent	199	(8)

Net cash provided by (used in) operating activities	(435)	1,948

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited - In thousands)

	Six Months Ended May 31,
	2005	2004
Cash flows from investing activities:
Maturities of short-term investments	—	3,877
Purchases of property, plant and equipment	(930)	(456)
Purchases of businesses, net of cash acquired	(4)	(12,419)

Net cash used in investing activities	(934)	(8,998)

Cash flows from financing activities:
Proceeds from issuance of debt	337	7,000
Repayment of debt	(1,211)	(295)
Payment of deferred acquisition costs	(198)	—
Exercise of stock options and warrants	217	1,133
Issuance of common stock, net	—	4

Net cash provided by (used in) financing activities	(855)	7,842

Effect of exchange rate changes on cash and cash equivalents	(18)	—

Net increase (decrease) in cash and cash equivalents	(2,242)	792
Cash and cash equivalents at beginning of period	6,801	4,762

Cash and cash equivalents at end of period	$4,559	$5,554

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$171	$62

Income taxes	$155	$132

Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain on available-for-sale securities, less deferred tax effect	$—	$5

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited - In thousands)

	Six Months Ended May 31,
	2005	2004
Supplemental non-cash disclosures of purchase of business:
Accounts receivable	$—	$468
Inventory	—	992
Property and equipment	—	2,527
Goodwill	—	9,798
Intangible assets	—	4,000
Accounts payable	—	(795)
Other long-term liabilities	—	(71)

Total purchase price	—	16,919
Less cash paid	—	(12,419)

Common stock issued	$—	$4,500

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Basis of Presentation

The information contained in this report is unaudited, but in the Company’s opinion reflects all adjustments including normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of November 30, 2004 is derived from the November 30, 2004 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2004 as presented in the Company’s Annual Report on Form 10-K/A. Financial presentations for prior periods have been reclassified to conform to current period presentation. The consolidated results of operations for the three and six months ended May 31, 2005 and cash flows for the six months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2005.

Stock-Based Compensation

The Company has implemented the disclosure provisions of SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options granted to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as amended. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company recognizes any resulting compensation expense over the associated service period, which is generally the option vesting term.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	General - (Continued)

The weighted-average fair value of options granted during the three months ended May 31, 2005 and 2004 was $1.39 and $2.87 and for the six months ended May 31, 2005 and 2004 was $1.88 and $3.40, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Expected volatility	61.9%	63.4%	61.1%	75.2%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.75%	2.1%	3.45%	2.1%
Expected life	3.7 years	3.1 years	3.7 years	3.1 years

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 148 and SFAS No. 123 to all outstanding and unvested awards in each period (In thousands except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(682)	$958	$(1,325)	$1,719
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	—	3	—	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(525)	(557)	(1,043)	(1,090)

Pro forma net income (loss)	$(1,207)	$404	$(2,368)	$636

Earnings (loss) per common share:
As reported – basic	$(.01)	$.02	$(.03)	$.04

As reported – diluted	$(.01)	$.02	$(.03)	$.03

Pro forma – basic	$(.02)	$.01	$(.05)	$.01

Pro forma – diluted	$(.02)	$.01	$(.05)	$.01

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	General - (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per share are the same for the three and six months ended May 31, 2005 as all potentially dilutive securities are antidilutive. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock (In thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Weighted average common shares outstanding - basic	48,792	47,396	48,771	46,975
Effect of dilutive securities:
Stock options	—	2,092	—	2,099
Warrants	—	838	—	852

Dilutive potential shares	—	2,930	—	2,951

Weighted average common shares outstanding - dilutive	48,792	50,326	48,771	49,926

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended May 31, 2005 and 2004 as their effect was antidilutive (In thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Stock options	4,309	227	3,452	334
Warrants	—	—	—	—

Total	4,309	227	3,452	334

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	General - (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning December 1, 2005.

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. CardioDynamics must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while retrospective methods would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company’s first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	General - (Continued)

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s results of operations and financial condition:

•	SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4; and

•	SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.

2.	Business Combinations

Vermed Acquisition

On March 22, 2004, the Company acquired substantially all of the assets and certain liabilities of Vermed. Vermed is a manufacturer of electrodes and related supplies used in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. Vermed is located in Bellow Falls, Vermont. The final purchase price consisted of $12 million in cash, $533,000 of acquisition costs, and the issuance to Vermont Medical, Inc. of 745,733 shares of the Company’s common stock valued at $4.5 million. The Vermed acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible assets has been recorded as goodwill.

The following unaudited pro forma consolidated information is presented as if the March 2004 acquisition of Vermed occurred on December 1, 2003. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the three and six months ended May 31, 2004 are as follows (In thousands):

	Three Months Ended May 31, 2004	Six Months Ended May 31, 2004
Net sales	$10,750	$20,856
Net income	1,198	1,886
Earnings per share:
Basic	$.03	$.04
Diluted	$.02	$.04

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

2.	Business Combinations – (Continued)

Medis Acquisition

On June 2, 2004, the Company acquired 80% of all outstanding shares of Medis, a privately held European cardiology and vascular device company. Medis is located in Ilmenau, Germany and develops, manufactures and sells ICG and venous blood flow products. Medis operates as a majority-owned subsidiary of CardioDynamics and Dr. Olaf Solbrig, co-founder of Medis, continues as Managing Director. Dr. Solbrig and his partner retain a 20% minority interest in Medis. The purchase price consisted of Euros 800,000 ($985,000) in cash at the date of acquisition, Euros 760,000 (at present value of $806,000 using a 5% discount rate) to be paid over five years in equal installments, the issuance of 100,000 shares of the Company’s common stock valued at $636,000 and $412,000 of estimated acquisition costs.

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

The Company’s reportable operating segments are as follows:

Impedance Cardiography (“ICG”)

The ICG segment consists primarily of the development, manufacture and sales of the BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body and are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold through the Company’s direct sales force and distributors to physicians and hospitals throughout the world. Following the acquisition of Medis in June 2004, the ICG segment also includes diagnostic and monitoring devices such as the Niccomo and Cardioscreen monitors and the Rheoscreen family of measurement devices.

In December 2004, we received FDA 510(k) clearance on the first phase of the BioZ Dx. The BioZ Dx has improved signal processing and features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.	Segment and Related Information – (Continued)

In June 2005, we received FDA 510(k) clearance on the second phase of the BioZ Dx. The second phase of the BioZ Dx is the combined ICG/ECG device which includes 12-lead ECG capability which provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Market release is expected to commence in the third quarter of 2005. Existing BioZ Dx customers will be able to add the 12-lead diagnostic ECG capability with a convenient field upgrade.

Electrocardiography (“ECG”)

The ECG segment designs, manufactures and sells electrocardiogram electrodes and related supplies through the Company’s Vermed subsidiary acquired in March 2004. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians.

Set forth below is segment information for the Company’s reporting segments for the three and six months ended May 31, 2005 and 2004. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other”, includes elimination of intersegment sales (In thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net sales:
ICG	$6,855	$8,251	$14,101	$16,266
ECG	2,515	2,019	4,947	2,019
Intersegment	273	—	618	—
Other	(273)	—	(618)	—

Consolidated net sales	9,370	10,270	19,048	18,285

Gross margin:
ICG	4,294	6,649	9,556	12,809
ECG	999	741	2,068	741

Consolidated gross margin	5,293	7,390	11,624	13,550

Continued

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Gross margin as a percentage of sales:
ICG	62.6%	80.6%	67.8%	78.7%
ECG	39.7%	36.7%	41.8%	36.7%
Consolidated gross margin as a percentage of net sales	56.5%	72.0%	61.0%	74.1%
Income (loss) before income taxes and minority interest:
ICG	$(580)	$1,003	$(1,394)	$2,069
ECG	391	425	917	425

Income (loss) before income taxes and minority interest of reportable segments	(189)	1,428	(477)	2,494
Corporate unallocated	(645)	(370)	(1,399)	(604)

Consolidated income (loss) before income taxes and minority interest	$(834)	$1,058	$(1,876)	$1,890

	May 31, 2005	November 30, 2004
Total assets:
ICG	$25,093	$28,470
ECG	20,867	19,266

Total assets of reportable segments	45,960	47,736
Corporate unallocated	8,933	10,294

Consolidated total assets	$54,893	$58,030

During the three and six months ended May 31, 2005, the Company had a single major customer, Physician Sales and Services (PSS), that exceeded 10% of total net sales. The net revenues from PSS, included in both ICG and ECG segment net sales, for the three and six months ended May 31, 2005 totaled $1,644,000 and $4,026,000 respectively. For the three months and six months ended May 31, 2004, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Inventory

Inventory consists of the following (In thousands):

	May 31, 2005	November 30, 2004
Electronic components and subassemblies	$2,333	$2,182
Finished goods	2,917	1,705
Demonstration units	1,838	1,369
Less provision for obsolete inventory	(592)	(350)
Less provision for demonstration inventory	(349)	(259)

Inventory, net	$6,147	$4,647

5.	Long-Term Receivables

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

Long-term receivables consist of the following (In thousands):

	May 31, 2005	November 30, 2004
Long-term receivables, net of deferred interest	$2,907	$2,748
Less allowance for doubtful long-term receivables	(354)	(359)

	2,553	2,389
Less current portion of long-term receivables	(1,083)	(1,141)

Long-term receivables, net	$1,470	$1,248

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following (In thousands):

	Estimated Useful Life (In years)	May 31, 2005	November 30, 2004
Land	—	$187	$192
Building and improvements	5-35	2,663	2,514
Computer software and equipment	3-5	1,631	1,546
Manufacturing, lab equipment and fixtures	3-20	2,354	2,162
Office furniture and equipment	3-8	345	351
Sales equipment and exhibit booth	3-5	73	73
Auto	5	19	21
Construction in progress	—	391	—

		7,663	6,859
Less accumulated depreciation and amortization		(2,007)	(1,736)

Property, plant and equipment, net		$5,656	$5,123

7.	Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other identifiable intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated amortization expense for the years ending November 30, 2006 is $500,000, 2007 is $500,000, 2008 is $498,000, 2009 is $493,000 and 2010 is $493,000.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Goodwill and Intangible Assets – (Continued)

The Company recorded $9,521,000 of goodwill at the acquisition date related to Vermed and $1,906,000 related to Medis. During the six months ended May 31, 2005, goodwill was increased by a total of $277,000, consisting of Vermed $21,000 and Medis $256,000 primarily due to additional acquisition related costs and adjustments based on the final valuation of Medis’ amortizable intangible assets.

Identifiable intangible assets which consists of the following: (In thousands)

	Estimated Life (in years)	May 31, 2005			November 30, 2004
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(346)	$2,554	$2,900	$(201)	$2,699
OEM relationships	10	900	(107)	793	900	(62)	838
Proprietary gel formulas	15	100	(8)	92	100	(5)	95
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 to 7	408	(86)	322	781	(68)	713
Patents	5	141	(9)	132	108	(3)	105

		$4,549	$(556)	$3,993	$4,889	$(339)	$4,550

8.	Product Warranties

The Company warrants that their stand-alone BioZ Systems shall be free from defects for a period of 60 months (on the BioZ Dx) and 12 months (on the BioZ.com) from the date of shipment on each new system sold in the United States and for 13 months on systems sold internationally and on refurbished or demonstration systems. Additional years of warranty can be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.	Product Warranties - (Continued)

expenditures change over the product’s life cycle. If actual warranty expenditures differ substantially from the Company’s estimates, revisions to the warranty provision would be required.

The following table summarizes information related to the Company’s warranty provision for the six months ended May 31, 2005 and the year ended November 30, 2004 (In thousands):

	Six Months Ended May 31, 2005	Year Ended November 30, 2004
Beginning balance	$409	$634
Provision for warranties issued	48	234
Warranty expenditures incurred	(136)	(147)
Adjustments and expirations	118	(312)

Ending balance	$439	$409

9.	Long-term Debt

Long-term debt consists of the following (In thousands):

	May 31, 2005	November 30, 2004
Secured bank loan payable to Comerica Bank at 6.5% at May 31, 2005 and 5.5% at November 30, 2004 (matures March 2008)	$4,058	$5,233
Secured bank loans payable to Sparkasse Arnstadt- Ilmenau at 5.5% and 5.9% (mature August 2021)	380	412
Note payable to Vermont Economic Development Authority (VEDA) at 3.5% at May 31, 2005 (matures January 2012)	320	—
Capital leases	74	85

Long-term debt	4,832	5,730
Less current portion	(1,837)	(1,785)

	$2,995	$3,945

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

10.	Other Comprehensive Income

Other comprehensive income (loss) consists of the following (In thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(682)	$958	$(1,325)	$1,719
Unrealized gain (loss) on available-for-sale securities	—	13	—	5
Foreign currency translation adjustments	(192)	—	(156)	—

Total other comprehensive income (loss)	$(874)	$971	$(1,481)	$1,724

11.	Financing Agreements

The Company’s revolving credit line with Comerica Bank is currently $5 million and matures September 14, 2005. The Company also has an outstanding term loan with Comerica Bank related to the acquisition of Vermed that has a maturity date of March 22, 2008. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. Under the terms of the revolving credit line, the Company is required to maintain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. As of May 31, 2005, the Company is in compliance with the covenants and management does not believe that any covenants are reasonably likely to materially limit the Company’s ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line at May 31, 2005 and 2004.

With the acquisition of Medis in June 2004, the Company issued letters of credit for $948,000 (760,000 Euro) to secure the deferred acquisition payments payable to the minority shareholders of Medis to be paid annually over five years from 2005 to 2009. The credit available under the Company’s revolving credit line is reduced by $1.1 million to cover these letters of credit. In addition, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank, which total 315,000 Euros ($386,000) at the acquisition date. One of the loans bears interest at a fixed rate of 5.5% through July 2006, and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 5.9% through July 2011, and then the bank has the right to adjust the rate. Both loans mature in August 2021 and are secured by a pledge of the building.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.	Financing Agreements – (Continued)

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to a maximum loan availability of $480,000 with the Vermont Economic Development Authority (VEDA) to assist with the purchase and installation of custom designed manufacturing equipment. The interest rate is adjustable at 0.75% less than the tax exempt rate and the loan matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. The note payable is guaranteed by CardioDynamics and is secured by the manufacturing equipment which will approximate $1.2 million upon project completion.

12. Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at May 31, 2005 totaling $968,000 that includes both a standby letter of credit of $20,000 which expires in June 2005 and $948,000 (Euros 760,000), which expire in June 2009 to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years from 2005 to 2009. The deferred acquisition payments are included in current and long-term liabilities in the consolidated balance sheet as of May 31, 2005.

Operating leases

In June 2004, the Company amended the operating lease on its manufacturing facility in San Diego, California, which also houses its research, development, marketing, sales and administrative activities. Under the terms of the amendment, the original 18,000 square-foot facility was expanded by an additional 15,000 square-feet and the lease term was extended on the original space by two years to December 31, 2007. On March 15, 2005, the Company again amended the lease terms to provide an additional tenant improvement allowance of $197,000 for the construction of building improvements and extend the lease term by two additional years to December 31, 2009. The monthly lease payments were adjusted to $26,652 through October, 2005 and then increase to $33,403 through October, 2006 with a 3% annual increase on each anniversary date thereafter. The total lease commitments based on amended terms for the period of August 1, 2004 to December 31, 2009 will be approximately $1.7 million.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.	Commitments and Contingencies – (Continued)

Assets pledged on loans

In March 2004, the revolving line of credit was increased to $5 million and the Company borrowed $7 million on a term loan in connection with the Vermed acquisition. The Company has pledged all assets as collateral and security in connection with the bank term loan and revolving credit line agreement.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to a maximum loan availability of $480,000 with VEDA to assist with the purchase and installation of custom designed manufacturing equipment. The note payable is guaranteed by CardioDynamics and secured by the manufacturing equipment which will approximate $1.2 million upon project completion.

Contingent obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $388,000 (310,800 Euros, which represents the Company’s 80% share) if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

The grant subsidies were used to assist with the construction of the building now occupied and used for Medis’ business operations. The following conditions must be maintained:

•	Number of employees must be retained at a minimum level;

•	Medis must manufacture at least 50% of it sales volume in medical or comparable devices;

•	The Medis business is not allowed to be discontinued or transferred to another owner without transferring the aforementioned conditions and contingent liability associated with the government grant provisions.

13.	Related Party Transactions

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc. (Rivertek), of which the Chief Technology Officer of the Company is a 100% beneficial owner. The amounts payable to Rivertek at May 31, 2005 and November 30, 2004 were $133,000 and $145,000, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding the Company’s plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q reflects the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2004, which attempts to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes that appear elsewhere in this document and the Company’s audited financial statements for the fiscal year ended November 30, 2004, as well as the other interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended May 31, 2005 and 2004)

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

Our lead products, the BioZ ICG Monitors and the BioZ ICG Module for GE Healthcare patient monitoring systems, have been cleared by the U.S. Food and Drug Administration (FDA) and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment. In December 2004, we received FDA 510(k) clearance on the Phase I BioZ Dx ICG Monitor. The new BioZ Dx ICG Monitor has significant signal processing improvements and features an integrated full-page thermal printer, color display screen and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005. In June 2005, we received FDA 510(k) clearance on the second phase of the BioZ Dx which adds 12-lead ECG capability. This combined ICG/ECG device provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Existing BioZ Dx customers will be able to add the 12-lead diagnostic ECG capability with a convenient field upgrade. Market release of the 12-lead ECG capability is expected to commence in the third quarter of 2005.

The aging of the worldwide population along with continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends that are helping drive adoption of our BioZ ICG Systems. We believe that these trends are likely to continue into the foreseeable future and should provide continued growth prospects for our Company. There is often a slow adoption of new technologies in the healthcare industry, even technologies that ultimately become widely accepted. Making physicians aware of the availability and benefits of a new technology, changing physician habits, the time required to secure adequate reimbursement levels, and the malpractice and legal issues that overlay the healthcare industry are all factors that tend to slow the rate of adoption for new medical technologies. We have invested a significant amount of our resources in clinical trials, which, if results prove successful, should contribute to further physician acceptance and market adoption of our technology. As with any clinical trial, there is not absolute assurance of the desired positive outcome.

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

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, motivate, focus and retain the necessary sales and clinical personnel to meet our sales productivity and sales growth objectives. Our management team devotes a considerable amount of time to assuring that we are mitigating these and other risks, described in the risk factor section of our Annual Report on Form 10-K/A for the year ended November 30, 2004, to the greatest extent possible.

Following is a list of some of the key milestones we achieved in the second quarter of 2005:

•	Vermed’s award of a multi-source, three-year contract with Premier Purchasing Partners LLP, the group purchasing division of Premier, Inc. and one of the largest healthcare alliances in the United States;

•	Increased growth of our recurring sensor revenue;

•	Presentation of the multi-center CONTROL study demonstrating that use of the BioZ ICG was more than two times better than standard care for achievement of blood pressure control in mild to moderate hypertensive patients; and

•	Presentation of a study conducted by researchers at the University of Texas Southwestern Medical Center at Dallas showing BioZ use reduced the incidence of low blood pressure by 52% in women undergoing cesarean section.

We also faced some challenges in the second quarter and first half of 2005:

•	Lack of incremental sales productivity from team distribution sales approach;

•	Effects of Medicare ICG policy clarification that served to restrict reimbursement for the use of ICG for hypertension in all but resistant hypertensive patients; and

•	Lengthened sales cycle and decreased average selling prices due to the emergence of lower-priced ICG competition.

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

We derive most of our ICG segment revenue from the sale of our BioZ ICG Monitors and associated sensors, which are consumed each time a patient test is performed. In the three and six months ended May 31, 2005, 27% and 24%, respectively, of our total ICG revenue came from our disposable sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, 12% in 2002, 17% in 2003 and 19% in 2004. We have now shipped more than 3.8 million sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ ICG Systems. We believe our CAS investment has served to maintain the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

ECG Segment

The ECG segment designs, manufactures and sells electrocardiogram electrode sensors and related supplies through our Vermed division acquired in March 2004. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We believe that the acquisition will continue to improve on our predictability of operating results by increasing the recurring sensor revenue mix of our business. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 46% and 44% of our overall Company revenue in the three and six months ended May 31, 2005, respectively.

Net Sales of ICG Segment – Net sales for the three months ended May 31, 2005 were $6,855,000 compared with $8,251,000 in the same quarter last year in 2004, a decrease of $1,396,000 or 17%. Net sales for the six months ended May 31, 2005 were $14,101,000 compared with $16,266,000 in the same period last year in 2004, a decrease of $2,165,000 or 13%. The sales decrease in both periods was due primarily to lower BioZ® placements by our domestic direct sales force and lower average selling prices of our BioZ Systems. We sold 243 (includes 118 new BioZ Dx systems) and 481 (includes 201 new BioZ Dx systems) ICG Monitors and Modules, respectively, in the three and six months ended May 31, 2005, down from 315 and 573 ICG Monitors and ICG Modules respectively, sold in the same periods last year.

Although we have increased our investment in our direct sales force, broadened our usage of U.S. distributors and expanded the number of sales regions, we experienced a decline in our domestic sales force productivity. Net sales for the three months ended May 31, 2005 by our domestic direct sales force, which targets physician offices and hospitals, decreased by $1,631,000 or 21% to $6,005,000, down from $7,636,000 in the same quarter last year. Net sales for the six months ended

May 31, 2005 by our domestic direct sales force decreased by $2,792,000 or 19% to $12,239,000, down from $15,031,000 in the same period last year. We believe that the decline in the three and six months ended May 31, 2005 is the result of several factors including:

•	Significant time commitment of our sales personnel as they transition from a direct only sales model to a team selling model involving two large physician office distributors (Physician Sales and Service and the Caligor Division of Henry Schein);

•	Retargeting of our sales force toward cardiologists, CHF clinics and larger physician practices as a result of the Medicare clarification issued in 2004 limiting hypertension ICG coverage to patients on three or more drugs;

•	A relatively new sales associate base with approximately 20% hired within the first half of 2005;

•	Disruption caused by realignment of our sales regions;

•	Launch of the new BioZ Dx product late in the first quarter which delayed certain deals in process and some of our sales associates did not have the same comfort level in performing product demonstrations using the new product as they did with the BioZ.com system; and

•	Lengthened sales cycles and lower average selling prices of BioZ Systems due to the emergence of competition.

While we believe that we have addressed most of these factors, we also believe that both the Medicare clarification and the emergence of competition will continue to have an impact on our results in subsequent periods.

The shortfall in the domestic ICG market was partially offset by increases of 41% and 74% in international sales for the three and six months ended May 31, 2005, respectively, which included sales by our Medis division. For the three and six months ended May 31, 2005, international sales were $676,000 and $1,621,000, up from $479,000 and $930,000 recorded in the same periods last year. The sales increase in both periods is largely the result of utilizing our international sales team to expand the sales growth of Medis ICG products. Due to the acquisition of Medis on June 2, 2004, the prior year periods do not include Medis sales as in the current year periods.

Each time our BioZ products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 10% in the three months ended May 31, 2005 to $1,818,000, representing 27% of ICG net sales (19% of consolidated net sales), up from $1,658,000 or 20% of ICG net sales in the same quarter last year. For the six months ended May 31, 2005, recurring ICG sensor revenue increased 6% to $3,442,000, representing 24% of ICG net sales (18% of consolidated net sales), up from $3,196,000 or 20% of ICG net sales in the same period last year. We offer a Discount Sensor Program to our domestic outpatient customers that provides significant discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors will continue to increase as well.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ Systems of $100,000 and $214,000 for the three months ended May 31, 2005 and 2004, respectively and $209,000 and $446,000 in the six months ended May 31, 2005 and 2004, respectively.

Net Sales of ECG Segment – Net sales of ECG electrodes by our Vermed division for the three months ended May 31, 2005 and 2004 were $2,515,000 and $2,019,000, respectively. For the six months ended May 31, 2005 and 2004 were $4,947,000 and $2,019,000, respectively. Due to the acquisition of Vermed on March 22, 2004, the prior year periods do not include a comparable number of days to the current year periods.

Gross Margin of ICG Segment – Gross margin for the three months ended May 31, 2005 and 2004 was $4,294,000 and $6,649,000, respectively. For the three months ended May 31, 2005, gross margin as a percentage of sales was 63%, down from 81% in the same quarter last year. Gross margin for the six months ended May 31, 2005 and 2004 was $9,556,000 and $12,808,000, respectively. For the six months ended May 31, 2005, gross margin as a percentage of sales decreased to 68% from 79% in the same period last year. The decrease in gross margin in the three and six months ended May 31, 2005 was primarily due to higher raw material costs associated with the BioZ Dx, lower average selling prices of the BioZ systems and a $294,000 increase in our inventory provision for BioZ.com demo systems. In addition, last year’s second quarter of 2004 reflected a higher gross margin due to a $233,000 reduction in the warranty accrual requirement based on improved warranty repair cost and frequency data.

As the market matures and penetration increases, we believe that prices will naturally decline, as ICG technology becomes more of a standard of care, potentially driving our gross margin to lower levels. The commercial release of our multi-function second phase BioZ Dx should serve to support our BioZ System average sales prices in the near term, however, because we purchase a portion of the system from Philips, the manufactured cost of the BioZ Dx is higher than the BioZ.com.

Gross Margin of ECG Segment– Gross margin for the three months ended May 31, 2005 and 2004 was $999,000 and $741,000, respectively. As a percentage of net ECG sales, gross margin was 36% in the three months ended May 31, 2005 as compared with 37% in the same quarter last year. The slight decrease in gross margin percentage is due to lower margins associated with a greater mix of distributor sales, along with increased employee benefit costs. Gross margin for the six months ended May 31, 2005 and 2004 was $2,068,000 and $741,000, respectively. Due to the acquisition of Vermed on March 22, 2004, the prior year periods do not include a comparable number of days to the current year periods, however, as a percentage of net ECG sales, gross margin was 37% in both of the six month periods ended May 31, 2005 and 2004.

Research and Development for ICG Segment - Research and development expenses in the ICG segment decreased 55% in the three months ended May 31, 2005 to $545,000 from $1,198,000 in the same quarter in 2004. For the six months ended May 31, 2005, these expenditures decreased 42% to $1,175,000, from $2,031,000 in the same period last year. The decrease in both periods is primarily attributed to reduced investments required for the development and testing of the Phase I BioZ Dx and the Phase II ICG/ECG product capability co-developed with Philips. This was partially offset by $88,000 and $167,000 of Medis research and development spending in the three and six months ended May 31, 2005. Also contributing to lower R&D expenses in the three and six months was reduced spending on clinical studies as these move out of the trials phase into the data analysis and publication phase.

Research and Development for ECG Segment – Research and development expenses for the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment R&D expenses were $42,000 and $27,000 in the three months ended May 31, 2005 and 2004, respectively. For the six months ended May 31, 2005 and 2004, research and development expenses were $76,000 and $27,000, however due to the acquisition of Vermed on March 22, 2004, the prior year periods do not include a comparable number of days to what is included in the current year.

Selling and Marketing for ICG Segment - Selling and marketing expenses for the ICG segment for the three months ended May 31, 2005 were $4,029,000, compared with $4,134,000 in the comparable quarter last year, a decrease of 3%. The decrease in selling and marketing expenses is primarily attributed to improved accounts receivable collections in the second quarter of 2005 which resulted in a reduction in the required allowance for doubtful accounts, lower national convention and tradeshow expenses and decreased expensed product material costs. As a percentage of ICG net sales, selling and marketing expenses increased to 59% for the three months ended May 31, 2005, compared with 50% for the same quarter last year. The increased percentage of selling and marketing expenses to ICG net sales is due to lower net ICG sales in the current quarter.

Selling and marketing expenses for the ICG segment in the six months ended May 31, 2005 was $8,925,000, compared with $8,073,000 in the comparable period last year, an increase of 11%. The ICG segment expense growth was due primarily to an overall 17% increase in the average number of field sales personnel compared with the same period last year and higher expensed product material costs related to the launch of the new BioZ Dx product. In order to better manage our sales associates and serve our customer base, in the first quarter of 2005, we expanded the number of sales regions from four to six regions. In addition, we have made a concerted effort to broaden our sales reach through our new distribution partners. These initiatives required additional investment in the education and training of our direct sales force and distributors, which we believe will improve our ability to generate increased equipment and recurring sensor revenue in the longer term. As a percentage of ICG net sales, selling and marketing expenses increased to 63% for the six months ended May 31, 2005, compared with 50% for the same period last year. One of our primary objectives over the next several years is to increase field sales productivity and to reduce selling and marketing expenses as a percentage of net sales.

Selling and Marketing for ECG Segment - Selling and marketing expenses for the ECG segment are primarily for Vermed’s telemarketing, customer service and the OEM sales team. In the three months ended May 31, 2005 and 2004, ECG segment selling and marketing expenses were $250,000 and $85,000 for respectively. For the six months ended May 31, 2005 and 2004, selling and marketing expenses for the ECG segment were $472,000 and $85,000, respectively. Due to the acquisition of Vermed on March 22, 2004, the prior year periods do not include a comparable number of days to the current year periods, however, as a percentage of net ECG sales, selling and marketing expenses increased to 9% for the three and six months ended May 31, 2005, compared with 4% in the same periods last year.

Selling and Marketing for Corporate Unallocated – Corporate unallocated selling and marketing expenses primarily relate to our corporate business development function, which assists in targeting new market opportunities through acquisitions, complementary technologies and technology development. For the three months ended May 31, 2005 these expenses were $60,000 as compared to $73,000 in the prior year. For the six months ended May 31, 2005 and 2004, corporate unallocated selling and marketing expenses were $125,000 and $147,000, respectively.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the three months ended May 31, 2005 were $395,000, up 6% from $373,000 respectively from the same quarter last year. For the six months ended May 31, 2005 and 2004, general and administrative expenses for the ICG segment were $943,000 and $750,000. The overall expense increases in both periods are due to additional headcount to support multi-division consolidation accounting and shortened filing timeframes, annual financial audit fees as well as the inclusion of Medis administrative expenses since their acquisition in June 2004. As a percentage of ICG net sales, general and administrative expenses during the three and six months ended May 31, 2005 increased to 6% and 7% from 5% in both periods in the prior year.

General and Administrative for ECG Segment – General and administrative expenses for the ECG segment in the three months ended May 31, 2005 and 2004 were $196,000 and $129,000, respectively. General and administrative expenses for the ECG segment in the six months ended May 31, 2005 and 2004 were $362,000 and $129,000, respectively. Due to the acquisition of Vermed on March 22, 2004, the prior year periods do not include a comparable number of days to what is included in the current periods. As a percentage of ECG net sales, general and administrative expenses during the three and six months ended May 31, 2005 increased to 7% from 6% in the same period in the prior year.

General and Administrative for Corporate Unallocated – Corporate unallocated items consist of general corporate expenses of a non-segment related nature. For the three months ended May 31, 2005, these unallocated expenses were $511,000, up from $260,000 from the same quarter last year. For the six months ended May 31, 2005, these unallocated expenses were $1,134,000, up from $460,000 from the same period last year. The significant increase in both periods is primarily due to additional headcount, outside consulting and audit fees related to compliance with the provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to internal controls. We anticipate that these increased regulatory compliance requirements will continue to negatively impact our general and administrative costs in future periods.

Amortization of Intangible Assets for ICG Segment – In the three months ended May 31, 2005 and 2004, the ICG segment had ($5,000) and $3,000 of amortization expense. The second quarter of 2005 includes a reduction of prior period amortization expense recorded to reflect the final valuation of identified intangible assets purchased in the acquisition of Medis. For the six months ended May 31, 2005 and 2004, there was $30,000 and $3,000 of amortization expense. The prior year did not include Medis amortization since it was not acquired until the second half of fiscal 2004.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 and $75,000 for the three months ended May 31, 2005 and 2004, respectively. For the six months ended May 31, 2005 and 2004, amortization expense was $193,000 and $75,000, respectively. Due to the acquisition of Vermed on March 22, 2004, the prior year periods do not include a comparable number of days to what is included in the current periods

Other Income (Expense) for the ICG Segment – Interest income for the ICG segment during the three months ended May 31, 2005 was $47,000 as compared with $63,000 in the same quarter last year. For the six months ended May 31, 2005, interest income was $97,000 down from $121,000 in the same period last year. The decrease in both periods is primarily due to lower interest earned on internally financed equipment leases.

Interest expense for the ICG segment was $11,000 during the three months ended May 31, 2005 compared with $1,000 in the same quarter last year. For the six months ended May 31, 2005, interest expense for the ICG segment was $40,000 up from $2,000 in the same period last year. The increases in both periods are primarily attributed to interest attributable to the Medis deferred acquisition liability.

Foreign currency gain for the three and six months ended May 31, 2005 includes $33,000 and $23,000 of foreign currency translation gain resulting from the revaluation of the Medis deferred acquisition liability.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the three months ended May 31, 2005 was $4,000 as compared to $26,000 in the same period last year. For the six months ended May 31, 2005 and 2004, corporate unallocated interest income was $9,000 and $65,000, respectively. The decreases in both periods are due to lower cash balances as a result of cash used to fund the 2004 acquisitions.

Corporate unallocated interest expense is related to the bank term loan from the Vermed acquisition during the second quarter 2004. For the three months ended May 31, 2005 and 2004, corporate unallocated interest expense was $78,000 and $63,000, respectively. For the six months ended May 31, 2005 and 2004, corporate unallocated interest expense was $150,000 and $63,000, respectively. Due to the acquisition of Vermed on March 22, 2004 and Medis on June 2, 2004, the prior year periods do not include a comparable number of days as what is included in the current periods.

Income Tax Benefit (Provision) – For the three months ended May 31, 2005, we recorded a tax benefit of $145,000 for income taxes, compared with an income tax provision of ($100,000) for the same quarter last year. For the six months ended May 31, 2005, we recorded a tax benefit of $572,000 for income taxes, compared with an income tax provision of ($171,000) for the same period last year. This shift is due to the pre-tax loss reported in the second quarter and first half of 2005 as compared with pre-tax income reported in same periods last year. The year-to-date effective tax rate decreased from 41% in the first quarter of 2005 to 30% in the second quarter 2005.

Minority Interest in Income of Subsidiary – For the three and six months ended May 31, 2005 the minority interest in the income (loss) of Medis was $7,000 and ($21,000), respectively, which represents the 20% minority share retained by the sellers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended May 31, 2005 was $435,000 compared with an operating cash provision of $1,948,000 in the same period last year. The significant decrease is primarily due to decreased profitability in the first half of 2005 and higher inventory balances, offset by lower accounts receivable balances resulting from improved collections during the second quarter 2005.

Net cash used in investing activities for the six months ended May 31, 2005 was $934,000, compared with $8,998,000 in the same period last year. The prior year cash use reflects maturities of short-term investments that did not reoccur in the 2005, as well as the acquisition of Vermed.

Net cash used in financing activities for the six months ended May 31, 2005 was $855,000 compared with a financing cash provision of $7,842,000 in the same period last year. The decrease is primarily due to lower proceeds received from the exercise of stock options and warrants in the current period and the repayment of debt on the bank term loan entered into in March 2004 related to the Vermed acquisition. The repayments include fixed principal payments of $874,000 and pre-payments of $300,000 during the six-month period in 2005 while the prior year period reflects the term loan proceeds of $7,000,000 related to the Vermed acquisition.

In June 2004, we amended the operating lease on our manufacturing facility in San Diego, California which also houses our research, development, marketing, sales and administrative activities. Under the terms of the amendment, the original 18,000 square-foot facility was expanded by an additional 15,000 square-feet and the lease term was extended on the original space by two years to December 31, 2007. On March 15, 2005, we again amended the lease terms to provide an additional tenant improvement allowance of $197,000 for the construction of building improvements and extend the lease term by two additional years to December 31, 2009. The monthly lease payments were adjusted to $26,652 through October, 2005, and then increase to $33,403 through October, 2006 with a 3% annual increase on each anniversary date thereafter. The total lease commitments based on amended terms for the period of August 1, 2004 to December 31, 2009 will be approximately $1.7 million.

In connection with the acquisition of Vermed in March 2004, we modified our revolving credit line to increase the amount available to $5 million. Under the terms of the revolving credit line, we are required to maintain certain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. We are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line. The revolving credit line has a maturity date of September 14, 2005, and the term loan has a maturity date of March 22, 2008. We believe that based on our existing relationship with Comerica Bank, that we will be able to renew and extend the revolving credit line when it matures later this year. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets.

With the acquisition of Medis in June 2004, we issued letters of credit for $948,000 to secure the deferred acquisition obligation payable to the minority shareholders of Medis to be paid annually over five years through 2009. The credit available under our revolving credit line is reduced by $1.1 million to cover these letters of credit.

In April 2005, we paid the first installment of $197,000 and based on the terms of the letter of credit agreement, the outstanding balance will automatically be reduced in June 2005 by the amount of the first installment.

In March 2005, our Vermed subsidiary entered into a loan and promissory note agreement with the Vermont Economic Development Authority (VEDA) to assist with the purchase and installation of custom designed manufacturing equipment. The maximum loan availability under the loan agreement is $480,000. The loan carries an adjustable interest rate of 0.75% less than the tax exempt rate and matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. The loan is guaranteed by CardioDynamics and is secured by a pledge on the cost of the custom designed manufacturing equipment which will approximate $1.2 million upon project completion.

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

We believe that over the next 12 months our current cash and cash equivalents, operating cash flows and availability under our revolving line of credit will be sufficient to support our ongoing operating and investing requirements, capital expenditures and to meet the working capital requirements of anticipated future growth. As we continue to pursue opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company’s first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for the SFAS 123R, Share-Based Payment. Under SFAS 123R, public companies would have been required to implement the standard as of the beginning of the first interim period or annual period that begins after June 15, 2005. The SEC’s new rule allows public companies to implement SFAS 123R at the beginning of their next fiscal year. The Company intends to implement this statement in its first fiscal quarter of 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis, including those related to the allowance for doubtful accounts receivable, sales returns, inventory obsolescence and warranty reserve.

The estimates and assumptions are based on historical experience and existing, known circumstances management believes to be reasonable based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six months ended May 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K/A for the fiscal year ended November 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially all of its portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of May 31, 2005, the company does not have any short-term investments.

During 2005, the Company’s primary exposure to market risk was interest rate risk associated with variable rate debt. See “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. Based on a one percent change in interest rates on variable rate debt, this would have resulted in annual interest expense fluctuating by approximately $41,000 in 2005.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risks related to foreign currency exchange rates, and has concluded that the market risk exposure is not material at this time.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the date of this report, reviewed the Company’s process of gathering, analyzing and disclosing information that is required to be disclosed in its periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Securities Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, the Company’s business, operations and finances.

Based on this evaluation, The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s process provides for timely collection and evaluation of information that may need to be disclosed to investors.

Changes in Internal Controls Over Financial Reporting

The Company completed its initial documentation, evaluation and testing of internal controls over financial reporting for the Vermed division that was acquired in 2004. The Company has made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended May 31, 2005 evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Title

10.1	Third Amendment to Lease between Carr Development & Construction, L.P. and the Company, dated March 15, 2005.

31.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

CARDIODYNAMICS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CardioDynamics International Corporation

Date: July 11, 2005	By:	/s/ Michael K. Perry
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: July 11, 2005	By:	/s/ Stephen P. Loomis
Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)