Form 10-Q
period 2005-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2005-10-11
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☐

As of October 1, 2005, 48,803,410 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	August 31, 2005	November 30, 2004
	(Unaudited)
Assets (Pledged)
Current assets:
Cash and cash equivalents	$4,170	$6,801
Accounts receivable, net of allowance for doubtful accounts of $2,089 in 2005 and $2,400 in 2004	6,685	11,674
Inventory, net	6,423	4,647
Current portion of long-term and installment receivables	1,215	1,518
Deferred tax assets, current portion	2,046	2,046
Prepaid expenses	715	537
Other current assets	42	34

Total current assets	21,296	27,257
Long-term receivables, net	1,287	1,248
Property, plant and equipment, net	5,656	5,123
Intangible assets, net	3,867	4,550
Goodwill	11,424	11,186
Deferred tax assets	9,889	8,595
Other assets	62	71

Total assets	$53,481	$58,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable including amounts due to related party of $74 at August 31, 2005 and $145 at November 30, 2004	$2,049	$2,781
Accrued expenses and other current liabilities	416	606
Accrued compensation	1,537	2,009
Income taxes payable	—	37
Current portion of deferred revenue	212	256
Current portion of deferred acquisition payments	169	191
Provision for warranty repairs – current	107	99
Current portion of long-term debt	1,838	1,785

Total current liabilities	6,328	7,764

Long-term portion of deferred revenue	65	90
Long-term portion of deferred rent	518	323
Long-term portion of deferred acquisition payments	459	670
Provision for warranty repairs – long-term	355	310
Long-term debt, less current portion	2,589	3,945

Total long-term liabilities	3,986	5,338

Total liabilities	10,314	13,102

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

(In thousands)

	August 31, 2005	November 30, 2004
	(Unaudited)
Commitments and contingencies
Minority interest	227	194
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at August 31, 2005 or November 30, 2004	—	—
Common stock, no par value, 100,000 shares authorized, issued and outstanding 48,803 shares at August 31, 2005 and 48,721 shares at November 30, 2004	62,284	62,063
Accumulated other comprehensive income (loss)	(67)	149
Accumulated deficit	(19,277)	(17,478)

Total shareholders’ equity	42,940	44,734

Total liabilities and shareholders’ equity	$53,481	$58,030

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net sales	$8,770	$11,075	$27,818	$29,360
Cost of sales	3,500	3,475	10,924	8,210

Gross margin	5,270	7,600	16,894	21,150

Operating expenses:
Research and development	626	1,036	1,877	3,094
Selling and marketing	4,505	4,490	14,027	12,796
General and administrative	1,024	887	3,463	2,226
Amortization of intangible assets	119	128	342	206

Total operating expenses	6,274	6,541	19,709	18,322

Income (loss) from operations	(1,004)	1,059	(2,815)	2,828

Other income (expense):
Interest income	50	75	159	262
Interest expense	(99)	(68)	(289)	(134)
Foreign currency gain	12	13	35	13
Other, net	—	2	(7)	2

Other income (expense), net	(37)	22	(102)	143

Income (loss) before income taxes and minority interest	(1,041)	1,081	(2,917)	2,971
Minority interest in income of subsidiary	(13)	(22)	(34)	(22)
Income tax benefit (provision)	580	(67)	1,152	(238)

Net income (loss)	$(474)	$992	$(1,799)	$2,711

Net income (loss) per common share:
Basic	$(.01)	$.02	$(.04)	$.06

Diluted	$(.01)	$.02	$(.04)	$.05

Weighted-average number of shares used in per share calculation:
Basic	48,803	48,022	48,781	47,325

Diluted	48,803	50,069	48,781	49,975

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine Months Ended August 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,799)	$2,711
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in income of subsidiary	34	22
Tax benefit from exercise of stock options and warrants	—	286
Deferred income tax	(1,294)	—
Depreciation	514	335
Amortization of intangible assets	342	206
Provision for (reduction in) warranty repairs, net	53	(18)
Provision for (reduction in) doubtful accounts, net	(311)	381
Provision for (reduction in) doubtful long-term receivables	(21)	23
Stock based compensation expense	—	9
Other non-cash items, net	(23)	12
Changes in operating assets and liabilities, excluding the effects of acquisitions in 2004:
Accounts receivable	5,300	(589)
Inventory	(1,776)	(474)
Long-term and installment receivables and note receivable	285	211
Prepaid expenses	(178)	(434)
Other current assets	(8)	6
Other assets	(21)	(50)
Accounts payable	(732)	907
Accrued expenses and other current liabilities	(177)	177
Accrued compensation	(472)	(71)
Income taxes payable	(37)	(18)
Deferred revenue	(69)	3
Deferred rent	195	(13)

Net cash provided by (used in) operating activities	(195)	3,622

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited – In thousands)

	Nine Months Ended August 31,
	2005	2004
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	4,588
Purchases of property, plant and equipment	(1,134)	(695)

Purchases of businesses, net of cash acquired	(22)	(13,732)

Net cash used in investing activities	(1,156)	(9,839)
Cash flows from financing activities:
Proceeds from issuance of debt	402	7,000
Repayment of debt	(1,676)	(1,337)
Payment of deferred acquisition costs	(198)	—
Exercise of stock options and warrants	221	2,899
Issuance of common stock, net	—	(20)

Net cash provided by (used in) financing activities	(1,251)	8,542

Effect of exchange rate changes on cash and cash equivalents	(29)	(4)

Net increase (decrease) in cash and cash equivalents	(2,631)	2,321
Cash and cash equivalents at beginning of period	6,801	4,762

Cash and cash equivalents at end of period	$4,170	$7,083

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$254	$174

Income taxes	$225	$212

Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain on available-for-sale securities, less deferred tax effect	$—	$17

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited – In thousands)

	Nine Months Ended August 31,
	2005	2004
Supplemental non-cash disclosures of purchase of business:
Cash and cash equivalents	$—	$127
Accounts receivable, net	—	625
Inventory	—	1,019
Other current assets	—	64
Property, plant and equipment	—	3,166
Goodwill	—	11,383
Intangible assets	—	4,720
Accounts payable	—	(608)
Accrued expenses	—	(50)
Accrued compensation	—	(116)
Income taxes payable	—	(60)
Long-term debt	—	(386)
Provision for warranty repairs	—	(12)
Minority interest	—	(71)

Total purchase price	—	19,801
Less cash paid	—	(13,859)
Less deferred acquisition payments	—	(806)

Common stock issued	$—	$5,136

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

These consolidated financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2004 as presented in the Company’s Annual Report on Form 10-K/A. Financial presentations for prior periods have been reclassified to conform to current period presentation. The consolidated results of operations for the three and nine months ended August 31, 2005 and cash flows for the nine months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2005.

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

The weighted-average fair value of options granted during the three months ended August 31, 2005 and 2004 was $.89 and $2.33 and for the nine months ended August 31, 2005 and 2004 was $1.72 and $2.72, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Expected volatility	62.5%	61.2%	61.3%	70.9%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	2.1%	3.5%	2.1%
Expected life	3.7 years	3.0 years	3.7 years	3.1 years

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 148 and SFAS No. 123 to all outstanding and unvested awards in each period (In thousands except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(474)	$992	$(1,799)	$2,711
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(89)	(666)	(995)	(1,757)

Pro forma net income (loss)	$(563)	$326	$(2,794)	$954

Earnings (loss) per common share:
As reported – basic	$(.01)	$.02	$(.04)	$.06

As reported – diluted	$(.01)	$.02	$(.04)	$.05

Pro forma – basic	$(.01)	$.01	$(.06)	$.02

Pro forma – diluted	$(.01)	$.01	$(.06)	$.02

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	General - (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per share are the same for the three and nine months ended August 31, 2005 as all potentially dilutive securities are antidilutive. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Weighted average common shares outstanding - basic	48,803	48,022	48,781	47,325
Effect of dilutive securities:
Stock options	—	1,554	—	1,923
Warrants	—	493	—	727

Dilutive potential shares	—	2,047	—	2,650

Weighted average common shares outstanding - dilutive	48,803	50,069	48,781	49,975

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and nine months ended August 31, 2005 and 2004 as their effect was antidilutive (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Stock options	4,382	1,592	3,461	1,221
Warrants	—	—	—	—

Total	4,382	1,592	3,461	1,221

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	General - (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning December 1, 2005.

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. CardioDynamics must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while retrospective methods would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. The effect on future earnings is dependent upon a number of factors including the number of options granted, the vesting period, the exercise price of the options, the Company stock price and volatility, and other factors and therefore cannot be determined. However, while the adoption of FAS 123R will have no effect on the Company’s cash flows or financial position, the Company believes that it will have an adverse effect on the results of operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company’s first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	General - (Continued)

The adoption of the following recent accounting pronouncements had no effect on our financial position or results of operations:

•	SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4; and

•	SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions

2.	Business Combinations

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

The following unaudited pro forma consolidated information is presented as if the March 2004 acquisition of Vermed occurred on December 1, 2003. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the three and nine months ended August 31, 2004 are as follows (In thousands):

	Three Months Ended August 31, 2004	Nine Months Ended August 31, 2004
Net sales	$11,075	$31,931
Net income	992	2,895
Earnings per share:
Basic	$.02	$.06
Diluted	$.02	$.06

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

2.	Business Combinations - (Continued)

Medis Acquisition

On June 2, 2004, the Company acquired 80% of all outstanding shares of Medis, a privately held European cardiology and vascular device company. Medis is located in Ilmenau, Germany and develops, manufactures and sells ICG and venous blood flow products. Medis operates as a majority-owned subsidiary of CardioDynamics and Dr. Olaf Solbrig, co-founder of Medis, continues as Managing Director. Dr. Solbrig and his partner retain a 20% minority interest in Medis. The purchase price consisted of Euros 800,000 ($985,000) in cash at the date of acquisition, Euros 760,000 (at present value of $806,000 using a 5% discount rate) to be paid over five years in equal installments, the issuance of 100,000 shares of the Company’s common stock valued at $636,000 and $412,000 of acquisition costs.

The Medis acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and identifiable intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of net tangible and identifiable intangible assets has been recorded as goodwill. The Company funded the cash portion of the transaction with available cash. The acquisition was not considered material to the overall consolidated financial statements.

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

In December 2004, we received FDA 510(k) clearance on the first phase of the BioZ Dx. The BioZ Dx has improved signal processing and features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first fiscal quarter of 2005.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.	Segment and Related Information – (Continued)

In June 2005, we received FDA 510(k) clearance on the second phase of the BioZ Dx. The second phase of the BioZ Dx is the combined ICG/ECG device which includes 12-lead ECG capability which provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Shipments of the BioZ Dx commenced in the third fiscal quarter of 2005. Existing BioZ Dx customers will be able to add the 12-lead diagnostic ECG capability with a convenient field upgrade.

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

Set forth below is segment information for the Company’s reporting segments for the three and nine months ended August 31, 2005 and 2004. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other,” includes elimination of intersegment sales (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net sales:
ICG	$6,600	$8,667	$20,701	$24,933
ECG	2,170	2,408	7,117	4,427
Intersegment	306	—	925	—
Other	(306)	—	(925)	—

Consolidated net sales	8,770	11,075	27,818	29,360

Gross margin:
ICG	4,336	6,523	13,892	19,331
ECG	934	1,077	3,002	1,819

Consolidated gross margin	5,270	7,600	16,894	21,150

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.	Segment and Related Information – (Continued)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Gross margin as a percentage of sales:
ICG	65.7%	75.3%	67.1%	77.5%
ECG	43.0%	44.7%	42.2%	41.1%
Consolidated gross margin as a percentage of net sales	60.1%	68.6%	60.7%	72.0%
Income (loss) before income tax benefit (provision) and minority interest:
ICG	(705)	1,029	(2,099)	3,098
ECG	390	486	1,307	911

Income (loss) before income taxes and minority interest of reportable segments	(315)	1,515	(792)	4,009
Corporate unallocated	(726)	(434)	(2,125)	(1,038)

Consolidated income (loss) before income taxes and minority interest	$(1,041)	$1,081	$(2,917)	$2,971

	August 31, 2005	November 30, 2004
Total assets:
ICG	$23,582	$28,470
ECG	21,556	19,266

Total assets of reportable segments	45,138	47,736
Corporate unallocated	8,343	10,294

Consolidated total assets	$53,481	$58,030

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.	Segment and Related Information – (Continued)

During the three and nine months ended August 31, 2005, the Company had a single major customer, Physician Sales and Services (PSS), that exceeded 10% of total net sales. The net revenues from PSS, included in both ICG and ECG segment net sales, for the three and nine months ended August 31, 2005 totaled $1,722,000 and $5,748,000 respectively. For the three months and nine months ended August 31, 2004, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

4.	Inventory

Inventory consists of the following (In thousands):

	August 31, 2005	November 30, 2004
Electronic components and subassemblies	$2,472	$2,182
Finished goods	3,365	1,705
Demonstration units	1,788	1,369
Less provision for obsolete inventory	(868)	(350)
Less provision for demonstration inventory	(334)	(259)

Inventory, net	$6,423	$4,647

5.	Long-Term Receivables

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

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Long-Term Receivables – (Continued)

Long-term receivables consist of the following (In thousands):

	August 31, 2005	November 30, 2004
Long-term receivables, net of deferred interest	$2,770	$2,748
Less allowance for doubtful long-term receivables	(338)	(359)

	2,432	2,389
Less current portion of long-term receivables	(1,145)	(1,141)

Long-term receivables, net	$1,287	$1,248

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following (In thousands):

	Estimated Useful Life (In years)	August 31, 2005	November 30, 2004
Land	—	$185	$192
Building and improvements	5-35	2,650	2,514
Computer software and equipment	3-5	1,633	1,546
Manufacturing, lab equipment and fixtures	3-20	2,726	2,162
Office furniture and equipment	3-8	342	351
Sales equipment and exhibit booth	3-5	73	73
Auto	5	19	21
Construction in progress	—	220	—

		7,848	6,859
Less accumulated depreciation		(2,192)	(1,736)

Property, plant and equipment, net		$5,656	$5,123

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Goodwill and Intangible Assets

The Company recorded $9,521,000 of goodwill at the acquisition date related to Vermed and $1,906,000 related to Medis. During the nine months ended August 31, 2005, goodwill was increased by a total of $238,000, consisting of Vermed $21,000 and Medis $217,000 primarily due to additional acquisition related costs and adjustments based on the final valuation of Medis’ amortizable intangible assets.

Identifiable intangible assets which consists of the following: (In thousands)

	Estimated Life (in years)	August 31, 2005			November 30, 2004
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(419)	$2,481	$2,900	$(201)	$2,699
OEM relationships	10	900	(130)	770	900	(62)	838
Proprietary gel formulas	15	100	(10)	90	100	(5)	95
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 to 7	399	(104)	295	781	(68)	713
Patents	5	141	(10)	131	108	(3)	105

		$4,540	$(673)	$3,867	$4,889	$(339)	$4,550

Estimated amortization expense for the years ending November 30 is as follows:

2006	$498,000
2007	$498,000
2008	$497,000
2009	$492,000
2010	$492,000

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

8.	Product Warranties

The Company warrants that its stand-alone BioZ Systems shall be free from defects for a period of 60 months (on the BioZ Dx) and 12 months (on the BioZ.com) from the date of shipment on each new system sold in the United States and for 13 months on systems sold internationally and on factory certified refurbished or demonstration systems. Additional years of warranty can be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to the Company’s warranty provision for the nine months ended August 31, 2005 and the year ended November 30, 2004 (In thousands):

	Nine Months Ended August 31, 2005	Year Ended November 30, 2004
Beginning balance	$409	$634
Provision for warranties issued	71	234
Warranty expenditures incurred	(65)	(147)
Adjustments and expirations	47	(312)

Ending balance	$462	$409

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.	Long-term Debt

Long-term debt consists of the following (In thousands):

	August 31, 2005	November 30, 2004
Secured bank loan payable to Comerica Bank at 7% at August 31, 2005 and 5.5% at November 30, 2004 (matures March 2008) (See Note 12)	$3,621	$5,233
Secured bank loans payable to Sparkasse Arnstadt- Ilmenau at 5.5% and 5.9% (mature August 2021) (See Note 12)	369	412
Note payable to Vermont Economic Development Authority at 3.75% at August 31, 2005 (matures January 2012) (See Note 11)	368	—
Capital leases	69	85

Long-term debt	4,427	5,730
Less current portion	(1,838)	(1,785)

	$2,589	$3,945

10.	Other Comprehensive Income (Loss)

Other comprehensive income (loss), net of taxes, consists of the following (In thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(474)	$992	$(1,799)	$2,711
Unrealized gain on available-for-sale securities	—	12	—	17
Foreign currency translation adjustments	(60)	(45)	(216)	(45)

Total other comprehensive income (loss)	$(534)	$959	$(2,015)	$2,683

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.	Financing Agreements

The Company’s revolving credit line with Comerica Bank is currently $5 million and matures September 14, 2005. The Company also has an outstanding term loan with Comerica Bank related to the acquisition of Vermed that has a maturity date of March 22, 2008. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. Under the terms of the revolving credit line, the Company is required to maintain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. As of August 31, 2005, the Company is in compliance with the covenants and management does not believe that any covenants are reasonably likely to materially limit the Company’s ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line at August 31, 2005 and November 30, 2004.

The Company has outstanding letters of credit of $743,000 (608,000 Euro) at August 31, 2005 to secure the deferred acquisition payments payable to the minority shareholders of Medis annually through 2009. The credit available under the Company’s revolving credit line is reduced by $743,000 to cover these letters of credit. In addition, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank, which total 315,000 Euros ($386,000) at the acquisition date. One of the loans bears interest at a fixed rate of 5.5% through July 2006, and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 5.9% through July 2011, and then the bank has the right to adjust the rate. Both loans mature in August 2021 and are secured by a pledge of the building.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to a maximum loan availability of $480,000 with the Vermont Economic Development Authority (VEDA) to assist with the purchase and installation of custom designed manufacturing equipment. The interest rate is adjustable at 0.75% less than the tax exempt rate and the loan matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. As of August 31, 2005, Vermed is in compliance with the covenants. The note payable is guaranteed by CardioDynamics and is secured by the manufacturing equipment which will approximate $1.2 million upon project completion.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.	Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at August 31, 2005 totaling $743,000 (Euros 608,000), which expire in June 2009 to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years from 2005 to 2009. The deferred acquisition payments are included in current and long-term liabilities in the consolidated balance sheet as of August 31, 2005.

Operating leases

In June 2004, the Company amended the operating lease on its manufacturing facility in San Diego, California, which also houses its research, development, marketing, sales and administrative activities. Under the terms of the amendment, the original 18,000 square-foot facility was expanded by an additional 15,000 square-feet and the lease term was extended on the original space by two years, to December 31, 2007. On March 15, 2005, the Company again amended the lease terms to provide an additional tenant improvement allowance of $197,000 for the construction of building improvements and extend the lease term by two additional years, to December 31, 2009. The monthly lease payments were adjusted to $26,652 through October, 2005, and then increase to $33,403 through October, 2006, with a 3% annual increase on each anniversary date thereafter. The total lease commitments based on amended terms for the period of August 1, 2004 to December 31, 2009 will be approximately $1.7 million.

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

Contingent obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $380,000 (310,800 Euros, which represents the Company’s 80% share), if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

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

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc. (Rivertek), of which, the Chief Technology Officer of the Company, is a 100% beneficial owner. The amounts payable to Rivertek at August 31, 2005 and November 30, 2004 were $74,000 and $145,000, respectively.

14.	Subsequent Events

On September 16, 2005, the Company entered into a Third Amendment to the Second Amended and Restated Loan and Security Agreement with Comerica Bank to extend the current revolving credit line an additional 30 days to October 14, 2005. The purpose of this extension is to allow additional time to provide the bank with third quarter financial information and other information required for the annual review and renewal of the credit line.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding the Company’s plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

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

The following discussion should be read along with the Financial Statements and Notes that appear elsewhere in this document and the Company’s audited financial statements for the fiscal year ended November 30, 2004, as well as interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended August 31, 2005 and 2004)

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

Our lead products, the BioZ ICG Monitors and the BioZ ICG Module for GE Healthcare patient monitoring systems, have been cleared by the U.S. Food and Drug Administration (FDA) and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment. In December 2004, we received FDA 510(k) clearance on the Phase I BioZ Dx ICG Monitor. The new BioZ Dx ICG Monitor has significant signal processing improvements and features an integrated full-page thermal printer, color display screen and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005. In June 2005, we received FDA 510(k) clearance on the second phase of the BioZ Dx which adds 12-lead ECG capability and commenced shipments in the third quarter of 2005. This combined ICG/ECG device provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Existing BioZ Dx customers are able to purchase the 12-lead diagnostic ECG option with a convenient field upgrade.

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

Following is a list of some of the key milestones we achieved in the third quarter of 2005:

•	Continued growth of our recurring sensor revenue;

•	Reduced operating expense structure in light of lower revenue levels;

•	Generated positive operating cash flow; and

•	Obtained FDA 510(k) marketing clearance for the second phase of the BioZ Dx with 12-lead ECG capability.

We also faced some challenges in the third quarter and first nine months of fiscal 2005:

•	Lack of incremental sales productivity from team distribution sales approach;

•	Effects of Medicare ICG policy clarification that served to restrict reimbursement for the use of ICG for hypertension in all but resistant hypertensive patients; and

•	Lengthened sales cycle and decreased average selling prices due to the emergence of lower-priced ICG competition.

Operating Segments - Our business is comprised of the following two principal operating segments:

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

We derive most of our ICG segment revenue from the sale of our BioZ ICG Monitors and associated disposable sensors, which are consumed each time a patient test is performed. In the three and nine months ended August 31, 2005, 26% and 25%, respectively, of our total ICG revenue came from our disposable sensors, and that percentage has increased each year from approximately 4% in 1999, to 6% in 2000, 9% in 2001, 12% in 2002, 17% in 2003 and 19% in 2004. We have now shipped more than 3.8 million sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ ICG Systems. We believe our CAS investment is important to drive the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

In early 2004, Medicare clarified the hypertension coverage for ICG and specified that patients needed to be on three or more drugs, including a diuretic, to qualify for the BioZ test. While positive in many states that did not have previous hypertension coverage, the clarification has severely limited ICG Medicare reimbursement for hypertension patients in a number of states that previously had more liberal hypertension coverage. This coverage limitation has contributed to the downturn in ICG system sales and slowed ICG sensor revenue growth. In the near-term, we are focusing our sales efforts on cardiologists and larger physician practices and in better clinical education and usage of our products for heart failure and shortness of breath patients. In the longer term, we are driving toward the publication of our multi-center CONTROL study (which showed that clinician use of BioZ technology helped patients reach targeted blood pressure levels twice as effectively as standard clinical practice) in a leading medical journal by early 2006. We are in discussions with Medicare to open the reconsideration review process in an attempt to broaden our ICG hypertension coverage and are hopeful that the near-term publication of our multi-center CONTROL study will help facilitate these efforts.

ECG Segment

The ECG segment designs, manufactures and sells electrocardiogram electrode sensors and related supplies through our Vermed division acquired in March 2004. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We believe that the acquisition will continue to improve on our predictability of operating results by increasing the recurring sensor revenue mix of our business. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 44% of our overall Company revenue in both the three and nine months ended August 31, 2005, respectively.

Net Sales of ICG Segment – Net sales for the three months ended August 31, 2005 were $6,600,000 compared with $8,667,000 in the same quarter last year in 2004, a decrease of $2,067,000 or 24%. Net sales for the nine months ended August 31, 2005 were $20,701,000 compared with $24,933,000 in the same period last year in 2004, a decrease of $4,232,000 or 17%. The sales decrease in both periods was due primarily to lower BioZ® placements by our domestic direct sales force and lower average selling prices of our BioZ Systems. We sold 209 (including 125 of our new BioZ Dx systems) and 690 (including 326 of our new BioZ Dx systems) ICG Monitors and Modules, respectively, in the three and nine months ended August 31, 2005, down from 271 and 844 ICG Monitors and ICG Modules respectively, sold in the same periods last year.

Although we have increased our investment in our domestic direct sales force, broadened our usage of U.S. distributors and expanded the number of sales regions, we experienced a decline in our domestic sales force productivity. Net sales for the three months ended August 31, 2005 by our domestic direct sales force, which targets physician offices and hospitals, decreased by $1,817,000 or 24% to $5,850,000, down from $7,667,000 in the same quarter last year. Net sales for the nine months ended August 31, 2005 by our domestic direct sales force decreased by $4,596,000 or 20% to $18,102,000, down from $22,698,000 in the same period last year.

We believe that the decline in the three and nine months ended August 31, 2005 is the result of several factors including:

•	Significant time commitment of our sales personnel as they transition from a direct only sales model to a team selling model involving two large physician office distributors (Physician Sales and Service and the Caligor Division of Henry Schein);

•	Retargeting of our sales force toward cardiologists, CHF clinics and larger physician practices as a result of the Medicare clarification issued in 2004 limiting hypertension ICG coverage to patients on three or more drugs;

•	A relatively new sales associate base with approximately 40% hired within the first nine months of 2005;

•	Disruption caused by realignment of our sales regions; and

•	Lengthened sales cycles and lower average selling prices of BioZ Systems due to the emergence of competition.

While we believe that we have addressed most of these factors, we also believe that both the Medicare clarification and the emergence of competition will continue to have an impact on our results in subsequent periods.

For the three months ended August 31, 2005, international sales decreased by 31% to $552,000 from $805,000 in the same period last year. The decrease is due primarily to a reduction in the number of BioZ sold offset somewhat by stronger international sales of our Medis products. For the nine months ended August 31, 2005 and 2004, international sales were $2,165,000 and $1,736,000, respectively. We acquired Medis on June 2, 2004, therefore the prior year to date amounts do not include a full nine months of Medis sales as in the current year to date period.

Each time our BioZ products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 1% in the three months ended August 31, 2005 to $1,729,000, representing 26% of ICG net sales (20% of consolidated net sales), up from $1,715,000 or 20% of ICG net sales in the same quarter last year. For the nine months ended August 31, 2005, recurring ICG sensor revenue increased 5% to $5,171,000, representing 25% of ICG net sales (19% of consolidated net sales), up from $4,911,000 or 20% of ICG net sales in the same period last year. We offer a Discount Sensor Program to our domestic outpatient customers that provides significant discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors will continue to increase as well.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ Systems of $125,000 and $181,000 for the three months ended August 31, 2005 and 2004, respectively, and $334,000 and $611,000 in the nine months ended August 31, 2005 and 2004, respectively.

Net Sales of ECG Segment – Net sales of ECG electrodes by our Vermed division for the three months ended August 31, 2005 decreased 10% to $2,170,000 from $2,408,000 in the same quarter last year. We believe that the decrease in the third quarter 2005 is due to a short-term general softening of the market. For the nine months ended August 31, 2005 and 2004 were $7,117,000 and $4,427,000, respectively. Due to the acquisition of Vermed on March 22, 2004, the prior year to date period does not include a comparable number of days to the current year to date period. We expect that recent hurricanes in Louisiana and Texas will likely have a negative effect on sensor sales in those regions for several months.

Gross Margin of ICG Segment – Gross margin for the three months ended August 31, 2005 and 2004 was $4,336,000 and $6,523,000, respectively. For the three months ended August 31, 2005, gross margin as a percentage of sales was 65.7%, down from 75.3% in the same quarter last year. Gross margin for the nine months ended August 31, 2005 and 2004 was $13,892,000 and $19,331,000, respectively. For the nine months ended August 31, 2005, gross margin as a percentage of sales decreased to 67.1% from 77.5% in the same period last year. The decrease in gross margin percentage in both periods was primarily due to higher raw material costs associated with the BioZ Dx, lower average selling prices of the BioZ systems and increases in our inventory provision for BioZ.com demo systems of $256,000 and $551,000 for the three and nine months ended August 31, 2005, respectively.

As the market matures and penetration increases, we believe that prices will naturally decline, as ICG technology becomes more of a standard of care, potentially driving our gross margin to lower levels. The commercial release of our multi-function second phase BioZ Dx should serve to support our BioZ System average sales prices in the near term, however, because we purchase a portion of the system from Philips, the manufactured cost of the BioZ Dx is higher than the BioZ Monitor.

Gross Margin of ECG Segment – Gross margin for the three months ended August 31, 2005 and 2004 was $934,000 and $1,077,000, respectively. As a percentage of net ECG sales, gross margin was 43.0% in the three months ended August 31, 2005 as compared with 44.7% in the same quarter last year. The decrease in gross margin percentage is due to lower margins associated with a greater mix of distributor sales, a $34,000 increase in inventory provisions, a $21,000 increase in depreciation costs resulting from increased investment in automated sensor manufacturing equipment. Gross margin for the nine months ended August 31, 2005 and 2004 was $3,002,000 and $1,819,000, respectively. Due to the acquisition of Vermed on March 22, 2004, the prior year period does not include a comparable number of days to the current year nine month period. As a percentage of net ECG sales, gross margin was 42.2% in the nine months ended August 31, 2005 as compared with 41.1% in the same period last year.

Research and Development for ICG Segment - Research and development expenses in the ICG segment decreased 42% in the three months ended August 31, 2005 to $589,000 from $1,014,000 in the same quarter in 2004. For the nine months ended August 31, 2005, these expenditures decreased 42% to $1,763,000, from $3,044,000 in the same period last year. The decrease in both periods is primarily attributed to reduced investments required for the development and testing of the Phase I BioZ Dx and the Phase II ICG/ECG product capability co-developed with Philips. This was partially offset by $64,000 and $230,000 of Medis research and development spending in the three and nine months ended August 31, 2005. Also contributing to lower R&D expenses in both periods was reduced spending on clinical studies as these studies transition from the trials phase into the data analysis and publication phase. This reduced clinical spending is considered temporary as we gear up to launch the PREVENT-HF study. PREVENT-HF is an international, prospective, randomized study intended to demonstrate ICG can help determine which heart failure patients are at high risk to be hospitalized or die within the next two to four weeks and, with that knowledge, doctors can intervene with treatment to prevent hospitalizations or deaths.

Research and Development for ECG Segment – Research and development expenses for the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment R&D expenses were $37,000 and $22,000 in the three months ended August 31, 2005 and 2004, respectively. For the nine months ended August 31, 2005 and 2004, research and development expenses were $114,000 and $50,000, however due to the acquisition of Vermed on March 22, 2004, the prior year period does not include a comparable number of days to what is included in the current year nine-month period.

Selling and Marketing for ICG Segment - Selling and marketing expenses for the ICG segment for the three months ended August 31, 2005 were $4,078,000, compared with $4,170,000 in the comparable quarter last year, a decrease of 2%. The decrease in selling and marketing expenses is primarily attributed to decreased commissions, clinical education and recruitment costs. These were largely offset by an increase in the bad debt expense and consulting costs. As a percentage of ICG net sales, selling and marketing expenses increased to 62% for the three months ended August 31, 2005, compared with 48% for the same quarter last year. The increased percentage of selling and marketing expenses to ICG net sales is due to lower than anticipated sales productivity in the current quarter.

Selling and marketing expenses for the ICG segment in the nine months ended August 31, 2005 was $13,003,000, compared with $12,243,000 in the comparable period last year, an increase of 6%. The ICG segment expense growth was due primarily to an overall increase in marketing, sales management and the average number of field sales personnel compared with the same period last year. This is offset somewhat by a reduction in commissions, recruitment and clinical education costs. In order to better manage our sales associates and serve our customer base, during fiscal 2005 we expanded the number of sales regions from four to five regions. In addition, we have made a concerted effort to broaden our sales reach through our new distribution partners. We believe that these initiatives will improve our ability to generate increased equipment and recurring sensor revenue in the longer term. As a percentage of ICG net sales, selling and marketing expenses increased to 63% for the nine months ended August 31, 2005, compared with 49% for the same period last year. One of our primary objectives is to increase field sales productivity and to reduce selling and marketing expenses as a percentage of net sales.

Selling and Marketing for ECG Segment - Selling and marketing expenses for the ECG segment are primarily for Vermed’s telemarketing, customer service and the OEM sales team. For the three months ended August 31, 2005 and 2004, ECG segment selling and marketing expenses were $202,000 and $268,000 for respectively. For the nine months ended August 31, 2005 and 2004, selling and marketing expenses for the ECG segment were $674,000 and $354,000, respectively. Because Vermed was acquired on March 22, 2004, the prior year period does not include a comparable number of days to the current year period, however, as a percentage of net ECG sales, selling and marketing expenses decreased to 8% for the three months ended August 31, 2005 as compared with 11% in the same period last year. As a percentage of ECG net sales, selling and marketing expenses were 8% in both the nine months ended August 31, 2005 and 2004.

Selling and Marketing for Corporate Unallocated – Corporate unallocated selling and marketing expenses primarily relate to our corporate business development function, which assists in targeting new market opportunities through acquisitions, complementary technologies and technology development. For the three months ended August 31, 2005 these expenses were $225,000 as compared to $52,000 in the prior year. For the nine months ended August 31, 2005 and 2004, corporate unallocated selling and marketing expenses were $350,000 and $199,000, respectively. The increase in both periods is due to Sarbanes-Oxley related expenses incurred primarily in the third quarter of 2005.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the three months ended August 31, 2005 were $418,000, up 5% from $400,000 as compared to the same quarter last year. For the nine months ended August 31, 2005 and 2004, general and administrative expenses for the ICG segment were $1,362,000 up 18% from $1,150,000 as compared to the same period last year. The overall expense growth in both periods are due primarily to increased annual financial audit fees as well as the inclusion of Medis administrative expenses since their acquisition in June 2004. As a percentage of ICG net sales, general and administrative expenses during the three and nine months ended August 31, 2005 increased to 6% and 7% respectively, as compared with 5% in both periods of the prior year.

General and Administrative for ECG Segment - General and administrative expenses for the ECG segment in the three months ended August 31, 2005 and 2004 were $185,000, up 17% from $158,000 in the same quarter last year. General and administrative expenses for the ECG segment in the nine months ended August 31, 2005 and 2004 were $547,000 and $287,000, respectively. Because we did not acquire Vermed until March 22, 2004, the prior year period does not include a comparable number of days to what is included in the current nine month period. As a percentage of ECG net sales, general and administrative expenses during the three and nine months ended August 31, 2005 were 8% and 7% respectively, as compared to 7% in both periods of the prior year.

General and Administrative for Corporate Unallocated - Corporate unallocated items consist of general corporate expenses of a non-segment related nature. For the three months ended August 31, 2005, these unallocated expenses were $421,000, up from $329,000 from the same quarter last year primarily due to higher quarterly auditor review costs associated with transition work required by the new accounting firm. For the nine months ended August 31, 2005, unallocated expenses were $1,554,000, up from $789,000 from the same period last year. The increase is primarily due to additional headcount, outside consulting and audit fees related to compliance with the provisions of the Sarbanes-Oxley Act of 2002, including Section 404 internal control requirements. We anticipate that these increased regulatory compliance requirements will continue to negatively impact our general and administrative costs in future periods.

Amortization of Intangible Assets for ICG Segment – For the three months ended August 31, 2005 and 2004, the ICG segment had $23,000 and $31,000 of amortization expense. The third quarter of 2005 reflects reduced amortization expense based on the final valuation of identified intangible assets purchased in the acquisition of Medis. For the nine months ended August 31, 2005 and 2004, there was $52,000 and $34,000 of amortization expense, respectively. Because the acquisition of Medis occurred on June 2, 2004, the prior year cumulative results do not include a comparable number of days.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $96,000 and $97,000 for the three months ended August 31, 2005 and 2004, respectively. For the nine months ended August 31, 2005 and 2004, amortization expense was $290,000 and $172,000, respectively. Because the acquisition of Vermed occurred on March 22, 2004, the prior year cumulative results do not include a comparable number of days.

Other Income for the ICG Segment – Interest income for the ICG segment during the three months ended August 31, 2005 was $43,000 as compared with $67,000 in the same quarter last year. For the nine months ended August 31, 2005, interest income was $139,000 down from $187,000 in the same period last year. The decrease in both periods is primarily due to lower interest earned on internally financed equipment leases.

Interest expense for the ICG segment was $14,000 during the three months ended August 31, 2005 compared with $7,000 in the same quarter last year. For the nine months ended August 31, 2005, interest expense for the ICG segment was $54,000 up from $10,000 in the same period last year. The increases in both periods are primarily due to interest related to the Medis deferred acquisition liability.

Foreign currency gain for the three months ended August 31, 2005 was $12,000 as compared with $13,000 in the same quarter last year. Foreign currency gain for the nine months ended August 31, 2005 was $35,000 as compared with $13,000 in the same quarter last year. The foreign currency translation gain is a result of the revaluation of the Medis deferred acquisition liability which can fluctuate depending on foreign exchange rates in effect as of the current reporting period.

Other Income for the ECG Segment – Interest income for the ECG segment during the three months ended August 31, 2005 was $2,000 as compared with zero in the same quarter last year. For the nine months ended August 31, 2005, interest income was $6,000 up from $1,000 in the same period last year.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the three months ended August 31, 2005 was $5,000 as compared with $8,000 in the same period last year. For the nine months ended August 31, 2005 and 2004, corporate unallocated interest income was $14,000 and $74,000, respectively. The decreases in both periods are due to lower cash balances as a result of cash used to fund the 2004 acquisitions.

Corporate unallocated interest expense is related to the bank term loan from the Vermed acquisition during the second quarter 2004. For the three months ended August 31, 2005 and 2004, corporate unallocated interest expense was $85,000 and $61,000, respectively. For the nine months ended August 31, 2005 and 2004, corporate unallocated interest expense was $235,000 and $124,000, respectively. Because the acquisitions of Vermed and Medis occurred on March 22, 2004 and June 2, 2004, respectively, the prior year cumulative period ended August 31, 2004 do not include a comparable number of days as what is included in the same nine-month period this year.

Income Tax Benefit (Provision) - For the three months ended August 31, 2005, we recorded a tax benefit of $580,000 for income taxes, compared with an income tax provision of ($67,000) for the same quarter last year. For the nine months ended August 31, 2005, we recorded a tax benefit of $1,152,000 for income taxes, compared with an income tax provision of ($238,000) for the same period last year. This shift is due to the pre-tax loss reported in the three and nine months ended August 31, 2005, as compared with pre-tax income reported in same periods last year. The projected full-year expected tax rate increased from 30.4% at May 31, 2005 to 39.5% at August 31, 2005. The projected tax rate increased primarily because the permanent differences as a percentage of the current projected pre-tax book loss are lower at August 31, 2005 than at May 31, 2005. In addition, the third quarter tax rate projection includes true-up’s of the state net operating loss carryforwards and blended state effective tax rates, based on the 2004 tax returns that were filed during the third quarter of 2005.

Minority Interest in Income of Subsidiary – Represent the 20% minority share retained by the sellers of Medis. For the three months ended August 31, 2005 and 2004, the minority interest in the income of Medis was $13,000 and $22,000, respectively. For the nine months ended August 31, 2005 and 2004, the minority interest in the income of Medis was $34,000 and $22,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended August 31, 2005 was $195,000 compared with an operating cash provision of $3,622,000 in the same period last year. The significant decrease is primarily due to decreased profitability for the nine months ended August 31, 2005, higher payments related to year-end accounting fees and fees incurred in connection with compliance with the Sarbanes-Oxley Act of 2002, higher inventory balances, offset by lower accounts receivable balances resulting from cash collections exceeding sales in 2005.

Net cash used in investing activities for the nine months ended August 31, 2005 was $1,156,000, compared with $9,839,000 in the same period last year. The prior year cash use reflects maturities of short-term investments that did not reoccur in the 2005, as well as the acquisitions of Vermed and Medis.

Net cash used in financing activities for the nine months ended August 31, 2005 was $1,251,000 compared with a financing cash provision of $8,542,000 in the same period last year. The decrease is primarily due to lower proceeds received from the exercise of stock options and warrants in the current period and the repayment of debt on the bank term loan entered into in March 2004 related to the Vermed acquisition. The repayments include fixed principal payments of $1,312,000 and pre-payments of $300,000 during the nine-month period in 2005 while the prior year period reflects the term loan proceeds of $7,000,000 related to the Vermed acquisition.

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

In connection with the acquisition of Vermed in March 2004, we modified our revolving credit line to increase the amount available to $5 million. Under the terms of the revolving credit line, we are required to maintain certain tangible net worth, liabilities to tangible net worth and debt service coverage ratios, as well as maintain a minimum liquidity balance. We are in compliance with the covenants and do not believe that any covenants are reasonably likely to materially limit our ability to borrow on the credit line. There are no outstanding borrowings under the revolving credit line. The revolving credit line has a maturity date of September 14, 2005 and the term loan has a maturity date of March 22, 2008. On September 16, 2005, the Company entered into an agreement with Comerica bank to extend the revolving maturity date to October 14, 2005 in order to provide the bank with third quarter financial information and other information required for the annual renewal of the credit line. We believe that we will be able to renew and extend the revolving credit line when it matures. The revolving credit line and the term loan each bear interest at a rate of one half percent above the bank’s monthly prime rate and are subject to adjustment on a monthly basis. The obligations under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets.

With the acquisition of Medis in June 2004, we issued letters of credit to secure the deferred acquisition obligation payable to the minority shareholders of Medis to be paid annually over five years through 2009. In April 2005, the first installment of $197,000 was paid which reduced our outstanding letter of credit balance in June 2005. As of August 31, 2005, the current letter of credit balance was $743,000. The credit available under our revolving credit line is reduced by the amount of these letters of credit.

In March 2005, our Vermed subsidiary entered into a loan and promissory note agreement with VEDA to assist with the purchase and installation of custom designed manufacturing equipment. The maximum loan availability under the loan agreement is $480,000. The loan carries an adjustable interest rate of 0.75% less than the tax exempt rate and matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. The loan is guaranteed by CardioDynamics and is secured by a pledge on the cost of the custom designed manufacturing equipment which will approximate $1.2 million upon project completion.

At November 30, 2004, we had net operating loss carryforwards of approximately $23.3 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code Section 382 that may have occurred. As a result of this study, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning December 1, 2005.

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. CardioDynamics must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while retrospective methods would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. The effect on future earnings is dependent upon a number of factors including the number of options granted, the vesting period, the exercise price of the options, the Company stock price and volatility, and other factors and therefore cannot be determined. However, while the adoption of FAS 123R will have no effect on the Company’s cash flows or financial position, the Company believes that it will have an adverse effect on the results of operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company’s first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

The adoption of the following recent accounting pronouncements had no effect on our financial position or results of operations:

•	SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4; and

•	SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine months ended August 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K/A for the fiscal year ended November 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially all of its portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of August 31, 2005, the company does not have any short-term investments.

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

Based on this evaluation, The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

The Company completed its initial evaluation, documentation and testing of internal controls over financial reporting for the Vermed division that was acquired in 2004. The Company has made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended August 31, 2005 internal control testing and evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Shareholders held on July 21, 2005, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1: To elect a Board of Directors for the following year. The balloting for the directors was as follows:

	Votes For	Votes Against/ Withheld	Votes Abstained/ Non-Votes
Connie R. Curran	43,088,855	517,849	0
James C. Gilstrap	42,900,402	706,302	0
Robert W. Keith	43,148,520	458,184	0
Richard O. Martin	43,090,217	516,487	0
B. Lynne Parshall	43,138,926	467,778	0
Michael K. Perry	42,867,243	739,461	0

Proposal 2: To ratify the Audit Committee’s selection of Mayer Hoffman McCann P.C. as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2005.

Of the shares voted, 43,248,617 shares were voted in favor of the ratification, 263,875 shares were voted against ratification, 94,212 shares abstained from voting and there were no broker non-votes.

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

CardioDynamics International Corporation

Date: October 11, 2005	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2005	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance,
Chief Financial Officer
(Principal Financial and Accounting Officer)