Form 10-Q
period 2006-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 2006-04-10
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes   ☐    No  ☒

As of April 3, 2006, 48,814,415 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands)

	February 28, 2006	November 30, 2005
	(Unaudited)
Assets (Pledged)
Current assets:
Cash and cash equivalents	$2,672	$3,615
Accounts receivable, net of allowance for doubtful accounts of $1,548 in 2006 and $1,667 in 2005	4,672	7,359
Inventory, net	5,982	5,379
Current portion of long-term and installment receivables	1,415	1,452
Other current assets	419	398

Total current assets	15,160	18,203
Long-term receivables, net	769	1,171
Property, plant and equipment, net	5,479	5,508
Intangible assets, net	3,598	3,711
Goodwill	11,367	11,346
Other assets	36	59

Total assets	$36,409	$39,998

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit - bank	$2,200	$2,200
Accounts payable, including amounts due to related party of $1 at February 28, 2006 and $65 at November 30, 2005	1,838	2,022
Accrued expenses and other current liabilities	441	351
Accrued compensation	1,637	1,612
Income taxes payable	121	111
Current portion of deferred revenue	155	196
Current portion of deferred acquisition payments	164	162
Provision for warranty repairs – current	130	132
Current portion of long-term debt	1,003	431

Total current liabilities	7,689	7,217

Long-term portion of deferred revenue	72	65
Long-term portion of deferred rent	482	506
Long-term portion of deferred acquisition payments	445	440
Provision for warranty repairs – long-term	437	446
Long-term debt, less current portion	646	1,320

Total long-term liabilities	2,082	2,777

Total liabilities	9,771	9,994

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets (Continued)

(In thousands)

	February 28, 2006	November 30, 2005
	(Unaudited)
Minority interest	$249	$241
Commitments and contingencies	—	—
Shareholders’ equity: Preferred stock, 18,000 shares authorized, no shares issued or outstanding at February 28, 2006 or November 30, 2005	—	—
Common stock, no par value, 100,000 shares authorized, issued and outstanding 48,807 shares at February 28, 2006 and 48,803 shares at November 30, 2005	62,361	62,284
Accumulated other comprehensive loss	(63)	(98)
Accumulated deficit	(35,909)	(32,423)

Total shareholders’ equity	26,389	29,763

Total liabilities and shareholders’ equity	$36,409	$39,998

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended February 28,
	2006	2005
Net sales	$6,528	$9,678
Cost of sales	2,876	3,347

Gross margin	3,652	6,331

Operating expenses:
Research and development	608	664
Selling and marketing	4,568	5,184
General and administrative	1,729	1,337
Amortization of intangible assets	119	130

Total operating expenses	7,024	7,315

Loss from operations	(3,372)	(984)

Other income (expense):
Interest income	53	56
Interest expense	(121)	(101)
Foreign currency loss	(9)	(10)
Other, net	(2)	(3)

Other income (expense), net	(79)	(58)

Loss before income taxes and minority interest	(3,451)	(1,042)
Minority interest in income of subsidiary	(6)	(29)
Income tax benefit (provision)	(29)	427

Net loss	$(3,486)	$(644)

Net loss per common share, Basic and diluted	$(.07)	$(.01)

Weighted-average number of shares used in per share calculation:
Basic and diluted	48,804	48,748

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,486)	$(644)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	6	29
Depreciation	173	145
Amortization of intangible assets	119	130
Provision for warranty repairs	8	29
Provision for doubtful accounts	665	741
Provision for (reduction in) doubtful long-term receivables	—	(24)
Stock-based compensation expense	75	—
Other non-cash items, net	6	19
Changes in operating assets and liabilities:
Accounts receivable	2,022	392
Inventory	(603)	(1,223)
Long-term and installment receivables	439	259
Other current assets	(21)	(633)
Other assets	25	(17)
Accounts payable	(184)	758
Accrued expenses and other current liabilities	69	(338)
Accrued compensation	25	(320)
Income taxes payable	10	(37)
Deferred revenue	(34)	(9)
Deferred rent	(25)	8

Net cash used in operating activities	(711)	(735)

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(Unaudited – In thousands)

	Three Months Ended February 28,
	2006	2005
Cash flows from investing activities:
Purchases of property, plant and equipment	$(133)	$(570)
Purchases of businesses, net of cash acquired	—	(48)

Net cash used in investing activities	(133)	(618)

Cash flows from financing activities:
Repayment of debt	(106)	(747)
Exercise of stock options and warrants	2	190

Net cash used in financing activities	(104)	(557)

Effect of exchange rate changes on cash and cash equivalents	5	(1)

Net decrease in cash and cash equivalents	(943)	(1,911)
Cash and cash equivalents at beginning of period	3,615	6,801

Cash and cash equivalents at end of period	$2,672	$4,890

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$82	$85

Income taxes	$45	$58

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General

Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is an innovator of an important medical technology called Impedance Cardiography (ICG). The Company develops, manufactures and markets noninvasive ICG diagnostic and monitoring devices, proprietary ICG sensors and a broad array of medical device electrodes. The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993.

Basis of Presentation

The information contained in this report is unaudited, but in the Company’s opinion reflects all adjustments including normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of November 30, 2005 is derived from the November 30, 2005 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2005 as presented in the Company’s Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The consolidated results of operations for the three months ended February 28, 2006 and cash flows for the three months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2006.

Recent Accounting Pronouncements

The adoption of SFAS 123R, Share-Based Payment, did not have a material effect on the Company’s financial position or results of operations.

The adoption of SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statement, had no effect on the Company’s financial position or results of operations.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (Continued)

Stock-Based Compensation

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on December 1, 2005, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The pro forma table below reflects net loss, and net loss per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005 as follows (In thousands, except per share data):

Three Months Ended February 28, 2005
Net loss as reported	$(644)
Add: Stock-based employee compensation expense included in net loss, net of tax	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(438)

Pro forma net loss	$(1,082)

Loss per common share:
As reported – basic and diluted	$(.01)

Pro forma – basic and diluted	$(.02)

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (Continued)

For the three months ended February 28, 2006, total stock-based compensation expense included in the consolidated statements of operations was $75,000, charged as follows (In thousands):

Cost of sales	$3
Research and development	6
Selling and marketing	23
General and administrative	43

Total stock-based compensation expense	$75

The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

The weighted-average fair value of options granted during the three months ending February 28, 2005, was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows: weighted average fair value of grants $2.29; expected volatility 60.5%; dividend yield 0%; risk-free interest rate 3.2%; expected life 3.7 years.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair values is as follows:

Three Months Ended February 28, 2006
Weighted average fair value of grants	$0.75
Expected volatility	68.2%
Dividend yield	0%
Risk-free interest rate	4.4%
Expected term in years	5.6

Expected Volatility - The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield - The Company has not, and does not intend to, issue dividends.

Risk-free Interest Rate - The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years - The expected term is based upon the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (Continued)

The following is a summary of stock option activity under the Option Plans as of February 28, 2006 and changes during the three months ended February 28, 2006 were as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at November 30, 2005	5,408,976	$3.73
Granted	145,550	1.19
Exercised	(3,187)	1.19
Forfeited	(31,192)	1.24
Expired	(95,992)	4.53

Options outstanding at February 28, 2006	5,424,155	$3.67

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at February 28, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 –1.18	221,600	8.7	$1.11	117,800	$1.08
1.19 – 2.37	1,450,091	6.3	1.55	1,042,927	1.65
2.38 – 3.56	1,135,237	4.9	2.99	1,134,237	2.99
3.57 – 4.75	700,711	4.9	4.19	700,711	4.19
4.76 – 5.94	928,960	6.1	5.21	928,960	5.21
5.95 – 7.12	919,038	5.6	6.16	919,038	6.16
7.13 – 8.31	62,518	4.1	8.00	62,518	8.00
8.32 – 9.50	5,000	4.1	8.77	5,000	8.77
11.88	1,000	4.0	11.88	1,000	11.88

	5,424,155	5.7	$3.67	4,912,191	$3.92

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (Continued)

The aggregate intrinsic value of options outstanding and exercisable at February 28, 2006, was $353,978 and $201,233, respectively. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s average stock price of $1.33 during the quarter ended February 28, 2006.

A summary of the Company’s un-vested shares as of February 28, 2006, and changes during the three months ended February 28, 2006, were as follows:

	Number of shares	Weighted- average grant date fair value
Un-vested at November 30, 2005	470,565	$0.61
Granted	145,550	$0.75
Vested	(72,959)	$0.65
Cancelled/Expired/Forfeited	(31,192)	$0.56

Options outstanding at February 28, 2006	511,964	$0.65

As of February 28, 2006, there was $196,896 of total unrecognized compensation expense related to un-vested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of 0.9 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants that are not anti-dilutive in the weighted average share calculation. Basic and diluted loss per share are the same for the three months ended February 28, 2006 and 2005 as all potentially dilutive securities are antidilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the three months ended February 28, 2006 and 2005 as their effect was antidilutive (In thousands):

	Three Months Ended February 28,
	2006	2005
Stock options	5,134	2,875
Warrants	—	—

Total	5,134	2,875

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2.	Segment and Related Information

The Company’s reportable operating segments are as follows:

Impedance Cardiography (“ICG”)

The ICG segment consists primarily of the development, manufacture and sales of the BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body and are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold through the Company’s direct sales force and distributors to physicians and hospitals throughout the world. The ICG segment also includes products from the Company’s Medis subsidiary which are diagnostic and monitoring devices such as the Niccomo and Cardioscreen monitors and the Rheoscreen family of measurement devices.

In December 2004, the Company received FDA 510(k) clearance on the first phase of the BioZ Dx and commenced commercial shipments in the first fiscal quarter of 2005. The BioZ Dx has improved signal processing and features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. In June 2005, the Company received FDA 510(k) clearance on the second phase of the BioZ Dx and commenced commercial shipments in the third fiscal quarter of 2005. The second phase combined ICG/ECG BioZ Dx includes 12-lead ECG capability which provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Existing BioZ Dx customers are able to purchase the 12-lead diagnostic ECG capability with a convenient field upgrade.

Electrocardiography (“ECG”) Segment

The ECG medical sensor segment, designs, manufactures and sells a broad array of medical device electrodes and related supplies through the Company’s Vermed subsidiary. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2.	Segment and Related Information – (Continued)

Set forth below is segment information for the Company’s reporting segments for the three months ended February 28, 2006 and 2005. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other”, includes elimination of intersegment sales (In thousands):

	Three Months Ended February 28,
	2006	2005
Net external sales:
ICG	$4,103	$7,246
ECG	2,425	2,432
Intersegment	251	—
Other	(251)	—

Consolidated net external sales	6,528	9,678

Gross margin:
ICG	2,790	5,262
ECG	862	1,069

Consolidated gross margin	3,652	6,331

Gross margin as a percentage of sales:
ICG	68.0%	72.6%
ECG	35.5%	44.0%
Consolidated gross margin as a percentage of net sales	55.9%	65.4%
Loss before income tax benefit (provision) and minority interest:
ICG	(2,660)	(814)
ECG	169	526

Loss before income tax benefit (provision) and minority interest of reportable segments	(2,491)	(288)
Corporate unallocated	(960)	(754)

Consolidated loss before income tax benefit (provision) and minority interest	$(3,451)	$(1,042)

	February 28, 2006	November 30, 2005
Total assets:
ICG	$19,363	$22,672
ECG	21,974	21,687

Total assets of reportable segments	41,337	44,359
Corporate unallocated	(4,928)	(4,361)

Consolidated total assets	$36,409	$39,998

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2. Segment and Related Information – (Continued)

Goodwill included in the table above for the ICG segment at February 28, 2006 and November 30, 2005 was $1,846,000 and $1,825,000, respectively. Goodwill for the ECG segment was $9,521,000 at both February 28, 2006 and November 30, 2005.

During the three months ended February 28, 2006 and 2005, the Company had a single major customer, Physician Sales and Services (PSS), which exceeded 10% of total net sales. The net revenues from PSS included in both the ICG and ECG segment net sales for the three months ended February 28, 2006 and 2005 totaled $931,000 and $2,381,000, respectively.

3.	Inventory

Inventory consists of the following (In thousands):

	February 28, 2006	November 30, 2005
Electronic components and subassemblies	$2,503	$2,450
Finished goods	3,243	2,121
Demonstration units	1,586	1,766
Less provision for obsolete and slow moving inventory	(997)	(628)
Less provision for demonstration inventory	(353)	(330)

Inventory, net	$5,982	$5,379

4.	Long-Term Receivables

In fiscal 2000, the Company offered its customers no-interest financing with maturities ranging from 24 to 60 months. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement. Interest income is deferred and recognized on a monthly basis over the contract term.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

4. Long-Term Receivables – (Continued)

Long-term receivables consist of the following (In thousands):

	February 28, 2006	November 30, 2005
Long-term receivables, net of deferred interest	$2,425	$2,928
Less allowance for doubtful long-term receivables	(382)	(381)

	2,043	2,547
Less current portion of long-term receivables	(1,274)	(1,376)

Long-term receivables, net	$769	$1,171

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following (In thousands):

	Estimated Useful Life (In years)	February 28, 2006	November 30, 2005
Land	—	$182	$181
Building and improvements	5-35	2,630	2,618
Computer software and equipment	3-5	1,684	1,653
Manufacturing, lab equipment and fixtures	3-20	2,807	2,766
Office furniture and equipment	3-8	350	341
Sales equipment and exhibit booth	3-5	73	73
Auto	5	18	18
Construction in progress	—	314	265

		8,058	7,915
Accumulated depreciation		(2,579)	(2,407)

Property, plant and equipment, net		$5,479	$5,508

6.	Goodwill and Intangible Assets

The Company accounts for goodwill under the provisions of SFAS No. 142. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2005, the first year following the acquisition of Vermed and Medis, the Company performed an annual impairment review of goodwill. Based on the analysis, there was no impairment of goodwill at November 30, 2005 and no events have subsequently occurred or circumstances changed that indicate that goodwill might be impaired.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

6.	Goodwill and Intangible Assets – (Continued)

Identifiable intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Identifiable intangible assets which consists of the following: (In thousands)

	Estimated Life (in years)	February 28, 2006			November 30, 2005
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(564)	$2,336	$2,900	$(491)	$2,409
OEM relationships	10	900	(175)	725	900	(153)	747
Proprietary gel formulas	15	100	(13)	87	100	(11)	89
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 to 5	387	(142)	245	383	(121)	262
Patents	5	122	(17)	105	120	(16)	104

		$4,509	$(911)	$3,598	$4,503	$(792)	$3,711

Estimated amortization expense for the years ending November 30 is as follows:

2007	$492,000
2008	$489,000
2009	$484,000
2010	$405,000
2011	$403,000

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

7.	Product Warranties

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

The following table summarizes information related to the Company’s warranty provision for the three months ended February 28, 2006 and the year ended November 30, 2005 (In thousands):

	Three Months Ended February 28, 2006	Year Ended November 30, 2005
Beginning balance	$578	$409
Provision for warranties issued	8	281
Warranty expenditures incurred	(19)	(112)

Ending balance	$567	$578

8.	Financing Agreements

At November 30, 2005 and February 28, 2006, the Company had $2.2 million outstanding on its $5.0 million revolving line of credit with Comerica Bank that matures November 13, 2006. The Company also has an outstanding term loan with Comerica Bank that has a maturity date of November 1, 2008. The interest rate on both the term loan and the revolving line of credit bear interest at a rate of one percent above the bank’s prime rate and are subject to adjustment on a monthly basis. In February 2006, the Company entered into a Sixth Amendment to the Second Amended and Restated Loan and Security Agreement with Comerica Bank which provided a waiver for the fourth quarter fiscal 2005 net income covenant violation, replaced the net income covenants with maximum quarterly loss before interest, taxes, depreciation, amortization and equity compensation (“EBITDA”) covenants and added a liabilities to tangible net worth covenant.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

8. Financing Agreements – (Continued)

At February 28, 2006, the Company’s first quarter fiscal 2006 EBITDA fell below the maximum $750,000 loss level and its liabilities to tangible net worth ratio exceeded the maximum allowable of 0.75 to 1.00. In March 2006, the Company obtained a waiver agreement from Comerica Bank which waived the first quarter covenant violations, however, as a result of the covenant violations in the first quarter 2006, the Company is unable to incrementally borrow on its existing revolving credit line until such time as it is in compliance with the pre-established loan covenants. Therefore, at February 28, 2006, the Company has classified the long-term portion of the Comerica term loan of $574,000 as current as required under EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor.

The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all assets of the Company.

9.	Long-term Debt

Long-term debt consists of the following (In thousands):

	February 28, 2006	November 30, 2005
Secured bank loan payable to Comerica Bank at 8.5% at February 28, 2006 and 8% at November 30, 2005 (matures November 2008) (See Note 8)	$901	$983
Secured bank loans payable to Sparkasse Arnstadt- Ilmenau at 5.5% and 5.9% (matures August 2021) (See Note 11)	351	351
Notes payable to Vermont Economic Development Authority at 4.75% at February 28, 2006 and 4.25% at November 30, 2005 (matures January 2012) (see Note 11)	338	353
Capital leases	59	64

Long-term Debt	1,649	1,751
Less current portion	(1,003)	(431)

	$646	$1,320

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

10.	Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following: (In thousands)

	Three Months Ended February 28,
	2006	2005
Net loss as reported	$(3,486)	$(644)
Foreign currency translation adjustments	36	36

Total other comprehensive loss	$(3,450)	$(608)

11.	Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at February 28, 2006 of $721,000 (Euros 608,000), which expire on June 3, 2009 to support deferred acquisition payments associated with the Medis acquisition to be paid annually through 2009. The deferred acquisition payments are reported in the current and long-term liabilities in the consolidated balance sheet.

Operating leases

In March 2005, the Company amended the operating lease for both the existing and original space in the San Diego, California facility to extend the terms of the lease to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for the construction of building improvements. The lease payments on the original space are $20,000 per month through July 31, 2007, increasing to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the expansion space commenced on November 1, 2004 at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total future lease commitments on the amended lease through December 31, 2009 approximate $1,644,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $482,000 at February 28, 2006 and is recorded as deferred rent on the accompanying consolidated balance sheets.

Assets pledged on bank revolving credit line and term loan

The Company has pledged all assets as collateral and security in connection with the Comerica Bank term loan and revolving credit line agreement.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to a maximum loan availability of $480,000 with VEDA to assist with the purchase and installation of custom designed manufacturing equipment. The note payable is guaranteed by CardioDynamics and secured by the manufacturing equipment.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

11.	Commitments and Contingencies – (Continued)

Contingent obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $369,000 (310,800 Euros, which represents the Company’s 80% share), if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

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

Legal Proceedings

The Company is from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business, none of which is required to be disclosed under Part II – Item 1. Management believes that resolution of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Debt Financing

Subsequent to the quarter ended February 28, 2006, the Company entered into a letter of intent for the sale of $4 million of convertible debt securities to its largest institutional shareholder. Under the terms of the non-binding letter of intent, the three-year, subordinated convertible note will bear interest at an annual rate of 8%, and will be convertible into common stock at a fixed price of $1.15 per share. The investors will have the right to make a follow-on investment of $1.25 million in subordinated convertible notes within 18 months of closing at a conversion price of $1.40 per share. The Company anticipates completion of legal documentation and closing of the financing in April 2006.

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

Although forward-looking statements in this Report on Form 10-Q reflects the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to the Company’s audited financial statements for the fiscal year ended November 30, 2005, as well as interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended February 28, 2006 and 2005)

Overview

CardioDynamics is the innovator and market leader of an important medical technology called Impedance Cardiography (ICG). We develop, manufacture, and market noninvasive ICG diagnostic and monitoring devices, proprietary ICG sensors and a broad array of medical device electrodes. Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings.

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

There is often a slow adoption of new technologies in the healthcare industry, even technologies that ultimately become widely accepted. Making physicians aware of the availability and benefits of a new technology, changing physician habits, the time required to obtain adequate reimbursement levels, and the malpractice and legal issues that overlay the healthcare industry are all factors that tend to slow the rate of adoption for new medical technologies. We have invested a significant amount of our resources in clinical trials, which, if results continue to prove successful, should contribute to further physician acceptance and market adoption of our technology. However, as with any clinical trial, there is no assurance of achieving the desired positive outcome.

We continue to invest in our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare and Philips Medical Systems (“Philips”), both of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and we co-developed the BioZ Dx with Philips. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time to accelerate the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, motivate, focus and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time to mitigating these and other risks, described in the risk factor section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2005, to the greatest extent possible.

In addition to 17% fewer available selling days in the first quarter of fiscal 2006 compared with the average for other quarters, we faced several significant challenges during the quarter, including:

•	Lack of sales productivity from our direct sales force;

•	Continued effects of Medicare’s restriction of ICG hypertension coverage in all but resistant hypertensive patients;

•	The medical community awaiting anticipated publication of ICG clinical trials;

•	The transition of the Company’s sales management team resulting in over 35% of the direct sales force and management team entering the quarter with less than six month experience in their position, and;

•	Much higher than planned external audit fees.

As a result of these challenges, in March 2006, the Company had a workforce reduction in support services, operations and research totaling approximately 12% of the ICG segment personnel to better balance operating expenses with current revenue levels. The workforce reduction, coupled with not filling previously open positions and deferral of certain project expenses, is expected to save approximately $3 million in cash expenditures in 2006.

Operating Segments - Our business consists of the following two principal operating segments:

ICG Segment

The ICG segment consists primarily of the development, manufacture and sales of the BioZ Dx Diagnostics, BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. The ICG segment also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices which are sold internationally to physicians, researchers and equipment manufacturers.

We derive most of our ICG segment revenue from the sale of our BioZ ICG Monitors and associated disposable ICG sensors, which are consumed each time a patient test is performed. In the first quarter 2006 and 2005, 37% and 22%, respectively, of our total ICG revenue came from our disposable ICG sensors, and that percentage has increased each year from approximately 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004 and 24% in 2005. We have now shipped over 4.5 million ICG sensor sets to customers since introducing the BioZ. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ Systems. We believe our CAS investment is important to drive the growth of ICG sensors, which should improve the predictability of our revenue, earnings and cash flow.

In early 2004, Centers for Medicare and Medicaid Services (CMS) issued an updated national coverage determination. Of the six indications previously indicated, five were substantially unchanged. One indication, “suspected or known cardiovascular disease,” was revised to specifically allow CMS carrier discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure on three or more anti-hypertensive medications, including a diuretic. While this clarification was potentially positive in those states that did not have previous hypertension coverage, the restriction has limited ICG Medicare reimbursement in a number of states that previously had more liberal hypertension coverage. This coverage limitation has contributed to the downturn in ICG system sales and slowed ICG sensor revenue growth.

In the near-term, we are focusing our sales efforts on cardiologists and larger physician practices and on better clinical education and use of our products for heart failure and shortness of breath patients. In addition, we are driving toward the publication of our multi-center CONTROL study (which showed that clinician use of BioZ technology helped patients reach targeted blood pressure levels twice as effectively as standard clinical practice) in a leading hypertension journal, Hypertension. Subsequent to the first fiscal quarter, the CONTROL study was published in Hypertension. Based on the anticipated publication and results of this study, on February 28, 2006, CMS opened the reconsideration review process to evaluate whether to broaden ICG hypertension coverage.

ECG Segment

The ECG segment, also referred to as the Medical Sensor segment, designs, manufactures and sells proprietary ICG sensors and a broad array of medical device electrodes and related supplies through our Vermed division. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We have begun to more aggressively pursue Group Purchase Organization (GPO), private label and Original Equipment Manufacturer (OEM) medical sensor opportunities. Customers expect a steady, uninterrupted flow of top quality sensors, and we have invested in capital equipment to ensure we can fulfill that requirement. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 60% and 42% of our overall Company revenue in the three months ended February 28, 2006 and 2005, respectively.

Net Sales of ICG Segment – Net sales for the three months ended February 28, 2006 were $4,103,000 compared with $7,246,000 in the same quarter last year, a decrease of $3,143,000 or 43%. The sales decrease was due primarily to lower BioZ® placements by our domestic direct sales force and lower average selling prices of our BioZ Systems. We sold 135 (including 34 ICG Modules) ICG Monitors and ICG Modules in the three months ended February 28, 2006, down significantly from 238 (including 48 ICG Modules) ICG Monitors and ICG Modules, sold in the same period last year.

Net sales for the three months ended February 28, 2006 by our domestic direct sales force, which targets physician offices and hospitals, decreased by 43% to $3,550,000, down from $6,233,000 in the same quarter last year.

We believe that the decline in the three months ended February 28, 2006 is the result of several factors including:

•	Retargeting of our sales force toward cardiologists, congestive heart failure clinics and larger physician practices as a result of the CMS limitation on ICG hypertension coverage to patients on three or more hypertension drugs;

•	17% fewer available selling days in the first fiscal quarter, due to the holidays and our national sales meeting, compared with the average for quarters two, three and four;

•	The medical community awaiting anticipated publication of ICG clinical trials;

•	The transition of the Company’s sales management team and realignment of our sales regions down to four regions resulting in over 35% of the direct sales force and management team entering the quarter with less than six month experience in their position.

While we believe that we are addressing these factors, we also believe that the CMS coverage restriction will continue to have an impact on our results in subsequent periods.

For the three months ended February 28, 2006, international sales decreased by 53% to $443,000 from $945,000 in the same period last year. The decrease is due primarily to a reduction in the number of BioZ Systems sold to China in the first quarter of fiscal 2006 from the same period during the prior year. In addition, the prior year quarter sales of our Medis products included higher sales of Niccomo product in the Middle East which did not reoccur in the current year.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue decreased 7% in the three months ended February 28, 2006 to $1,506,000, representing 37% of ICG net sales (23% of consolidated net sales), down from $1,624,000 or 22% of ICG net sales in the same quarter last year. We offer a Discount Sensor Program to our domestic outpatient customers that provides considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors will continue to increase as well.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $147,000 and $192,000 for the three months ended February 28, 2006 and 2005, respectively. The decrease is primarily due to lower spare parts sales during the quarter as compared with the same quarter last year.

Net Sales of ECG Segment – Net sales of medical sensors by our Vermed division for the quarter ended February 28, 2006 and 2005 was $2,425,000 and $2,432,000, respectively. Although, sales were essentially flat, the 2006 quarter includes a higher mix of distributor sales than the prior year same quarter.

Stock-Based Compensation Expense – We adopted SFAS 123R, “Share-Based Payment” as of December 1, 2006, therefore operating expenses for the three months ended February 28, 2006 include stock-based compensation expense of $75,000. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin of ICG Segment – Gross margin for the three months ended February 28, 2006 and 2005 was $2,790,000 and $5,262,000, respectively. As a percentage of net sales, gross margin in the three months ended February 28, 2006, was 68%, down from 73% in the same quarter last year. The decrease in gross margin percentage was primarily due to higher raw material costs associated with the BioZ Dx, lower average selling prices of the BioZ systems and inventory provisions for potential excess BioZ.com inventory of $178,000.

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

Gross Margin of ECG Segment – Gross margin for the three months ended February 28, 2006 and 2005 was $862,000 and $1,069,000, respectively. As a percentage of net ECG sales, gross margin was 36% in the three months ended February 28, 2006, compared with 44% in the same quarter last year. The decrease in gross margin percentage is due to increased discounts to GPO’s, lower margins associated with a greater mix of distributor sales and increased depreciation on new automated sensor manufacturing equipment.

Research and Development for ICG Segment – Research and development expenses in the ICG segment decreased 12% in the quarter ended February 28, 2006 to $556,000 from $630,000 in the same quarter in 2005. The decrease is primarily due to lower headcount levels required due to the completion of the development and testing of the BioZ Dx in mid 2005. In 2006, we will continue to focus on further streamlining the ICG research and development function.

Research and Development for ECG Segment – Research and development expenses for the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment R&D expenses were $52,000 and $34,000 in the three months ended February 28, 2006 and 2005, respectively. The prior year expenses were lower due to the capitalization of in-house research and development personnel costs required to develop customized sensor manufacturing equipment.

Selling and Marketing for ICG Segment – Selling and marketing expenses for the ICG segment for the first quarter ended February 28, 2006 were $4,237,000, down 14% from $4,897,000 in the comparable quarter last year. The decrease in selling and marketing expenses is due to lower headcount levels resulting from the realignment of the sales force into four regions which reduced personnel costs by $271,000 and travel and meeting costs by $134,000. These were partially offset by higher bad debt expense of $48,000 and legal fees of $68,000. In addition, the first quarter fiscal 2005 included increased costs due to higher expensed product material costs of $356,000 related to the initial rollout of the BioZ Dx. As a percentage of ICG net sales, selling and marketing expenses increased to 103% for the three months ended February 28, 2006, compared with 68% for the same quarter last year. The increased percentage of selling and marketing expenses to ICG net sales is due primarily to significantly lower BioZ sales in the current quarter.

Selling and Marketing for ECG Segment – Selling and marketing expenses for the ECG segment are primarily related to Vermed’s telemarketing, customer service and the OEM sales team. For the three months ended February 28, 2006 and 2005, ECG segment selling and marketing expenses were $271,000 and $222,000 for respectively. As a percentage of net ECG sales, selling and marketing expenses increased to 11% for the three months ended February 28, 2006 as compared with 9% in the same period last year. The increase in selling and marketing expenses is due to higher personnel, travel and advertising and promotion costs.

Selling and Marketing for Corporate Unallocated – For the three months ended February 28, 2006, corporate unallocated selling and marketing expenses were $60,000 as compared to $65,000 in the prior year. These expenses include general corporate expenses of a non-segment nature such as costs for the corporate business development function, which assists in targeting new market opportunities and complementary technologies through acquisitions or strategic relationships.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the quarter ended February 28, 2006 were $660,000, up 20% from $549,000 in the same quarter last year. The increase is due primarily to increased annual external financial audit fees. As a percentage of ICG net sales, general and administrative expenses during the three months ended February 28, 2006 increased to 16%, up from 8% in the same period one year ago.

General and Administrative for ECG Segment – General and administrative expenses for the ECG segment in the three months ended February 28, 2006 and 2005 were $250,000, up 51% from $166,000 in the same quarter last year. As a percentage of ECG net sales, general and administrative expenses during the three months ended February 28, 2006 was 10%, as compared to 7% in the same period of the prior year. The increase is primarily due to increased annual financial audit fees.

General and Administrative for Corporate Unallocated– Corporate unallocated items consist of general corporate expenses of a non-segment related nature. For the three months ended February 28, 2006, these expenses were $819,000, up from $622,000 from the same quarter last year primarily due to increased accounting costs associated with compliance requirements of the Sarbanes-Oxley Act of 2002, including Section 404 internal control. We anticipate that these increased regulatory compliance requirements will continue to negatively impact our general and administrative costs in future periods.

Amortization of Intangible Assets for ICG Segment – For the three months ended February 28, 2006 and 2005, the ICG segment had $22,000 and $33,000 of amortization expense. The decreased amortization expense in the first three months of February 28, 2006 is based on the lower finalized valuation of identifiable intangible assets purchased in the acquisition of Medis adjusted in the second quarter of fiscal 2005.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 for both the three months ended February 28, 2006 and 2005, respectively.

Other Income for the ICG Segment – Interest income for the ICG segment during the three months ended February 28, 2006 was $41,000 as compared with $49,000 in the same quarter last year. The decrease is primarily due to lower interest earned on fewer internally financed equipment leases.

Interest expense for the ICG segment was $30,000 during the three months ended February 28, 2006 compared with $29,000 in the same quarter last year.

Foreign currency translation loss for the three months ended February 28, 2006 and 2005 was $9,000 and $10,000, respectively. The foreign currency translation losses are a result of the revaluation of the Medis deferred acquisition liability which can fluctuate depending on foreign exchange rates in effect as of the current reporting period.

Other Income for the ECG Segment – Interest income for the ECG segment was $2,000 for both three month periods ended February 28, 2006 and 2005.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the three months ended February 28, 2006 was $10,000 as compared with $5,000 in the same period last year.

Corporate unallocated interest expense is related to the bank term loan from the 2004 Vermed acquisition. For the three months ended February 28, 2006 and 2005, corporate unallocated interest expense was $91,000 and $72,000, respectively. The increase was due to the accelerated write-off of deferred bank fees associated with the restructuring of the Comerica bank term loan.

Income Tax Benefit (Provision) – For the three months ended February 28, 2006, we recorded a tax provision of $29,000 related to estimated foreign income taxes, compared with an income tax benefit of $427,000 for the first quarter last year. Since we now have a 100% valuation allowance against our deferred tax assets, we did not recognize an income tax benefit against consolidated pre-tax losses in the first quarter of 2006.

Minority Interest in Income of Subsidiary – For the three months ended February 28, 2006 and 2005, the minority interest in the income of Medis was $6,000 and $29,000, respectively, and represents the 20% minority share retained by the sellers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended February 28, 2006 and 2005 was $711,000 and $735,000, respectively. In the three months ended February 28, 2006, there was a significant decrease in profitability and lower accounts receivable resulting from lower sales. The first quarter 2005 reflects a larger increase in inventory and accounts payable due to the introduction of the BioZ Dx product.

Net cash used in investing activities for the three months ended February 28, 2006 was $485,000 lower than the same period last year because the prior year amount includes leasehold improvements related to the expansion of our San Diego facility and higher investment in manufacturing equipment at our Vermed division.

Net cash used in financing activities for the three months ended February 28, 2006 was $104,000 compared with $557,000 in the same period last year. The prior year amount includes higher repayment of debt on the Comerica bank term loan which included a pre-payment of $300,000 partially offset by greater proceeds received from the exercise of stock options. In 2006, our fixed principal Comerica term loan payments will be lower than prior year due to the restructuring of the Comerica Bank term loan which lowers the monthly fixed principal payments from $146,000 to $27,000.

In February 2006, we entered into a Sixth Amendment to the Second Amended and Restated Loan and Security Agreement with Comerica Bank which provided a waiver for the fourth quarter fiscal 2005 quarterly net income covenant violation and replaced the net income covenants with maximum quarterly loss before interest, taxes, depreciation, amortization and equity compensation (“EBITDA”) covenants and added a liabilities to tangible net worth covenant.

First quarter fiscal 2006 EBITDA fell below the newly established maximum $750,000 loss level and our liabilities to tangible net worth ratio exceeded the maximum allowable of 0.75 to 1.00. In March 2006, we obtained a waiver agreement from Comerica Bank which waived the first quarter covenant violations, however, as a result of the covenant violations, we are unable to incrementally borrow on the revolving credit line until such time as we are in compliance with the pre-established loan covenants. At February 28, 2006, there was $2,200,000 of outstanding borrowings under the revolving credit line.

There is an unused commitment fee of one half percent of the difference between the available revolving credit line and the average daily revolving credit balance, reduced by one-quarter percent based on a stated level of cash on deposit with the bank. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of February 28, 2006, our outstanding letters of credit totaled 608,000 Euros ($721,000) which reduces credit available under our revolving credit line.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to a maximum loan availability of $480,000 with the Vermont Economic Development Authority (VEDA) to assist with the purchase and installation of custom designed manufacturing equipment. The interest rate is adjustable at 0.75% less than the tax exempt rate (4.75% at February 28, 2006) and the loan matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. We do not believe that the covenants are reasonably likely to materially limit our ability to borrow on the loan and promissory note agreement. The note payable is guaranteed by CardioDynamics and is secured by the custom designed manufacturing equipment.

At February 28, 2006, we have net operating loss carryforwards of approximately $32 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes.

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

At November 30, 2005, in light of recent losses and other factors, we determined, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, and therefore recorded a valuation allowance for the full amount of the deferred tax assets. Since we now have a 100% valuation allowance against our deferred tax assets, we did not recognize an income tax benefit against consolidated pre-tax losses in the first quarter of 2006.

Although we believe that our current cash and cash equivalents, operating cash flows and future availability under our revolving line of credit will be sufficient to support our ongoing operating and investing requirements, capital expenditures and to meet the working capital requirements of anticipated future growth, we plan to raise additional debt or equity financing in the second quarter of 2006 to assure that we have the resources to support higher than anticipated cash requirements or opportunistic investment opportunities. Subsequent to the quarter ended February 28, 2006, we entered into a letter of intent for the sale of $4 million of convertible debt securities to our largest institutional shareholder. Under the terms of the non-binding letter of intent, the three-year, subordinated convertible note will bear interest at an annual rate of 8%, and will be convertible into common stock at a fixed price of $1.15 per share. The investors will have the right to make a follow-on investment of $1.25 million in subordinated convertible notes within 18 months of closing at a conversion price of $1.40 per share. We anticipate completion of legal documentation and closing of the financing in April, 2006.

Additionally, as we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of SFAS 123R, Share-Based Payment, did not have a material effect on the Company’s financial position or results of operations.

The adoption of SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statement, had no effect on the Company’s financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to off-balance sheet arrangements other than operating leases, and has not engaged in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis, including those related to the allowance for doubtful accounts receivable, sales returns, inventory obsolescence, tax valuation allowance, asset impairment and warranty reserve.

The estimates and assumptions are based on historical experience and existing, known circumstances management believes to be reasonable based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that other than the adoption of SFAS 123 (revised 2004), “Share-Based Payment”, there have been no significant changes during the three months ended February 28, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended November 30, 2005.

Stock-Based Compensation Expense

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, the Company recognizes compensation expense for all stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on December 1, 2005, the Company recognized stock-based compensation expense in accordance with APB 25, and provided pro forma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 1 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially all of its portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates, however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of February 28, 2006, the Company does not have any short-term investments.

During 2006, the Company’s primary exposure to market risk was interest rate risk associated with variable rate debt. See “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. Based on a one percent change in interest rates on variable rate debt, this would have resulted in annual interest expense fluctuating by approximately $30,000 in the first quarter of 2006.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risks related to foreign currency exchange rates, and has concluded that the market risk exposure is not material at this time.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the date of this report, reviewed the Company’s process of gathering, analyzing and disclosing information that is required to be disclosed in its periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Securities Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, the Company’s business, operations and finances. [Verifying with Dave no need to disclose inventory potential significant deficiency]

Based on this evaluation, The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

The Company has made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended February 28, 2006 internal control testing and evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors as previously disclosed in Item 1A. to Part I of the Company’s 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Title
10.1	Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated February 21, 2006.

31.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

CARDIODYNAMICS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CardioDynamics International Corporation

Date: April 10, 2006	By:	/s/ Michael K. Perry
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: April 10, 2006	By:	/s/ Stephen P. Loomis
Stephen P. Loomis Vice President, Finance, Chief Financial Officer (Principal Financial and Accounting Officer)