Form 10-Q
period 2006-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2006-07-13
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2006

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

As of July 10, 2006, 48,830,464 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	May 31, 2006	November 30, 2005
	(Unaudited)
Assets (Pledged)
Current assets:
Cash and cash equivalents	$5,858	$3,615
Accounts receivable, net of allowance for doubtful accounts of $1,305 at May 31, 2006 and $1,667 at November 30, 2005	4,450	7,359
Inventory, net	5,471	5,379
Current portion of long-term and installment receivables	944	1,452
Other current assets	369	398

Total current assets	17,092	18,203
Long-term receivables, net	756	1,171
Property, plant and equipment, net	5,425	5,508
Intangible assets, net	3,494	3,711
Goodwill	11,518	11,346
Other assets	36	59

Total assets	$38,321	$39,998

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit - bank	$1,000	$2,200
Accounts payable, including amounts due to related party of $1at May 31, 2006 and $65 at November 30, 2005	1,414	2,022
Accrued expenses and other current liabilities	448	351
Accrued compensation	1,636	1,612
Income taxes payable	161	111
Current portion of deferred revenue	116	196
Current portion of deferred acquisition payments	168	162
Provision for warranty repairs - current	141	132
Current portion of long-term debt	912	431

Total current liabilities	5,996	7,217

Long-term portion of deferred revenue	114	65
Long-term portion of deferred rent	457	506
Long-term portion of deferred acquisition payments	312	440
Provision for warranty repairs - long-term	472	446
Long-term debt, less current portion	3,626	1,320
Fair value of conversion option	3,111	—

Total long-term liabilities	8,092	2,777

Total liabilities	14,088	9,994

Minority interest	325	241
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at May 31, 2006 or November 30, 2005	—	—
Common stock, no par value, 100,000 shares authorized, 48,818 and 48,803 shares issued and outstanding at May 31, 2006 and November 31, 2005, respectively	62,427	62,284
Accumulated other comprehensive income (loss)	133	(98)
Accumulated deficit	(38,652)	(32,423)

Total shareholders’ equity	23,908	29,763

Total liabilities and shareholders’ equity	$38,321	$39,998

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net sales	$7,612	$9,370	$14,140	$19,048
Cost of sales	4,053	4,077	6,929	7,424

Gross margin	3,559	5,293	7,211	11,624

Operating expenses:
Research and development	582	587	1,190	1,251
Selling and marketing	3,691	4,339	8,259	9,522
General and administrative	913	1,102	2,642	2,439
Amortization of intangible assets	128	92	247	223

Total operating expenses	5,314	6,120	12,338	13,435

Loss from operations	(1,755)	(827)	(5,127)	(1,811)

Other income (expense):
Interest income	59	53	112	109
Interest expense	(229)	(89)	(350)	(190)
Loss on derivative instruments	(694)	—	(694)	—
Foreign currency gain (loss)	(47)	33	(56)	23
Other, net	(1)	(4)	(3)	(7)

Other income (expense), net	(912)	(7)	(991)	(65)

Loss before income taxes and minority interest	(2,667)	(834)	(6,118)	(1,876)
Minority interest in (income) loss of subsidiary	(14)	7	(20)	(21)
Income tax benefit (provision)	(62)	145	(91)	572

Net loss	$(2,743)	$(682)	$(6,229)	$(1,325)

Net loss per common share, basic and diluted	$(0.06)	$(0.01)	$(0.13)	$(0.03)

Weighted-average number of shares used in per share calculation:
Basic and diluted	48,813	48,792	48,809	48,771

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,229)	$(1,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	20	21
Deferred income tax	—	(733)
Depreciation	347	324
Amortization of intangible assets	247	223
Accretion of discount on convertible notes	81	—
Provision for warranty repairs	34	30
Provision for (reduction in) doubtful accounts	876	(435)
Provision for (reduction in) doubtful long-term receivables	47	(6)
Stock-based compensation expense	125	—
Loss on derivative instrument	694	—
Other non-cash items, net	45	(11)
Changes in operating assets and liabilities
Accounts receivable	2,056	4,008
Inventory	(81)	(1,500)
Long-term and installment receivables	876	150
Other current assets	30	(342)
Other assets	16	(8)
Accounts payable	(608)	(239)
Accrued expenses and other current liabilities	97	(394)
Accrued compensation	10	(317)
Income taxes payable	40	(37)
Deferred revenue	(31)	(43)
Deferred rent	(50)	199

Net cash used in operating activities	(1,358)	(435)

Cash flows from investing activities:
Purchases of property, plant and equipment	(192)	(930)
Purchases of businesses, net of cash acquired	—	(4)

Net cash used in investing activities	(192)	(934)

Cash flows from financing activities:
Proceeds from issuance of debt	5,304	337
Repayment of debt	(1,411)	(1,211)
Payment of deferred acquisition costs	(166)	(198)
Exercise of stock options and warrants	18	217

Net cash provided by (used in) investing activities	3,745	(855)

Effect of exchange rate changes on cash and cash equivalents	48	(18)

Net increase (decrease) in cash and cash equivalents	2,243	(2,242)
Cash and cash equivalents at beginning of period	3,615	6,801

Cash and cash equivalents at end of period	$5,858	$4,559

Supplemental disclosures of cash flow information:
Interest paid	$173	$171

Income taxes paid	$46	155

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

These consolidated financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2005 as presented in the Company’s Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The consolidated results of operations for the three and six months ended May 31, 2006 and cash flows for the six months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2006.

Recent Accounting Pronouncements

The adoption of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statement, had no effect on the Company’s financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement is aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General – (Continued)

The Company has not determined the impact, if any, the adoption of SFAS 155 will have on its financial position and results of operations.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Stock-Based Compensation

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

In October 2005, the Company’s Board of Directors accelerated the vesting of all unvested, out-of-the-money, employee service period stock options granted under the Option Plans. The Board took this action with the belief that it was in the best interests of the Company’s stockholders as it would reduce the Company’s reported compensation expense in future periods.

A stock option was considered “out-of-the-money” if the stock option exercise price was $2.00 or higher (168% of the closing stock price on the acceleration date). As a result of this action, stock options to purchase 1.4 million shares of the Company’s common stock became immediately exercisable, including 0.5 million stock options held Company executive officers. The weighted-average exercise price of all the accelerated stock options was $4.46.

The accelerated vesting allowed the Company to avoid future compensation expense it would otherwise have recognize in its statements of operations with respect to the accelerated stock options upon the Company’s adoption of SFAS 123R, which requires that compensation cost related to share-based payment transactions be recognized in the Company’s financial statements.

Effective December 1, 2005, the Company adopted the fair value provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended May 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R on December 1, 2005, the Company recognized stock-based

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General – (Continued)

compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The pro forma table below reflects net loss, and net loss per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005 as follows (In thousands, except per share data):

	Three Months Ended May 31, 2005	Six Months Ended May 31, 2005
Net loss as reported	$(682)	$(1,325)
Add: Stock-based employee compensation expense included in net loss, net of tax	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(525)	(1,043)

Pro forma net loss	$(1,207)	$(2,368)

Loss per common share:
As reported – basic and diluted	$(.01)	$(.03)

Pro forma – basic and diluted	$(.02)	$(.05)

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

For the three and six months ended May 31, 2006, total stock-based compensation expense included in the consolidated statements of operations was $50,000 and $125,000, respectively, charged as follows (In thousands):

	Three Months Ended May 31, 2006	Six Months Ended May 31, 2006
Cost of sales	$4	$7
Research and development	18	24
Selling and marketing	9	32
General and administrative	19	62

Total stock-based compensation expense	$50	$125

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statements of operations.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General – (Continued)

The weighted-average fair value of options granted during the three months ended May 31, 2005, was $1.39, which was calculated using the Black-Scholes option pricing model with the following valuation assumptions: expected volatility 61.9%; dividend yield 0%; risk-free interest rate 3.75%; expected life 3.7 years. The weighted-average fair value of options granted during the six months ended May 31, 2005, was $1.88, which was calculated using the Black-Scholes option pricing model with the following valuation assumptions: expected volatility 61.1%; dividend yield 0%; risk-free interest rate 3.45%; expected life 3.7 years.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	Three Months Ended May 31, 2006	Six Months Ended May 31, 2006
Weighted-average fair value of options granted	$0.90	$0.78
Expected volatility	67.1%	68.0%
Dividend yield	0%	0%
Risk-free interest rate	4.9%	4.5%
Expected term in years	5.7	5.7

Expected Volatility - The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield - The Company has not, and does not intend to, pay dividends.

Risk-free Interest Rate - The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years - The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Forfeitures - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company’ accounted for forfeitures as they occurred.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General – (Continued)

The following is a summary of stock option activity under the Option Plans as of May 31, 2006 and changes during the six months ended May 31, 2006 were as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at November 30, 2005	5,408,976	$3.73
Granted	175,700	1.23
Exercised	(14,205)	1.24
Forfeited	(115,247)	1.29
Expired	(339,886)	3.93

Options outstanding at May 31, 2006	5,115,338	$3.70

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at May 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 0.00 – 1.18	190,700	9.5	$1.13	98,300	$1.10
1.19 – 2.37	1,374,721	6.2	1.56	1,061,049	1.63
2.38 – 3.56	1,038,483	4.8	2.99	1,038,483	2.99
3.57 – 4.75	650,130	4.7	4.17	650,130	4.17
4.76 – 5.94	902,786	5.8	5.20	902,786	5.20
5.95 – 7.12	890,000	5.3	6.16	890,000	6.16
7.13 – 8.31	62,518	0.7	8.00	62,518	8.00
8.32 – 9.50	5,000	3.8	8.77	5,000	8.77
11.88	1,000	3.8	11.88	1,000	11.88

	5,115,338	5.6	$3.70	4,709,266	$3.91

The aggregate intrinsic value of options outstanding and exercisable at May 31, 2006, was $228,000 and $145,000, respectively. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s average stock price of $1.44 during the three months ended May 31, 2006. The weighted-average remaining contractual term for exercisable options is 5.4 years. The intrinsic value of option exercises for the three and six months ended May 31, 2006 was $5,000 and $6,000, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. General – (Continued)

A summary of the Company’s unvested stock options as of May 31, 2006, and changes during the six months ended May 31, 2006, were as follows:

	Number of shares	Weighted - average grant date fair value
Unvested stock options at November 30, 2005	470,565	$0.61
Granted	175,700	0.78
Vested	(124,946)	0.66
Cancelled/Expired/Forfeited	(115,247)	0.65

Unvested stock options at May 31, 2006	406,072	$0.66

As of May 31, 2006, there was $191,916 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of 0.8 year.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not anti-dilutive in the weighted-average share calculation. Basic and diluted loss per share is the same for the three and six months ended May 31, 2006 and 2005 as all potentially dilutive securities are antidilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended May 31, 2006 and 2005 as their effect was antidilutive (In thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Stock options	4,882	4,309	4,882	3,452
Warrants	—	—	—	—
Convertible Notes	4,565	—	4,565	—

Total	9,447	4,309	9,447	3,452

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2. Segment and Related Information

The Company’s reportable operating segments are as follows:

Impedance Cardiography (“ICG”)

The ICG segment consists primarily of the development, manufacture and sales of the BioZ® ICG Monitor, BioZ ICG Module and associated BioZtect® sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring the heart’s ability to deliver blood to the body and are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold through the Company’s direct sales force and distributors to physicians and hospitals throughout the world. The ICG segment also includes products from the Company’s Medis subsidiary which are diagnostic and monitoring devices such as the Niccomo and Cardioscreen monitors and the Rheoscreen family of measurement devices.

In December 2004, the Company received FDA 510(k) clearance on the first phase of the BioZ Dx® and commenced commercial shipments in the first fiscal quarter of 2005. The BioZ Dx has improved signal processing and features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. In June 2005, the Company received FDA 510(k) clearance on the second phase of the BioZ Dx and commenced commercial shipments in the third fiscal quarter of 2005. The second phase combined ICG/ECG BioZ Dx includes 12-lead ECG capability which provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Existing BioZ Dx customers are able to purchase the 12-lead diagnostic ECG capability with a convenient field upgrade.

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

Set forth below is segment information for the Company’s reporting segments for the three and six months ended May 31, 2006 and 2005. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other”, includes elimination of intersegment sales (In thousands):

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2. Segment and Related Information – (Continued)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net sales:
ICG	$4,810	$6,855	$8,913	$14,101
ECG	2,802	2,515	5,227	4,947
Intersegment	279	273	530	618
Other	(279)	(273)	(530)	(618)

Consolidated net external sales	7,612	9,370	14,140	19,048

Gross margin:
ICG	2,541	4,294	5,331	9,556
ECG	1,018	999	1,880	2,068

Consolidated gross margin	3,559	5,293	7,211	11,624

Gross margin as a percentage of sales:
ICG	52.8%	62.6%	59.8%	67.8%
ECG	36.3%	39.7%	36.0%	41.8%
Consolidated gross margin as a percentage of net sales	46.8%	56.5%	51.0%	61.0%
Loss before income taxes and minority interest:
ICG	$(1,838)	$(580)	$(4,498)	$(1,393)
ECG	291	391	460	916

Loss before income taxes and minority interest of reportable segments	(1,547)	(189)	(4,038)	(477)
Corporate unallocated	(1,120)	(645)	(2,080)	(1,399)

Consolidated loss before income taxes and minority interest	$(2,667)	$(834)	$(6,118)	$(1,876)

	May 31, 2006	November 30, 2005
Total assets:
ICG	$21,043	$22,672
ECG	22,423	21,687

Total assets of reportable segments	43,466	44,359
Corporate unallocated	(5,145)	(4,361)

Consolidated total assets	$38,321	$39,998

Goodwill included in the table above for the ICG segment at May 31, 2006 and November 30, 2005 was $1,997,000 and $1,825,000, respectively. Goodwill for the ECG segment was $9,521,000 at both May 31, 2006 and November 30, 2005.

During the three and six months ended May 31, 2006 and 2005, the Company had a single major customer, Physician Sales and Services (“PSS”), which exceeded 10% of total net sales. Net sales to PSS, included in both the ICG and ECG segment for the three months ended May 31, 2006 and 2005, totaled $1,036,000 and $1,644,000, respectively. Net sales to PSS for the six months ended May 31, 2006 and 2005 were $1,967,000 and $4,026,000, respectively.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

3. Inventory

Inventory consists of the following (In thousands):

	May 31, 2006	November 30, 2005
Electronic components and subassemblies	$2,881	$2,450
Finished goods	2,602	2,121
Demonstration units	1,467	1,766
Less: provision for obsolete and slow moving inventory	(1,296)	(628)
Less: provision for demonstration inventory	(183)	(330)

Inventory, net	$5,471	$5,379

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

Long-term receivables consist of the following (In thousands):

	May 31, 2006	November 30, 2005
Long-term receivables, net of deferred interest	$2,021	$2,928
Less: allowance for doubtful long-term receivables	(429)	(381)

	1,592	2,547
Less: current portion of long-term receivables	(836)	(1,376)

Long-term receivables, net	$756	$1,171

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (In thousands):

	Estimated Useful Life (In years)	May 31, 2006	November 30, 2005
Land	—	$189	$181
Building and improvements	5-35	2,670	2,618
Computer software and equipment	3-5	1,688	1,653
Manufacturing, lab equipment and fixtures	3-20	3,116	2,766
Office furniture and equipment	3-8	374	341
Sales equipment and exhibit booth	3-5	47	73
Auto	5	20	18

		8,104	7,650
Accumulated depreciation		(2,725)	(2,407)
Construction in progress		46	265

Property, plant and equipment, net		$5,425	$5,508

6. Goodwill and Intangible Assets

The Company accounts for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2005, the first year following the acquisition of Vermed and Medis, the Company performed an annual impairment review of goodwill. Based on the analysis, there was no impairment of goodwill at November 30, 2005 and no events have subsequently occurred or circumstances changed that indicate that goodwill might be impaired.

Identifiable intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

6. Goodwill and Intangible Assets – (Continued)

Identifiable intangible assets which consists of the following: (In thousands)

	Estimated Life (In years)	May 31, 2006			November 30, 2005
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(636)	$2,264	$2,900	$(491)	$2,409
OEM relationships	10	900	(197)	703	900	(153)	747
Proprietary gel formulas	15	100	(15)	85	100	(11)	89
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 to 5	419	(176)	243	383	(121)	262
Patents	5	127	(28)	99	120	(16)	104

		$4,546	$(1,052)	$3,494	$4,503	$(792)	$3,711

Estimated amortization expense for the years ending November 30 is as follows:

2007	$499,000
2008	$497,000
2009	$476,000
2010	$405,000
2011	$392,000

7. Product Warranties

The Company warrants that its stand-alone BioZ Systems shall be free from defects for a period of 60 months (on the BioZ Dx) and 12 months (on the BioZ.com®) from the date of shipment on each new system sold in the United States, 12 months on factory certified refurbished or demonstration systems and for 13 months on systems sold by CardioDynamics or Medis internationally. Additional years of warranty can be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

7. Product Warranties – (Continued)

The following table summarizes information related to the Company’s warranty provision for the six months ended May 31, 2006 and the year ended November 30, 2005 (In thousands):

	Six months ended May 31, 2006	Year Ended November 30, 2005
Beginning balance	$578	$409
Provision for warranties issued	86	281
Warranty expenditures incurred	(51)	(112)

Ending balance	$613	$578

8. Financing Agreements

At May 31, 2006 and November 30, 2005, the Company had $1.0 million and $2.2 million, respectively, outstanding on its $5.0 million revolving line of credit with Comerica Bank that matures November 13, 2006. The Company also has an outstanding term loan with Comerica Bank that has a maturity date of November 1, 2008. The interest rate on both the term loan and the revolving line of credit was 9%, which was one percent above the bank’s prime rate at May 31, 2006, and are subject to adjustment on a monthly basis. In February 2006, the Company entered into a Sixth Amendment to the Second Amended and Restated Loan and Security Agreement with Comerica Bank which provided a waiver for the fourth quarter fiscal 2005 net income covenant violation, replaced the net income covenants with maximum quarterly loss before interest, taxes, depreciation, amortization and equity compensation (“EBITDA”) covenants and added a liabilities to tangible net worth covenant.

At May 31, 2006, the Company’s second quarter fiscal 2006 EBITDA fell below the maximum $250,000 loss level and its liabilities to tangible net worth ratio exceeded the maximum allowable of 0.75 to 1.00. In June 2006, the Company obtained a waiver agreement from Comerica Bank which waived the second quarter covenant violations; however, as a result of the covenant violations in the second quarter 2006, the Company is unable to incrementally borrow on its existing revolving credit line until such time as it is in compliance with the pre-established loan covenants. At May 31, 2006, the Company has classified the long-term portion of the Comerica term loan of $492,000 as current as required under EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all assets of the Company.

9. Long-term Debt

On April 11, 2006, the Company closed the sale of $5.25 million of subordinated convertible debt securities (“Convertible Notes”) to its largest institutional shareholder. The three-year, Convertible Notes due 2009 bear interest at an annual rate of 8%, and are convertible into common stock at a fixed price of $1.15 per share. In connection with the sale of the Convertible Notes, the Company entered into a securities purchase agreement with the purchasers of the Convertible Notes (“Securities Purchase Agreement”).

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

9. Long-term Debt - (Continued)

Pursuant to the terms of the Securities Purchase Agreement, the Company filed a registration statement on Form S-3, which became effective on May 31, 2006 and has agreed to use its best efforts to keep such registration statement effective for a period of up to two years from April 11, 2006, or such lesser period of time as all of the shares of common stock issuable upon conversion of the Convertible Notes have been sold or can be sold without restriction under Rule 144. The Company will be required to pay additional interest, subject to limitations, to the holders of the Convertible Notes if it fails to comply with its obligations to keep the registration statement effective for the required period of time.

The Convertible Notes were assessed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as containing an embedded derivative liability. The Company is required to bifurcate the embedded conversion option and account for it as a derivative instrument liability because the conversion price of the debt can be adjusted if the Company issues common stock at a lower price. This derivative instrument liability was initially recorded at its fair value and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. This embedded conversion option is valued using a binomial option pricing model.

The proceeds received on issuance of the convertible debt were first allocated to the fair value of the bifurcated embedded derivative instruments included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the notes payable being recorded at a significant discount from their face amounts as shown in the table below. This discount, together with the stated interest on the notes payable, is being accreted using an effective interest method over the term of the notes payable.

Proceeds received on the issuance of convertible debt	$5,250,000
Fair value of conversion option	(2,417,000)

Notes payable - convertible notes at carrying value at inception	$2,833,000

The carrying value of the notes payable will accrete up to the face value over the life of the notes. The Company recorded accretion of $81,000 and interest expense of $56,000 related to the Convertible Notes for the three and six months ended May 31, 2006.

The amount recorded on the balance sheet at May 31, 2006 has been calculated as follows:

Convertible notes at carrying value at inception	$2,833,000
Accretion expense	81,000

Convertible notes carrying value at May 31, 2006	$2,914,000

In accordance with SFAS 133 embedded derivative instruments, unless certain conditions are met, requires revaluation at the end of each reporting period. In accordance with this standard the convertible feature of the Convertible Notes must be revalued each period end. Any value change is

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

9. Long-term Debt - (Continued)

reflected as an expense for the period. The primary factor that will impact the fair market value is the market value for the Company’s common shares. In accordance with this standard the conversion feature was revalued at May 31, 2006 as follows:

Fair value of conversion option at inception	$2,417,000
Change in fair market value	694,000

Fair value of conversion option at May 31, 2006	$3,111,000

The change in fair value of $694,000 is recognized as a loss on derivative instruments in the consolidated statements of operations.

Long-term debt consists of the following (In thousands):

	May 31, 2006	November 30, 2005
Subordinated convertible notes at 8.0% at May 31, 2006	$2,914	$—
Secured bank loan payable to Comerica Bank at 9.0% at May 31, 2006 and 8.0% at November 30, 2005 (matures November 2008) (See Note 8)	819	983
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.5% and 5.9% (matures in 2021) (See Note 11)	376	351
Notes payable to Vermont Economic Development Authority at 4.75% at May 31, 2006 and 4.25% at November 30, 2005 (matures in 2012) (See Note 11)	375	353
Capital leases	54	64

Long-term debt	4,538	1,751
Less current portion	(912)	(431)

Long-term debt, less current portion	$3,626	$1,320

10. Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (In thousands):

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
Net loss as reported	$(2,743)	$(682)	$(6,229)	$(1,325)
Foreign currency translation adjustments	196	(192)	231	(156)

Total other comprehensive loss	$(2,547)	$(874)	$(5,998)	$(1,481)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

11. Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at May 31, 2006 of $780,000 (€608,000), which expire on June 3, 2009 to support deferred acquisition payments associated with the Medis acquisition to be paid annually through 2009. The deferred acquisition payments are reported in the current and long-term liabilities in the consolidated balance sheet.

Operating leases

In March 2005, the Company amended the operating lease for both the existing and original space in the San Diego, California facility to extend the terms of the lease to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for the construction of building improvements. The lease payments on the original space are $20,000 per month through July 31, 2007, increasing to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the expansion space commenced on November 1, 2004 at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total future lease commitments on the amended lease through December 31, 2009 approximate $1,544,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $457,000 at May 31, 2006 and is recorded as deferred rent on the accompanying consolidated balance sheets.

Assets pledged on bank revolving credit line and term loan

The Company has pledged all assets as collateral and security in connection with the Comerica Bank term loan and revolving credit line agreement. In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to maximum loan availability of $480,000 with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed manufacturing equipment. The note payable is guaranteed by CardioDynamics and secured by the manufacturing equipment.

Contingent obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $399,000 (€310,800), which represents the Company’s 80% share, if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

The grant subsidies were used to assist with the construction of the building now occupied and used for Medis’ business operations. The following conditions must be maintained:

•	Number of employees must be retained at a minimum level.

•	Medis must manufacture at least 50% of it sales volume in medical or comparable devices.

•	The Medis business is not allowed to be discontinued or transferred to another owner without transferring the aforementioned conditions and contingent liability.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

11. Commitments and Contingencies - (Continued)

Legal proceedings

The Company is from time to time subject to legal proceedings and claims, which arise in the ordinary course of its business, none of which is required to be disclosed under Part II – Item 1. Management believes that resolution of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2005. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2005, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2005, as well as interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended May 31, 2006 and 2005)

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

The aging of the worldwide population along with continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends that are helping drive adoption of our BioZ ICG Systems. These trends are likely to continue into the foreseeable future and should provide us with continued growth prospects.

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

Following is a list of some of the key milestones we achieved in the second quarter of 2006:

•	The Centers for Medicare and Medicaid Services (CMS) accepted our request to review CMS’ coverage of ICG for hypertension;

•	Publication of our multicenter, randomized trial called CONTROL (Consideration Of Noninvasive Hemodynamic Monitoring to Target Reduction Of Blood Pressure Levels) in Hypertension, an American Heart Association journal, demonstrating more than double blood pressure control as compared to traditional care;

•	Publication of our ED-IMPACT trial, which demonstrated that information from our BioZ(R) ICG data resulted in a change in treatment 39% of the time and a change in emergency department diagnosis 13% of the time in patients presenting with shortness of breath, Academic Emergency Medicine, a leading emergency medicine journal;

•	Closed the sale of $5.25 million of subordinated convertible debt securities to our largest institutional shareholder;

•	Entered into a three-year, multi-source contract with Premier Purchasing Partners, L.P., the group purchasing division of Premier, Inc. to become the sole provider of ICG products through Premier, and;

•	Publication of our PREDICT (Prospective Evaluation and Identification of Decompensation by ICG Test) study in the Journal of the American College of Cardiology, the leading cardiology journal and the official journal of the American College of Cardiology, demonstrating BioZ ICG variables to be the most powerful predictor, versus standard clinical variables, of short-term heart failure emergency department visits and hospitalizations.

We also faced some challenges in the second quarter and first half of 2006:

•	Continued effects of Medicare’s restriction of ICG hypertension coverage in all but resistant hypertensive patients;

•	The time required for our sales and clinical team to educate the marketplace on the newly published clinical evidence, and;

•	Loss of productivity associated with the company’s restructuring early in the quarter.

As a result of the first two challenges, in March 2006, the Company had a workforce reduction in support services, operations and research totaling approximately 12% of the ICG segment personnel to better balance operating expenses with current revenue levels. The workforce reduction, coupled with not filling previously open positions and deferral of certain project expenses, is expected to save approximately $3 million of cash expenditures in 2006.

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

We derive most of our ICG segment revenue from the sale of our BioZ ICG Monitors and associated disposable ICG sensors, which are consumed each time a patient test is performed. In the three and six months ended May 31, 2006, 34% and 35%, respectively, of our total ICG revenue came from our disposable ICG sensors, compared to 27% and 24%, respectively, in the same periods last year. As a percentage of total ICG revenue, disposable ICG sensors revenue has increased each year from approximately 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004 and 24% in 2005. We have now shipped over 4.7 million ICG sensor sets to customers since introducing the BioZ. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ Systems. We believe our CAS investment is important to drive the growth of ICG sensors, which should improve the predictability of our revenue, earnings and cash flow.

In early 2004, CMS issued an updated national coverage determination. Of the six indications previously identified, five were substantially unchanged. One indication, “suspected or known cardiovascular disease,” was revised to specifically allow CMS carrier discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure on three or more anti-hypertensive medications, including a diuretic. While this clarification was potentially positive in those states that did not have previous hypertension coverage, the restriction has limited ICG Medicare reimbursement in a number of states that previously had more liberal hypertension coverage. This coverage limitation has contributed to the downturn in ICG system sales and slowed ICG sensor revenue growth.

In the near-term, we are focusing our sales efforts on cardiologists and larger physician practices and on better clinical education and use of our products for heart failure and shortness of breath patients. In addition, we published the results of our multi-center CONTROL study (which showed that clinician use of BioZ technology helped patients reach targeted blood pressure levels twice as effectively as standard clinical practice) in a leading hypertension journal, Hypertension. Based on the results of this study, CMS opened the reconsideration review process to evaluate whether to broaden ICG hypertension coverage and is expected to issue a preliminary policy decision in August 2006.

ECG Segment

The ECG segment, also referred to as the Medical Sensor segment, designs, manufactures and sells proprietary ICG sensors and a broad array of medical device electrodes and related supplies through our Vermed division. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We have begun to more aggressively pursue Group Purchase Organization (GPO), private label and Original Equipment Manufacturer (OEM) medical sensor opportunities. Customers expect a steady, uninterrupted flow of top quality sensors, and we have invested in capital equipment to ensure we can fulfill that requirement. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 58% and 59% of our overall Company revenue in the three and six months ended May 31, 2006, respectively, compared to 46% and 44%, respectively, in the same periods in 2005.

Net Sales of ICG Segment – Net sales for the three months ended May 31, 2006 were $4,810,000, compared with $6,855,000 in the three months ended May 31, 2005, a decrease of $2,045,000 or 30%. Net sales increased $707,000 or 17% sequentially over the three months ended February 28, 2006 as a result of the positive transition of our sales team from a largely distributor-assisted model to a more clinically focused, direct selling approach and the increased productivity of new sales representatives which were hired in the fourth fiscal quarter of 2005 and the first quarter of 2006. Net sales for the six months ended May 31, 2006 were $8,913,000, down 37% from $14,101,000 in the first six months of 2005. The sales decrease in both periods was primarily due to lower BioZ® placements by our domestic direct sales force resulting from the continued effects of Medicare’s restriction of ICG hypertension coverage in all but resistant hypertensive patients. During the three months ended May 31, 2006, sales of ICG devices totaled 232 units, including 115 ICG modules and 117 ICG monitors, of which, 70 were BioZ Dx systems, 29 were BioZ monitors, and 18 were Medis ICG monitors. In the six months ended May 31, 2006, ICG device sales totaled 370 units, including 149 ICG modules and 221 ICG monitors, of which, 119 were BioZ Dx systems, 69 were BioZ monitors, and 33 were Medis ICG monitors.

Net sales for the three months ended May 31, 2006 by our domestic direct sales force, which targets physician offices and hospitals, decreased by 35% to $3,888,000, down from $6,005,000 in the same quarter last year. Net sales for the six months ended May 31, 2006 by our domestic direct sales force decreased by 39% to $7,438,000, down from $12,239,000 in the first six months of last year.

We believe that the decline in the three and six months ended May 31, 2006 is the result of several factors including:

•	Retargeting of our sales force toward cardiologists, congestive heart failure clinics and larger physician practices as a result of the CMS limitation on ICG hypertension coverage to patients on three or more hypertension drugs;

•	The medical community awaiting anticipated publication of ICG clinical trials;

•	Productivity loss associated with our two corporate restructurings; and

•	The transition of our sales management team and realignment of our sales regions down to four regions resulting in 36% fewer territory sales managers compared to the same periods last year.

While we believe that we are addressing these factors, we also believe that the CMS coverage restriction will continue to have an impact on our results in subsequent periods.

For the three months ended May 31, 2006, international sales decreased by $55,000 or 8% to $621,000 from $676,000 in the same period last year. The decrease in the current period was primarily due to fewer international placements of our BioZ Systems offset somewhat by a 28% increase in sales by our Medis division. International sales in the six months ended May 31, 2006 and 2005 were $1,089,000 and $1,621,000, respectively, a decrease of $532,000 or 33%. The decrease in the current six month period is primarily due to a reduction in the number of BioZ Systems sold in the first six months of fiscal 2006 as compared to the same period during the prior year.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue decreased 10% in the three months ended May 31, 2006 to $1,630,000, representing 34% of ICG net sales and 21% of consolidated net sales, down from $1,818,000 or 27% of ICG net sales and 19% of consolidated net sales in the same quarter last year. Recurring ICG sensor revenue increased 8% sequentially, or $124,000, over the first quarter of 2006 reversing the prior three quarters’ sequential decline as a result of our Clinical Application Specialist team working more closely with our customers to better integrate ICG technology into the workflow of the physician office. In the six months ended May 31, 2006, recurring ICG sensor revenue decreased 8% to $3,137,000, representing 35% of ICG net sales and 22% of consolidated net sales compared to $3,442,000 or 24% of ICG net sales and 18% of consolidated net sales. We offer a Discount Sensor Program to our domestic outpatient customers that provides considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. As the installed base of BioZ equipment grows, we expect the revenue generated by our disposable BioZtect sensors will continue to increase as well.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $179,000 and $187,000 for the three months ended May 31, 2006 and 2005, respectively and $325,000 and $379,000 in the six months ended May 31, 2006 and 2005, respectively.

Net Sales of ECG Segment – Net sales of medical sensors by our Vermed division for the three months ended May 31, 2006 increased $287,000 or 11% to $2,802,000 from $2,515,000 in the same quarter in 2005. For the six months ended May 31, 2006, Vermed’s medical sensor net sales were $5,227,000, up $280,000 or 6% from $4,947,000 in the first half of 2005. The increase in the three and six month periods in 2006 is primarily due to higher mix of distributor sales, including Premier Purchasing Partners, L.P., than the same periods last year.

Stock-Based Compensation Expense – We adopted Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as of December 1, 2005. Operating expenses for the three and six months ended May 31, 2006 include stock-based compensation expense of $50,000 and $125,000, respectively. There was no similar stock-based compensation expense recorded in the three and six months ended May 31, 2005. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin of ICG Segment – Gross margin for the three months ended May 31, 2006 and 2005 was $2,541,000 and $4,294,000, respectively, a decrease of $1,753,000 or 41%. As a percentage of net sales, ICG gross margin in the three months ended May 31, 2006, was 53%, down from 63% in the same quarter last year. Gross margin for the six months ended May 31, 2006 and 2005 was $5,331,000 and $9,556,000, respectively, a decrease of 44%. As a percentage of net sales, gross margin in the six months ended May 31, 2006, was 60%, down from 68% in the first six months of last year.

The decrease in gross margin percentage was primarily due to additional BioZ monitor inventory reserves related to clinical and field demonstration systems and units returned under BioZ Dx upgrade promotions of $558,000 and a greater mix of the BioZ Dx units that carry a higher manufactured cost. Additionally, as a result of lower subassembly purchase prices recently established with cross-border suppliers, the on-hand inventory value of these subassemblies was reduced, which created a charge to cost of sales. Despite the future benefits of these lower costs, this inventory reduction negatively impacted second quarter ICG cost of sale by 8.4 gross margin percentage points. As the market matures and penetration increases, we believe that prices will naturally decline, as ICG technology becomes more of a standard of care, potentially driving our gross margin to lower levels.

Gross Margin of ECG Segment – Gross margin for the three months ended May 31, 2006 and 2005 was $1,018,000 and $999,000, respectively, an increase of $19,000 or 2%. As a percentage of net ECG sales, gross margin was 36% in the three months ended May 31, 2006, compared to 40% in the three months ended May 31, 2005. Gross margin for the six months ended May 31, 2006 and 2005 was $1,880,000 and $2,068,000, respectively, a decrease in $188,000 or 9%. As a percentage of net sales, gross margin in the six months ended May 31, 2006, was 36%, down from 42% in the first six months of last year. The decrease in gross margin percentage in both periods is due to increased discounts to GPO’s, lower margins associated with a greater mix of distributor sales, increased depreciation on new automated sensor manufacturing equipment and higher material costs, particularly the cost of snaps which contain silver.

Research and Development for ICG Segment – We invested $508,000 and $545,000 in research and development in the ICG segment for the three months ended May 31, 2006 and 2005, respectively. In the six months ended May 31, 2006, we reduced our investment in research and development by 9% to $1,065,000 from $1,175,000 in the same period last year. The decrease in the three and six months ended May 31, 2006 is primarily due to lower headcount levels required due to the completion of the development and testing of the BioZ Dx in mid 2005 and the corporate restructuring in June 2005 and March 2006.

Research and Development for ECG Segment – Investments in research and development expenses in the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment research and development expenses were $74,000 and $42,000 in the three months ended May 31, 2006 and 2005, respectively, an increase of $32,000 or 76%. Research and development expenses in the six months ended May 31, 2006 and 2005 were $125,000 and $76,000, respectively, an increase $49,000 or 65%. The prior year expenses were lower due to the use of in-house research and development personnel to develop customized sensor manufacturing equipment.

Selling and Marketing for ICG Segment - Selling and marketing expenses for the ICG segment decreased by $693,000 or 17% to $3,336,000 in the three months ended May 31, 2006, from $4,029,000 in the comparable quarter last year. In the six months ended May 31, 2006 and 2005, selling and marketing expenses were $7,573,000 and $8,925,000, a decrease of $1,352,000 or 15%. The decrease in the current quarter and first half of fiscal 2006 are primarily the result of lower personnel costs due to reduced sales headcount resulting from the realignment of the sales force into four regions, along with reductions in travel, training, sales meetings, conventions, postage and telephone expenses. These cost savings were partially offset by higher bad debt expense of $234,000 during the quarter and $282,000 in the six month period. In addition, the first quarter 2005 included material costs of $356,000 related to the initial rollout of the BioZ Dx.

As a percentage of ICG net sales, selling and marketing expenses increased to 69% for the three months ended May 31, 2006, compared with 59% for the same quarter last year. In the six months ended May 31, 2006, selling and marketing expenses as a percentage of ICG net sales were 85%, compared to 63% in the first six months of 2005. The increased percentage of selling and marketing expenses to ICG net sales in the current year’s three and six month periods is due primarily to the lower BioZ sales levels.

Selling and Marketing for ECG Segment - Selling and marketing expenses for the ECG segment are primarily related to Vermed’s telemarketing, customer service and the OEM sales team. For the three months ended May 31, 2006 and 2005, ECG segment selling and marketing expenses were $314,000 and $250,000, respectively, an increase of $64,000 or 26%. ECG segment selling and marketing expenses in the six months ended May 31, 2006 and 2005 were $585,000 and $472,000, respectively, an increase of $113,000 or 24%. The increase in selling and marketing expenses in the current three and six month periods is primarily due to additional sales management personnel, higher trade show, travel, advertising and promotion costs. As a percentage of net ECG sales, selling and marketing expenses increased to 10% for the three and six months ended May 31, 2006 as compared with 9% in the three and six months ended May 31, 2005, due to an increase in personnel and tradeshow expenses in the current periods.

Selling and Marketing for Corporate Unallocated – These expenses include general corporate expenses of a non-segment nature such as costs for the corporate business development function, which assists in targeting new market opportunities and complementary technologies through acquisitions or strategic relationships. For the three and six months ended May 31, 2006, corporate unallocated selling and marketing expenses were $41,000 and $101,000, respectively, compared to $60,000 and $125,000, respectively in the same periods last year. These costs in both periods are reduced as a result of the corporate restructuring during the second quarter of fiscal year 2006.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the three months ended May 31, 2006 were $486,000, up $91,000 or 23% from $395,000 in the same quarter last year. In the six months ended May 31, 2006, ICG general and administrative expenses were $1,144,000 compared to $944,000 in the six months ended May 31, 2005, an increase of $200,000 or 21%. The increase in the current six month period is primarily due to increased annual external financial audit fees, offset by reduced personnel costs as a result of the corporate restructurings. As a percentage of ICG net sales, general and administrative expenses during the three and six months ended May 31, 2006 increased to 10% and 13%, respectively, up from 6% and 7%, respectively, in the three and six months ended May 31, 2005.

General and Administrative for ECG Segment - General and administrative expenses for the ECG segment in the three months ended May 31, 2006 were $221,000, up $25,000 or 13% from $196,000 in the same quarter last year. In the six months ended May 31, 2006 ECG general and administrative expenses were $472,000 compared to $362,000 in the six months ended May 31, 2005, an increase of $110,000 or 30%. As a percentage of ECG net sales, general and administrative expenses were 7% in both the three months ended May 31, 2006 and 2005. In the six months ended May 31, 2006 general and administrative expenses as a percentage of ECG net sales were 8%, compared to 7% in the same period last year. The increase is primarily due to increased annual financial audit fees.

General and Administrative for Corporate Unallocated - Corporate unallocated items consist of general corporate expenses of a non-segment related nature. For the three months ended May 31, 2006, these expenses were $206,000, down from $511,000 or 60% from the same quarter last year. In the six months ended May 31, 2006, corporate unallocated expenses were $1,026,000, compared to $1,133,000 in the six months ended May 31, 2005, down $107,000 or 9%. The decrease in the three and six months ended May 31, 2006 was primarily due to a reduction in unallocated accounting costs associated with Section 404 internal control compliance requirements of the Sarbanes-Oxley Act in the current periods.

Amortization of Intangible Assets for ICG Segment – For the three months ended May 31, 2006, amortization expense for the ICG segment was $31,000, up $35,000 from a credit of $4,000 in second quarter of fiscal 2005. The amortization credit in the second quarter of 2005 was the result of the lower finalized valuation of identifiable intangible assets acquired from Medis which were adjusted in the second quarter of fiscal 2005. For the first six months of fiscal 2006 amortization expense was $53,000, compared to $30,000 in the same six month period in 2005.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 for both the three months ended May 31, 2006 and 2005 and $193,000 for both the six months ended May 31, 2006 and 2005.

Other Income (Expense) for the ICG Segment – Interest income for the ICG segment during the three and six months ended May 31, 2006 was $35,000 and $76,000, respectively, compared with $47,000 and $96,000, respectively, in the same periods last year. The decrease is primarily due to lower interest earned on fewer internally financed equipment leases.

Interest expense for the ICG segment was $30,000 and $11,000 in the three months ended May 31, 2006 and 2005, respectively, and $61,000 and $40,000 in the six months ended May 31, 2006 and 2005, respectively.

Foreign currency translation losses for the three and six months ended May 31, 2006 were $47,000 and $56,000, respectively, compared to foreign currency translation gains in the three and six months ended May 31, 2005 of $33,000 and $23,000, respectively. The foreign currency translation losses are a result of the revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect as of the current reporting period.

Other Income for the ECG Segment – Interest income for the ECG segment was $4,000 and $2,000 for three month periods ended May 31, 2006 and 2005. In the six months ended May 31, 2006 and 2005, ECG segment interest income was $7,000 and $3,000, respectively.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the three and six months ended May 31, 2006 was $20,000 and $29,000, respectively, compared to $4,000 and $10,000, respectively, in the three and six month periods in the prior year.

For the three months ended May 31, 2006 and 2005, corporate unallocated interest expense was $118,000 and $78,000, respectively. Corporate unallocated interest expense was $208,000 and $150,000, respectively, in the six months ended May 31, 2006 and 2005. The increase is primarily due to the accelerated write-off of deferred bank fees associated with the restructuring of the Comerica bank term loan and the accrued interest on the Convertible Notes issued during the second quarter of 2006.

For the three and six months ended May 31, 2006, we recorded $81,000 of accretion related to the discount on the Convertible Notes issued during the second quarter of 2006. We had no comparable charge in the 2005 periods.

For the three and six months ended May 31, 2006, we recorded a $694,000 loss on the fair value of the embedded derivative related to the Convertible Notes issued during the second quarter of 2006. We had no comparable charge in the 2005 periods.

Income Tax Benefit (Provision) - For the three and six months ended May 31, 2006, we recorded tax provisions of $62,000 and $91,000, respectively, related to estimated minimum income and franchise taxes, compared with income tax benefits of $145,000 and $572,000, respectively, in the three and six months ended May 31, 2005. Since we have a 100% valuation allowance against our deferred tax assets, we did not recognize an income tax benefit against consolidated pre-tax losses in of 2006.

Minority Interest in Income (Loss) of Subsidiary – For the three months ended May 31, 2006 we recorded minority interest in the income of Medis of $14,000, compared to a minority interest in the loss of Medis of $7,000 for the three months ended May 31, 2005. In the six months ended May 31, 2006 and 2005, we recorded minority interest income of $20,000 and $21,000, respectively, which represents the 20% minority share retained by the sellers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended May 31, 2006 and 2005 was $1,358,000 and $435,000, respectively. In the six months ended May 31, 2006, there was a significant decrease in profitability and lower accounts receivable collections directly resulting from lower sales, as compared to the same period in 2005. Although we reduced our accounts receivable balance by over $2 million in the first six months of 2006, it was only about half of the $4 million reduction in the first six months of 2005.

Net cash used in investing activities for the six months ended May 31, 2006 was $192,000, as compared to $934,000 during the six months ended May 31, 2005. The higher levels of capital investment in the first half of 2005 were principally related to leasehold improvements related to the expansion of our San Diego facility and investment in additional sensor manufacturing equipment at our Vermed division.

Net cash provided by financing activities for the six months ended May 31, 2006 was $3,745,000, as compared to a net cash use of $855,000 during the six months ending May 31, 2005, resulting in an increase of cash flows from financing activates of $4,600,000 when compared to the same period last year. The primary reason for the increase in cash flow from financing was the issuance of $5,250,000 in Convertible Notes during the second quarter of 2006.

In February 2006, we entered into a Sixth Amendment to the Second Amended and Restated Loan and Security Agreement with Comerica Bank which replaced the net income covenants with maximum quarterly loss before interest, taxes, depreciation, amortization and equity compensation (“EBITDA”) covenants and added a liabilities to tangible net worth covenant.

Our second quarter fiscal 2006, EBITDA fell below the established maximum $250,000 loss level and as a result of the Convertible Note issuance our liabilities to tangible net worth ratio exceeded the maximum allowable of 0.75 to 1.00. In June 2006, we obtained a waiver agreement from Comerica Bank which waived the second quarter covenant violations, however, as a result of the covenant violations, we are unable to incrementally borrow on the revolving credit line until such time as we are in compliance with the pre-established loan covenants. As of May 31, 2006, there was $1,000,000 of outstanding borrowings under the revolving credit line. We are currently working with the bank to revise these covenants and anticipate completion of the new financing agreement during July 2006.

There is an unused commitment fee of one half percent of the difference between the available revolving credit line and the average daily revolving credit balance, reduced by one-quarter percent based on a stated level of cash on deposit with the bank. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of May 31, 2006, our outstanding letters of credit totaled $780,000 (€608,000), which reduces credit available under our revolving credit line.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to maximum loan availability of $480,000 with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed sensor manufacturing equipment. The interest rate is adjustable at 0.75% less than the tax exempt rate (4.75% as of May 31, 2006) and the loan matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. We do not believe that the covenants are reasonably likely to materially limit our ability to borrow on the loan and promissory note agreement. The note payable is guaranteed by CardioDynamics and is secured by the sensor manufacturing equipment. As of May 31, 2006, we had $26,000 of available borrowings remaining under this agreement.

At May 31, 2006, we have net operating loss carryforwards of approximately $34 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes.

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

At November 30, 2005, in light of recent losses and other factors, we determined, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, and therefore recorded a valuation allowance for the full amount of the deferred tax assets. Since we now have a 100% valuation allowance against our deferred tax assets, we did not recognize an income tax benefit against consolidated pre-tax losses during the first six months of 2006.

We believe that over the next 12 months, our current cash and cash equivalents balances and future availability under our revolving line of credit will be sufficient to support our ongoing operating and investing requirements, capital expenditures and to meet the working capital requirements of anticipated future growth. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statement, had no effect on our financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement is aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not determined the impact, if any, the adoption of SFAS 155 will have our financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to off-balance sheet arrangements other than operating leases, and have not engaged in trading activities involving non-exchange traded contracts, and we are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Our management evaluates its estimates on an ongoing basis, including those related to the allowance for doubtful accounts receivable, sales returns, inventory obsolescence, tax valuation allowance, asset impairment, embedded derivative valuation, and warranty reserve.

The estimates and assumptions are based on historical experience and existing, known circumstances our management believes to be reasonable based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our management believes that other than the adoption of SFAS 123R and the application of SFAS 133, there have been no significant changes during the three and six months ended May 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended November 30, 2005.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Stock-Based Compensation Expense

Effective December 1, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, we recognize compensation expense for all stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on December 1, 2005, we recognized stock-based compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk Interest Rate Sensitivity

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially its entire portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of May 31, 2006, the Company does not have any short-term investments.

The Company’s primary exposure to market risk was interest rate risk associated with variable rate debt. See “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. Based on a one percent change in interest rates on variable rate debt, this would have resulted in annual interest expense fluctuating by approximately $18,000 over the twelve months from May 31, 2006.

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

Changes in Internal Controls Over Financial Reporting

The Company has made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended May 31, 2006, internal control testing and evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed in Item 1A. to Part I of the Company’s 2005 Annual Report on Form 10-K, except the added earning volatility exposure resulting from the mark to market valuation required by SFAS 133 related to the embedded derivative in the convertible subordinated note.

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

CardioDynamics International Corporation

Date: July 13, 2006	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: July 13, 2006	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)