Form 10-Q
period 2006-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2006-10-10
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

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

As of October 6, 2006, 48,831,299 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	August 31, 2006	November 30, 2005
	(Unaudited)
Assets (Pledged)
Current assets:
Cash and cash equivalents	$5,360	$3,615
Accounts receivable, net of allowance for doubtful accounts of $1,233 at August 31, 2006 and $1,667 at November 30, 2005	4,603	7,359
Inventory, net	5,085	5,379
Current portion of long-term and installment receivables	734	1,452
Other current assets	433	398

Total current assets	16,215	18,203
Long-term receivables, net	597	1,171
Property, plant and equipment, net	5,362	5,508
Intangible assets, net	3,365	3,711
Goodwill	11,519	11,346
Other assets	35	59

Total assets	$37,093	$39,998

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit - bank	$1,000	$2,200
Accounts payable, including amounts due to related party of $0 at August 31, 2006 and $65 at November 30, 2005	1,072	2,022
Accrued expenses and other current liabilities	666	351
Accrued compensation	1,621	1,612
Income taxes payable	112	111
Current portion of deferred revenue	107	196
Current portion of deferred acquisition payments	168	162
Provision for warranty repairs - current	147	132
Current portion of long-term debt	422	431

Total current liabilities	5,315	7,217

Long-term portion of deferred revenue	107	65
Long-term portion of deferred rent	432	506
Long-term portion of deferred acquisition payments	313	440
Provision for warranty repairs - long-term	501	446
Long-term debt, less current portion	4,165	1,320
Fair value of conversion option	953	—

Total long-term liabilities	6,471	2,777

Total liabilities	11,786	9,994

Minority interest	321	241
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at August 31, 2006 or November 30, 2005	—	—
Common stock, no par value, 100,000 shares authorized, 48,831 and 48,803 shares issued and outstanding at August 31, 2006 and November 30, 2005, respectively	62,499	62,284
Accumulated other comprehensive income (loss)	137	(98)
Accumulated deficit	(37,650)	(32,423)

Total shareholders’ equity	24,986	29,763

Total liabilities and shareholders’ equity	$37,093	$39,998

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net sales	$7,877	$8,770	$22,017	$27,818
Cost of sales	3,451	3,500	10,380	10,924

Gross margin	4,426	5,270	11,637	16,894

Operating expenses:
Research and development	477	626	1,667	1,877
Selling and marketing	3,681	4,505	11,940	14,027
General and administrative	1,073	1,024	3,715	3,463
Amortization of intangible assets	130	119	377	342

Total operating expenses	5,361	6,274	17,699	19,709

Loss from operations	(935)	(1,004)	(6,062)	(2,815)

Other income (expense):
Interest income	117	50	229	159
Interest expense	(322)	(99)	(672)	(289)
Gain on derivative instruments	2,158	—	1,464	—
Foreign currency gain (loss)	(1)	12	(57)	35
Other, net	7	—	4	(7)

Other income (expense), net	1,959	(37)	968	(102)

Income (loss) before taxes and minority interest	1,024	(1,041)	(5,094)	(2,917)
Minority interest in (income) loss of subsidiary	1	(13)	(19)	(34)
Income tax benefit (provision)	(23)	580	(114)	1,152

Net income (loss)	$1,002	$(474)	$(5,227)	$(1,799)

Net income (loss) per common share:
Basic	$0.02	$(0.01)	$(0.11)	$(0.04)

Diluted	$0.02	$(0.01)	$(0.11)	$(0.04)

Weighted-average number of shares used in per share calculation:
Basic	48,827	48,803	48,815	48,781

Diluted	48,833	48,803	48,815	48,781

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Nine Months Ended
	August 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,227)	$(1,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	19	34
Deferred income tax	—	(1,294)
Depreciation	518	514
Amortization of intangible assets	373	342
Accretion of discount on convertible notes	236	—
Provision for warranty repairs	148	53
Provision for doubtful accounts	1,507	1,626
Reduction in doubtful long-term receivables	(203)	(21)
Stock-based compensation expense	181	—
Gain on derivative instruments	(1,464)	—
Other non-cash items, net	49	(23)
Changes in operating assets and liabilities
Accounts receivable	1,262	3,363
Inventory	305	(1,776)
Long-term and installment receivables	1,495	285
Other current assets	(34)	(186)
Other assets	16	(21)
Accounts payable	(950)	(732)
Accrued expenses and other current liabilities	233	(177)
Accrued compensation	(6)	(472)
Income taxes payable	(4)	(37)
Deferred revenue	(47)	(69)
Deferred rent	(75)	195

Net cash used in operating activities	(1,668)	(195)

Cash flows from investing activities:
Purchases of property, plant and equipment	(298)	(1,134)
Purchases of businesses, net of cash acquired	—	(22)

Net cash used in investing activities	(298)	(1,156)

Cash flows from financing activities:
Proceeds from issuance of debt	5,304	402
Repayment of debt	(1,518)	(1,676)
Payment of deferred acquisition costs	(166)	(198)
Exercise of stock options and warrants	34	221

Net cash provided by (used in) investing activities	3,654	(1,251)

Effect of exchange rate changes on cash and cash equivalents	57	(29)

Net increase (decrease) in cash and cash equivalents	1,745	(2,631)
Cash and cash equivalents at beginning of period	3,615	6,801

Cash and cash equivalents at end of period	$5,360	$4,170

Supplemental disclosures of cash flow information:
Interest paid	$235	$254

Income taxes paid	$102	$225

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General

Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is an innovator of an important medical technology called Impedance Cardiography (“ICG”). The Company develops, manufactures and markets noninvasive ICG diagnostic and monitoring devices, proprietary ICG sensors and a broad array of medical device electrodes. The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993.

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

These consolidated financial statements should be read along with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2005 as presented in the Company’s Annual Report on Form 10-K. Financial presentations for prior periods have been reclassified to conform to current period presentation. The consolidated results of operations for the three and nine months ended August 31, 2006 and cash flows for the nine months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2006.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statement, and changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS 154, which became effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, had no effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (continued)

SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has not determined the impact, if any, the adoption of SFAS 155 will have on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The Company has not determined the impact, if any, the adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006, will have on its financial position and results of operations.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to income. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Stock-Based Compensation

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan) which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (continued)

The 2004 Plan authorizes awards of the following types of equity-based compensation: incentive stock options (“ISO”), nonqualified stock options (“NSO”), stock appreciation rights, stock units and restricted stock. The total number of shares reserved and available under the 2004 Plan is 2,000,000 plus any shares remaining available for grant under the 1995 Plan on the effective date including shares subject to outstanding options that are subsequently forfeited or terminated for any other reason before being exercised.

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

The 2004 Plan provides for annual grants to each outside director who was not an employee of the Company within the preceding two years. Each director who will continue to serve on the Company’s Board of Directors shall receive a nonstatutory option to purchase 12,000 shares following the conclusion of the annual shareholder meeting. In addition, at their election, they also receive either a cash fee of $2,000 per month or an annual stock option grant at fair market value for their services on the board. In 2006, the elected grant was for 24,000 stock options and in 2005 the elected grant was for 12,000 stock options. The options vest monthly over 12 months and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board.

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

The accelerated vesting allowed the Company to avoid future compensation expense it would otherwise have recognized in its statements of operations with respect to the accelerated stock options upon the Company’s adoption of SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires that compensation costs related to share-based payment transactions be recognized in the Company’s financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (continued)

Effective December 1, 2005, the Company adopted the fair value provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended August 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to but not yet vested as of December 1, 2005 based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R on December 1, 2005, the Company recognized stock-based compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The pro forma table below reflects net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005 as follows (in thousands, except per share data):

	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005
Net loss as reported	$(474)	$(1,799)
Add: Stock-based employee compensation expense included in net loss, net of tax	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(89)	(995)

Pro forma net loss	$(563)	$(2,794)

Loss per common share:
As reported – basic and diluted	$(.01)	$(.04)

Pro forma – basic and diluted	$(.01)	$(.06)

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (continued)

For the three and nine months ended August 31, 2006, total stock-based compensation expense included in the consolidated statements of operations was $56,000 and $181,000, respectively, charged as follows (in thousands):

	Three Months Ended August 31, 2006	Nine Months Ended August 31, 2006
Cost of sales	$2	$9
Research and development	13	37
Selling and marketing	30	62
General and administrative	11	73

Total stock-based compensation expense	$56	$181

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted during the three months ended August 31, 2005 was $0.89, which was calculated using the Black-Scholes option pricing model with the following valuation assumptions: expected volatility 62.5%; dividend yield 0%; risk-free interest rate 3.9%; expected life 3.7 years. The weighted-average fair value of options granted during the nine months ended August 31, 2005 was $1.72, which was calculated using the Black-Scholes option pricing model with the following valuation assumptions: expected volatility 61.3%; dividend yield 0%; risk-free interest rate 3.5%; expected life 3.7 years.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	Three Months Ended August 31, 2006	Nine Months Ended August 31, 2006
Weighted-average fair value of options granted	$0.80	$0.79
Expected volatility	66.1%	66.9%
Dividend yield	0%	0%
Risk-free interest rate	5.1%	4.8%
Expected term in years	5.7	5.7

Expected Volatility - The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield - The Company has not, and does not, intend to pay dividends.

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

Forfeitures - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following is a summary of stock option activity under the Option Plans as of August 31, 2006 and changes during the nine months ended August 31, 2006 were as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at November 30, 2005	5,408,976	$3.73
Granted	442,500	1.25
Exercised	(27,889)	1.24
Forfeited	(147,814)	1.29
Expired	(694,117)	3.93

Options outstanding at August 31, 2006	4,981,656	$3.53

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at August 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 0.00 –1.18	195,200	8.3	$1.11	98,800	$1.10
1.19 – 2.37	1,539,787	6.4	1.51	1,047,193	1.62
2.38 – 3.56	960,846	4.6	2.99	960,846	2.99
3.57 – 4.75	573,595	4.6	4.19	573,595	4.19
4.76 – 5.94	843,148	5.6	5.20	843,148	5.20
5.95 – 7.12	855,330	5.2	6.15	855,330	6.15
7.13 – 8.31	7,750	3.9	7.59	7,750	7.59
8.32 – 9.50	5,000	3.2	8.77	5,000	8.77
11.88	1,000	3.5	11.88	1,000	11.88

	4,981,656	5.6	$3.53	4,392,662	$3.83

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	General – (continued)

The aggregate intrinsic value of options outstanding and exercisable at August 31, 2006 was $11,000 and $6,000, respectively. The aggregate intrinsic value represents the total intrinsic value based on the Company’s average stock price of $1.16 during the three months ended August 31, 2006. The weighted-average remaining contractual term for exercisable options is 5.2 years. The intrinsic value of option exercises for the three and nine months ended August 31, 2006 was $2,000 and $8,000, respectively.

A summary of the Company’s unvested stock options as of August 31, 2006 and changes during the nine months ended August 31, 2006, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested stock options at November 30, 2005	470,565	$0.61
Granted	442,500	0.79
Vested	(176,257)	0.66
Cancelled/expired/forfeited	(147,814)	0.66

Unvested stock options at August 31, 2006	588,994	$0.71

As of August 31, 2006, there was $260,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of one year.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. Basic and diluted loss per share is calculated the same for the nine months ended August 31, 2006 and three and nine months ended August 31, 2005 as all potentially dilutive securities are antidilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and nine months ended August 31, 2006 and 2005 as their effect was antidilutive (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Stock options	5,401	4,382	4,571	3,461
Convertible Notes	4,565	—	4,565	—

Total	9,966	4,382	9,136	3,461

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2.	Segment and Related Information

The Company’s reportable operating segments are as follows:

Impedance Cardiography (“ICG”)

The ICG segment consists primarily of the development, manufacture and sales of the BioZ® ICG Monitor, BioZ ICG Module and associated BioZtect® sensors. These devices, which use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring its ability to deliver blood to the body, are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold through the Company’s direct sales force and distributors to physicians and hospitals throughout the world. The ICG segment also includes products from the Company’s Medis subsidiary which are diagnostic and monitoring devices such as the Niccomo and Cardioscreen monitors and the Rheoscreen family of measurement devices.

In December 2004, the Company received FDA 510(k) clearance on the first phase of the BioZ Dx® and commenced commercial shipments in the first fiscal quarter of 2005. The BioZ Dx has improved signal processing and features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. In June 2005, the Company received FDA 510(k) clearance on the second phase of the BioZ Dx and commenced commercial shipments in the third fiscal quarter of 2005. The second phase BioZ Dx includes 12-lead ECG capability which provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Existing BioZ Dx customers are able to purchase the 12-lead diagnostic ECG capability with a convenient field upgrade.

Electrocardiography (“ECG”) Segment

The ECG medical sensor segment designs, manufactures and sells a broad array of medical device electrodes and related supplies through the Company’s Vermed subsidiary. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2.	Segment and Related Information – (continued)

Set forth below is information regarding the Company’s reporting segments for the three and nine months ended August 31, 2006 and 2005. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other” includes elimination of intersegment sales (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
Net sales:	2006	2005	2006	2005
ICG	$5,162	$6,600	$14,075	$20,701
ECG	2,715	2,170	7,942	7,117
Intersegment	226	306	756	925
Other	(226)	(306)	(756)	(925)

Consolidated net external sales	7,877	8,770	22,017	27,818

Gross margin:
ICG	3,511	4,336	8,842	13,892
ECG	915	934	2,795	3,002

Consolidated gross margin	4,426	5,270	11,637	16,894

Gross margin as a percentage of sales:
ICG	68.0%	65.7%	62.8%	67.1%
ECG	33.7%	43.0%	35.2%	42.2%
Consolidated gross margin as a percentage of net sales	56.2%	60.1%	52.9%	60.7%
Income (loss) before income taxes and minority interest:
ICG	(655)	(705)	(5,153)	(2,099)
ECG	268	390	728	1,307

Loss before income taxes and minority interest of reportable segments	(387)	(315)	(4,425)	(792)
Corporate unallocated (1)	1,411	(726)	(669)	(2,125)

Consolidated income (loss) before income taxes and minority interest	$1,024	$(1,041)	$(5,094)	$(2,917)

	August 31, 2006	November 30, 2005
Total assets:
ICG	$18,047	$22,672
ECG	21,146	21,687

Total assets of reportable segments	39,193	44,359
Corporate unallocated	(2,100)	(4,361)

Consolidated total assets	$37,093	$39,998

Goodwill included in the table above for the ICG segment at August 31, 2006 and November 30, 2005 was $1,998,000 and $1,825,000, respectively. Goodwill for the ECG segment was $9,521,000 at both August 31, 2006 and November 30, 2005.

(1)	Corporate unallocated includes gains on derivative instruments of $2,157,000 and $1,464,000 in the three and nine months ended August 31, 2006, respectively. There were no such allocations in the same periods last year.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2.	Segment and Related Information – (continued)

During the three months ended August 31, 2006, the Company had no single customer which exceeded 10% of net sales. One customer, Physician Sales and Services (“PSS”), exceeded 10% of net sales during the three months ended August 31, 2005 with sales of $1,722,000. During the nine months ended August 31, 2006 and 2005, net sales to PSS were $2,721,000 and $5,748,000, respectively, which exceeded the 10% threshold.

As result of the Company’s decision to de-emphasize the distributor sales approach for its ICG capital sales, ICG sales through this distribution customer have significantly decreased and as of September 1, 2006 the Company will no longer be selling ICG products through PSS. The Company will continue to sell ECG sensors to PSS, which represented 75% of the sales to PSS in the third quarter of 2006.

3.	Inventory

Inventory consists of the following (in thousands):

	August 31, 2006	November 30, 2005
Electronic components and subassemblies	$2,997	$2,450
Finished goods	2,474	2,121
Demonstration units	1,425	1,766
Less: provision for obsolete and slow moving inventory	(1,574)	(628)
Less: provision for demonstration inventory	(237)	(330)

Inventory, net	$5,085	$5,379

4.	Long-Term Receivables

In fiscal 2000, the Company offered its customers no-interest financing with maturities ranging from 24 to 60 months. Revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement. Interest income is deferred and recognized on a monthly basis over the contract term.

In fiscal 2001, the Company established a similar program through a third party financing company to replace the internal equipment-financing program. Under certain circumstances, the Company continues to provide in-house financing to its customers, although the contracts now generally include market rate interest provisions. The long-term receivables resulting from internal financing are collateralized by the individual systems.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

4.	Long-Term Receivables – (continued)

Long-term receivables consist of the following (in thousands):

	August 31,	November 30,
	2006	2005
Long-term receivables, net of deferred interest	$1,479	$2,928
Less: allowance for doubtful long-term receivables	(179)	(381)

	1,300	2,547
Less: current portion of long-term receivables	(703)	(1,376)

Long-term receivables, net	$597	$1,171

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life (in years )	August 31, 2006	November 30, 2005
Land	—	$189	$181
Building and improvements	5-35	2,670	2,618
Computer software and equipment	3-5	1,685	1,653
Manufacturing, lab equipment and fixtures	3-20	3,147	2,766
Office furniture and equipment	3-8	374	341
Sales equipment and exhibit booth	3-5	47	73
Auto	5	20	18

		8,132	7,650
Accumulated depreciation		(2,884)	(2,407)
Construction in progress		114	265

Property, plant and equipment, net		$5,362	$5,508

6.	Goodwill and Intangible Assets

The Company accounts for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In August 2006, the Company performed an impairment review of goodwill. Based on the analysis, there was no impairment of goodwill at August 31, 2006.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

6.	Goodwill and Intangible Assets – (continued)

Identifiable intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Identifiable intangible assets consist of the following (in thousands):

	Estimated	August 31, 2006			November 30, 2005
	Life	Estimated	Accumulated		Estimated	Accumulated
	(in years)	Cost	Amortization	Net	Cost	Amortization	Net
Customer lists	10	$2,900	$(709)	$2,191	$2,900	$(491)	$2,409
OEM relationships	10	900	(220)	680	900	(153)	747
Proprietary gel formulas	15	100	(16)	84	100	(11)	89
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 to 5	419	(198)	221	383	(121)	262
Patents	5	128	(39)	89	120	(16)	104

		$4,547	$(1,182)	$3,365	$4,503	$(792)	$3,711

Estimated amortization expense for the years ending November 30 is as follows:

2007	$518,000

2008	$494,000

2009	$436,000

2010	$390,000

2011	$388,000

7.	Product Warranties

The Company warrants that its stand-alone BioZ Systems shall be free from defects for a period of 60 months (on the BioZ Dx) and 12 months (on the BioZ.com®) from the date of shipment on each new system sold in the United States, 12 months on factory certified refurbished or demonstration systems and for 13 months on systems sold by CardioDynamics or Medis internationally. Additional years of warranty may be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales, in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to the Company’s warranty provision for the nine months ended August 31, 2006 and the year ended November 30, 2005 (in thousands):

	Nine months ended August 31, 2006	Year Ended November 30, 2005
Beginning balance	$578	$409
Provision for warranties issued	148	281
Warranty expenditures incurred	(78)	(112)

Ending balance	$648	$578

8.	Financing Agreements

At August 31, 2006 and November 30, 2005, the Company had $1.0 million and $2.2 million, respectively, outstanding on its $5.0 million revolving line of credit with Comerica Bank that matures November 13, 2006. The Company also has an outstanding term loan with Comerica Bank that has a maturity date of November 1, 2008. The interest rate on the revolving line of credit was 9.5%, or one and a quarter percent above the bank’s prime rate, at August 31, 2006. The interest rate on the term loan was one percent over the bank’s prime rate, or 9.25%, at August 31, 2006. Both loans are subject to adjustment on a monthly basis. In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank, which eliminates certain covenants related to minimum tangible net worth and EBITDA and revises the liquidity covenant to require a minimum cash to bank debt ratio of 1.15 to 1.00.

As of August 31, 2006, the Company was in compliance with the covenants and management does not believe that any covenants are reasonably likely to materially limit the Company’s ability to borrow on the credit line. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all assets of the Company.

9.	Long-term Debt

On April 11, 2006, the Company issued $5.25 million of subordinated convertible debt securities (“Convertible Notes”) to its largest institutional shareholder. The three-year, Convertible Notes due in 2009 bear interest at an annual rate of 8%, and are convertible into common stock at an initial price of $1.15 per share. In connection with the sale of the Convertible Notes, the Company entered into a securities purchase agreement with the purchasers of the Convertible Notes.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

9.	Long-term Debt - (continued)

Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement on Form S-3, which became effective on May 31, 2006 and has agreed to use its best efforts to keep such registration statement effective for a period of up to two years from April 11, 2006 or such lesser period of time as all of the shares of common stock issuable upon conversion of the Convertible Notes have been sold or can be sold without restriction under Rule 144. The Company will be required to pay additional interest, subject to limitations, to the holders of the Convertible Notes if it fails to comply with its obligations to keep the registration statement effective for the required period of time.

The Convertible Notes were assessed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as containing an embedded derivative liability. The Company is required to bifurcate the embedded conversion option and account for it as a derivative instrument liability because the conversion price of the debt can be adjusted if the Company issues common stock at a lower price. This derivative instrument liability was initially recorded at its fair value and is then adjusted to fair value at the end of each subsequent period with any changes in the fair value charged or credited to income in the period of change. This embedded conversion option is valued using a binomial option pricing model.

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

The carrying value of the notes payable will accrete up to the face value over the life of the notes. The Company recorded accretion of $155,000 and $236,000, respectively, in the three and nine months ended August 31, 2006 related to the Convertible Notes. In the three and nine months ended August 31, 2006, interest expense on the notes payable was $106,000 and $162,000, respectively.

The amount recorded on the balance sheet at August 31, 2006 has been calculated as follows:

Convertible notes at carrying value at inception	$2,833,000
Accretion expense	236,000

Convertible notes carrying value at August 31, 2006	$3,069,000

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

9.	Long-term Debt - (continued)

In accordance with SFAS 133, embedded derivative instruments, unless certain conditions are met, requires revaluation at the end of each reporting period. In accordance with this standard the convertible feature of the Convertible Notes must be revalued each period end. Any value change is reflected as an expense for the period. The primary factor that will impact the fair market value is the market value for the Company’s common shares. In accordance with this standard the conversion feature was revalued at August 31, 2006 as follows:

Fair value of conversion option at inception	$2,417,000
Change in fair market value	(1,464,000)

Fair value of conversion option at August 31, 2006	$953,000

The change in fair value of $1,464,000 is recognized as a gain on derivative instruments in the consolidated statements of operations.

Long-term debt consists of the following (in thousands):

	August 31,	November 30,
	2006	2005
Subordinated convertible notes at 8.0% at August 31, 2006	$3,069	$—
Secured bank loan payable to Comerica Bank at 9.25% at August 31, 2006 and 8.0% at November 30, 2005 (matures November 2008) (See Note 8)	737	983
Secured bank loans payable to Sparkasse Arnstadt-Ilmenauat 5.5% and 5.9% (matures in 2021) (See Note 11)	372	351
Notes payable to Vermont Economic Development Authority at 5.50% at August 31, 2006 and 4.25% at November 30, 2005 (matures in 2012) (See Note 11)	361	353
Capital leases	48	64

Long-term debt	4,587	1,751
Less current portion	(422)	(431)

Long-term debt, less current portion	$4,165	$1,320

10.	Other Comprehensive Income (Loss)

Other comprehensive income (loss), net of taxes, consists of the following (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2006	2005	2006	2005
Net income (loss) as reported	$1,002	$(474)	$(5,227)	$(1,799)
Foreign currency translation adjustments	4	(60)	235	(216)

Total other comprehensive income (loss)	$1,006	$(534)	$(4,992)	$(2,015)

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

11.	Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at August 31, 2006 of $585,000 (€456,000), which expire on June 3, 2009 to support deferred acquisition payments associated with the Medis acquisition to be paid annually through 2009. The deferred acquisition payments are reported in the current and long-term liabilities in the consolidated balance sheet.

Operating leases

In March 2005, the Company amended the operating lease for both the existing and original space in the San Diego, California facility to extend the terms of the lease to December 31, 2009 and to provide for an additional $197,000 of tenant improvement allowance for the construction of building improvements.

The lease payments on the original space are $20,000 per month through July 31, 2007, increasing to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the expansion space commenced on November 1, 2004 at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total future lease commitments on the amended lease through December 31, 2009 approximate $1,443,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $432,000 at August 31, 2006 and is recorded as deferred rent on the accompanying consolidated balance sheets.

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

Legal proceedings

The Company is, from time to time, subject to legal proceedings and claims which arise in the ordinary course of its business, none of which is required to be disclosed under Part II – Item 1. Management believes that resolution of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

12.	Subsequent Event

On September 25, 2006, the Company received a Nasdaq stock market staff deficiency letter indicating that the Company’s common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5) (the “Rule”). The letter was issued in accordance with standard Nasdaq procedures because the Company’s common stock closed below $1.00 per share for 30 consecutive trading days.

The letter further stated that, in accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company will be afforded 180 calendar days, or until March 26, 2007, to regain compliance with the minimum bid requirement. To do so, the Company’s stock must meet or exceed the $1.00 minimum bid price for at least 10 consecutive business days. If the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days before March 26, 2007, the Company will achieve compliance with the Rule.

If the Company’s common stock does not achieve compliance with the Rule by March 26, 2007, Nasdaq will provide written notification to the Company that its common stock is subject to delisting. At that time, the Company may appeal Nasdaq’s determination to delist its common stock. Alternatively, the Company may elect to transfer its common stock from the Nasdaq Global Market, where it is currently listed, to the Nasdaq Capital Market if it satisfies all requirements, except for the bid price requirement, for initial inclusion in this market as set forth in Marketplace Rule 4310(c). If the application to transfer its common stock to the Nasdaq Capital Market is approved, the Company will be afforded a second 180 calendar day period to regain compliance while listed on the Nasdaq Capital Market. There can be no assurance, however, that the Company will satisfy the requirements of the Nasdaq Capital Market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2005. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2005 which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2005 as well as interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended August 31, 2006 and 2005)

Overview

CardioDynamics is the innovator and market leader of an important medical technology called Impedance Cardiography (“ICG”). We develop, manufacture, and market noninvasive ICG diagnostic and monitoring devices, proprietary ICG sensors and a broad array of medical device electrodes. Unlike other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient and cost-effective manner not previously available in the physician’s office and many hospital settings.

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

Our lead products, the BioZ Dx Diagnostics, BioZ ICG Monitor and the BioZ ICG Module for GE Healthcare patient monitoring systems, have been cleared by the U.S. Food and Drug Administration (“FDA”) and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment.

The aging of the worldwide population along with continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends that we believe will help drive adoption of our BioZ ICG Systems. However, there is often a slow adoption of new technologies in the healthcare industry, even technologies that ultimately become widely accepted. Making physicians aware of the availability and benefits of a new technology, changing physician habits, the time required to obtain adequate reimbursement levels, and the malpractice and legal issues that overlay the healthcare industry are all factors that tend to slow the rate of adoption for new medical technologies. We have invested a significant amount of our resources in clinical trials, which, if results continue to prove successful, should contribute to further physician acceptance and market adoption of our technology. However, as with any clinical trial, there is no assurance of achieving the desired positive outcome.

We value the ability of our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare and Philips Medical Systems (“Philips”), both of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and co-developed our BioZ Dx with Philips. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time to accelerate the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, or the inability to hire, train, motivate, focus and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time to mitigating these and other risks, described more fully in the risk factor section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2005.

Following is a list of some of the key milestones we achieved in the third quarter of 2006:

•	The Centers for Medicare and Medicaid Services (CMS) issued a draft coverage policy to maintain the present coverage for hypertensive patients. The company is working closely with CMS in an attempt to improve the policy and understands that a final policy decision will be issued in late November 2006;

•	BioZ AdvaSense™ cable/sensor release for BioZ monitors which ensures data integrity for our users and further protects our recurring revenue stream;

•	With a 5-year growth rate of 89%, we ranked 38th in San Diego’s 2006 Technology Fast 50, which represents the fastest growing companies throughout San Diego County;

•	Announcement of Original Equipment Manufacturer (OEM) agreement with Shenzhen Mindray Bio-medical Electronics Co, Ltd. (Mindray), the largest manufacturer of patient monitoring products in China;

•	Second sequential quarterly revenue increase, including a 7% increase in ICG revenue over second quarter 2006;

•	ECG sensor revenue growth of 25% over the third quarter 2005, and

•	A 15% decrease in operating expenses from the same quarter one year ago.

•	A 47% decrease in the net operating loss compared with the second of quarter 2006.

We also faced some challenges in the first nine months of 2006:

•	Continued effects of Medicare’s restriction of ICG hypertension coverage in all but resistant hypertensive patients;

•	The time required for our sales and clinical team to educate the marketplace on the newly published clinical evidence, and;

•	Loss of productivity associated with the company’s restructuring.

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

We derive most of our ICG segment revenue from the sale of our BioZ ICG Monitors and associated disposable ICG sensors, which are consumed each time a patient test is performed. In the three and nine months ended August 31, 2006, 30% and 33%, respectively, of our total ICG revenue came from our disposable ICG sensors, compared with 26% and 25%, respectively, in the same periods last year. As a percentage of total ICG revenue, disposable ICG sensors revenue has increased each year from approximately 6% in 2000 to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004 and 24% in 2005. We have now shipped over 4.9 million ICG sensor sets to customers since introducing the BioZ. We employ a workforce of clinical application specialists (CAS) who are responsible for driving customer satisfaction and use of the BioZ Systems. We believe our CAS investment is instrumental in driving growth of ICG sensors.

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

In March 2006, we published the results of our multi-center CONTROL study in a leading hypertension journal, Hypertension, which showed that clinician use of BioZ technology helped patients reach targeted blood pressure levels twice as effectively as standard clinical practice. Based on the results of this study, CMS opened the reconsideration review process to evaluate whether to broaden ICG hypertension coverage. In August 2006, CMS issued a draft decision to continue the current policy for coverage of ICG for resistant hypertension. The draft decision is subject to an immediate thirty day public comment period which concluded on September 23, 2006. CMS is now in the process of reviewing comments and discussing the draft decision with physicians and Company representatives, and we anticipate a final National Coverage Determination (NCD) by November 21, 2006. We continue to direct our efforts to provide CMS with additional information that supports the use of ICG in the treatment of mild to moderate hypertensive patients prior to the final determination. In the meantime, we are focusing our sales efforts on cardiologists and larger physician practices and on better clinical education and the use of our products for heart failure and shortness of breath patients.

ECG Segment

The ECG segment, also referred to as the Medical Sensor segment, designs, manufactures and sells proprietary ICG sensors and a broad array of medical device electrodes and related supplies through our Vermed division. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. We have begun to more aggressively pursue Group Purchase Organization (GPO), private label and Original Equipment Manufacturer (OEM) medical sensor opportunities. Customers expect a steady, uninterrupted flow of top quality sensors, and we have invested in capital equipment to ensure we can fulfill that requirement. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 54% and 57% of our overall Company revenue in the three and nine months ended August 31, 2006, respectively, compared to 44% in both the three and nine months ended August 31, 2005, respectively.

Net Sales of ICG Segment – Net sales for the three months ended August 31, 2006 were $5,162,000, compared with $6,600,000 in the three months ended August 31, 2005, a decrease of $1,438,000 or 22%. Net sales increased $352,000 or 7% sequentially over the three months ended May 31, 2006 as a result of the positive transition of our sales team from a largely distributor-assisted model to a more clinically focused, direct selling approach and the increased productivity of new sales representatives which were hired in the first half of 2006. As result of our decision in early 2006 to de-emphasize the distributor sales approach for ICG capital sales, ICG sales through our distribution customers have significantly decreased and as of September 1, 2006 we will no longer be selling our ICG products through one of our former large distributors, Physician Sales and Service (“PSS”). We will continue to sell ECG sensors to PSS, which represented 75% of our sales to PSS in the third quarter of 2006.

Net sales for the nine months ended August 31, 2006 were $14,075,000, down 32% from $20,701,000 in the first nine months of 2005. The sales decrease in both the third quarter and nine month periods was primarily due to lower BioZ® placements by our domestic direct sales force resulting from the continued effects of Medicare’s restriction of ICG hypertension coverage in all but resistant hypertensive patients.

During the three months ended August 31, 2006, sales of ICG devices totaled 238 units, including 119 ICG modules and 119 ICG monitors, of which, 83 were BioZ Dx systems, 22 were BioZ monitors, and 14 were Medis ICG monitors. This compares with third quarter 2005 ICG device sales of 222 units, including 53 ICG modules and 169 ICG monitors, of which, 125 were BioZ Dx systems, 28 were BioZ monitors, and 16 were Medis ICG monitors. In the nine months ended August 31, 2006, ICG device sales totaled 610 units, including 268 ICG modules and 342 ICG monitors, of which, 202 were BioZ Dx systems, 91 were BioZ monitors, and 49 were Medis ICG monitors.

Net sales for the three months ended August 31, 2006 by our domestic direct sales force, which targets physician offices and hospitals, decreased by 26% to $4,339,000, down from $5,850,000 in the same quarter last year. Net sales for the nine months ended August 31, 2006 by our domestic direct sales force decreased by 35% to $11,777,000, down from $18,102,000 in the first nine months last year.

We believe that the decline in the three and nine months ended August 31, 2006 is the result of several factors including:

•	Retargeting of our sales force toward cardiologists, congestive heart failure clinics and larger physician practices as a result of the CMS limitation on ICG hypertension coverage to patients on three or more hypertension drugs;

•	Productivity loss associated with our two corporate restructurings and subsequent sales force, and clinical application specialist turnover following the restructurings including both involuntary and voluntary separations; and

•	The transition of our sales management team and realignment of our sales regions down to four regions resulting in 30% fewer territory sales managers compared to the same periods last year.

While we believe that we are addressing these factors, we also believe that the current CMS coverage restriction continues to have an impact on our results.

For the three months ended August 31, 2006, international sales increased by $111,000 or 20% to $678,000 from $567,000 in the same period last year. The increase in the current period was primarily due to increased international placements of our ICG Modules offset somewhat by an 18% decrease in sales by our Medis division. International sales in the nine months ended August 31, 2006 and 2005 were $1,842,000 and $2,181,000, respectively, a decrease of $339,000 or 16%. The decrease in the current nine month period is primarily due to a reduction in the number of BioZ Systems sold in the first nine months of fiscal 2006 as compared to the same period during the prior year.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue totaled $1,540,000 in the three months ended August 31, 2006, representing 30% of ICG net sales and 20% of consolidated net sales, down from $1,729,000 or 26% of ICG net sales and 20% of consolidated net sales in the same quarter last year. Recurring ICG sensor revenue decreased 6% sequentially, or $90,000, over the second quarter of 2006 partly due to a seasonal summer slowdown. In the nine months ended August 31, 2006, recurring ICG sensor revenue decreased 5% to $4,676,000, representing 33% of ICG net sales and 21% of consolidated net sales compared to $4,911,000 or 24% of ICG net sales and 18% of consolidated net sales.

We offer a Discount Sensor Program to our domestic outpatient customers that provides considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. In addition, our clinical applications team is working closely with physicians to appropriately integrate ICG into practices through the use of a BioZ® Automated Process (BAP™) that assists in identifying patients who are symptomatic and on whom the physician would benefit by having BioZ® data for clinical assessment. The Company believes that successful integration of BAP™ into physician practices will result in proper utilization and sensor revenue growth.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $155,000 and $218,000 for the three months ended August 31, 2006 and 2005, respectively, and $480,000 and $597,000 in the nine months ended August 31, 2006 and 2005, respectively.

Net Sales of ECG Segment – Net sales of medical sensors by our Vermed division for the three months ended August 31, 2006 increased $545,000 or 25% to $2,715,000 from $2,170,000 in the same quarter in 2005. For the nine months ended August 31, 2006, Vermed’s medical sensor net sales were $7,942,000, up $825,000, or 12%, from $7,117,000 in the first nine months of 2005. The increase in the three and nine month periods in 2006 are largely the result of additional private label and original equipment manufacturers (OEM) business, and growing sales with the Premier Group Purchasing Organization (GPO) members.

Stock-Based Compensation Expense – We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as of December 1, 2005. Operating expenses for the three and nine months ended August 31, 2006 include stock-based compensation expense of $56,000 and $181,000, respectively. There was no similar stock-based compensation expense recorded in the three and nine months ended August 31, 2005. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin of ICG Segment – Gross margin for the three months ended August 31, 2006 and 2005 was $3,511,000 and $4,336,000, respectively, a decrease of $825,000 or 19%. As a percentage of net sales, ICG gross margin in the three months ended August 31, 2006, was 68%, up from 66% in the same quarter last year. The increase in gross margin percentage in the current quarter over the same period last year was primarily due to reduced warranty related expenses.

Gross margin for the nine months ended August 31, 2006 and 2005 was $8,842,000 and $13,892,000, respectively, a decrease of 36%. As a percentage of net sales, gross margin in the nine months ended August 31, 2006, was 63%, down from 67% in the same period of 2005.

The year to date decrease in gross margin percentage in 2006 is primarily due to additional BioZ monitor inventory reserves related to clinical and field demonstration systems and units returned under BioZ Dx upgrade promotions of $841,000 and a greater mix of the BioZ Dx units that carry a higher manufactured cost and an overall 8% decrease in the average net revenue achieved per unit. As the market matures and penetration increases, we believe that prices will naturally decline, as ICG technology becomes more of a standard of care, potentially driving our gross margin to lower levels.

Gross Margin of ECG Segment – Gross margin for the three months ended August 31, 2006 and 2005 was $915,000 and $934,000, respectively, a decrease of $19,000 or 2%. As a percentage of net ECG sales, gross margin was 34% in the three months ended August 31, 2006, compared to 43% in the three months ended August 31, 2005. Gross margin for the nine months ended August 31, 2006 and 2005 was $2,795,000 and $3,002,000, respectively, a decrease in $207,000 or 7%.

As a percentage of ECG segment net sales, gross margin in the nine months ended August 31, 2006, was 35%, down from 42% in the first nine months of last year. The decrease in gross margin percentage in both periods is primarily the result of lower margins associated with a greater mix of OEM and GPO customers, increased depreciation on new automated sensor manufacturing equipment and higher commodity costs, particularly silver, copper, and petroleum based materials.

Research and Development for ICG Segment – We invested $415,000 and $589,000 in research and development in the ICG segment for the three months ended August 31, 2006 and 2005, respectively. In the nine months ended August 31, 2006, we reduced our investment in research and development by 16% to $1,479,000 from $1,763,000 in the same period last year. The decrease in the three and nine months ended August 31, 2006 is primarily due to lower headcount levels required due to the completion of the development and testing of the BioZ Dx in mid-2005 and the corporate restructurings in June 2005 and March 2006.

Research and Development for ECG Segment – Investments in research and development expenses in the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment research and development expenses were $62,000 and $37,000 in the three months ended August 31, 2006 and 2005, respectively, an increase of $25,000 or 68%. Research and development expenses in the nine months ended August 31, 2006 and 2005 were $187,000 and $114,000, respectively, an increase of $73,000 or 64%. The prior year expenses were lower due to the use of in-house research and development personnel to develop customized sensor manufacturing equipment.

Selling and Marketing for ICG Segment - Selling and marketing expenses for the ICG segment decreased by $692,000 or 17% to $3,386,000 in the three months ended August 31, 2006, from $4,078,000 in the comparable quarter last year. In the nine months ended August 31, 2006 and 2005, selling and marketing expenses were $10,959,000 and $13,003,000, a decrease of $2,044,000 or 16%. The decrease in the three and nine month periods of fiscal 2006 are primarily the result of lower personnel costs due to reduced sales headcount resulting from the realignment of the sales force into four regions, along with reductions in travel, training, sales meetings, conventions, postage and telephone expenses. In addition, the third quarter of 2005 included a $373,000 bad debt expense provision compared with $31,000 required in the same quarter this year.

As a percentage of ICG segment net sales, selling and marketing expenses increased to 66% for the three months ended August 31, 2006, compared with 62% for the same quarter last year. In the nine months ended August 31, 2006, selling and marketing expenses as a percentage of ICG net sales were 78%, compared with 63% in the first nine months of 2005. The increased percentage of selling and marketing expenses to ICG net sales in the current three and nine month periods is due primarily to the lower BioZ sales levels.

Selling and Marketing for ECG Segment - Selling and marketing expenses for the ECG segment relate to Vermed’s telemarketing, customer service and the OEM sales team. For the three months ended August 31, 2006 and 2005, ECG segment selling and marketing expenses were $286,000 and $202,000, respectively, an increase of $84,000 or 42%. ECG segment selling and marketing expenses in the nine months ended August 31, 2006 and 2005 were $871,000 and $674,000, respectively, an increase of $197,000 or 29%. The increase in ECG segment selling and marketing expenses in the current three and nine month periods is primarily due to additional sales management personnel, higher trade show, travel, advertising and promotion costs. As a percentage of net ECG segment sales, selling and marketing expenses were 10% in the three and nine months ended August 31, 2006 up from 8% in the same periods in 2005, for the reasons mentioned above.

Selling and Marketing for Corporate Unallocated – These expenses include general corporate expenses of a non-segment nature such as costs for the corporate business development function, which assists in targeting new market opportunities and complementary technologies through acquisitions or strategic relationships. For the three and nine months ended August 31, 2006, corporate unallocated selling and marketing expenses were $9,000 and $110,000, respectively, compared to $225,000 and $350,000, respectively in the same periods last year. These costs in both periods are reduced as a result of the corporate restructuring during the second quarter of 2006.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the three months ended August 31, 2006 and 2005 were $424,000 and $418,000, respectively. In the nine months ended August 31, 2006, ICG general and administrative expenses were $1,570,000 compared to $1,362,000 in the nine months ended August 31, 2005, an increase of $207,000 or 15%. The increase in the current nine month period is primarily due to increased annual external financial audit fees, offset by reduced personnel costs as a result of the corporate restructurings. As a percentage of ICG net sales, general and administrative expenses during the three and nine months ended August 31, 2006 increased to 8% and 11%, respectively, up from 6% and 7%, respectively, in the three and nine months ended August 31, 2005.

General and Administrative for ECG Segment - General and administrative expenses for the ECG segment in the three months ended August 31, 2006 were $181,000, down $4,000 or 2% from $185,000 in the same quarter last year. In the nine months ended August 31, 2006 ECG general and administrative expenses were $654,000 compared to $547,000 in the nine months ended August 31, 2005, an increase of $107,000 or 20%. As a percentage of ECG net sales, general and administrative expenses were 6% and 8% in the three months ended August 31, 2006 and 2005, respectively. In the nine months ended August 31, 2006 general and administrative expenses as a percentage of ECG net sales were 8%, compared to 7% in the same period last year. The increase is primarily due to increased annual financial audit fees.

General and Administrative for Corporate Unallocated - Corporate unallocated items consist of general corporate expenses of a non-segment related nature. For the three months ended August 31, 2006, these expenses were $468,000, up from $421,000 or 11% higher than the same quarter last year. The increase in the current three month period is primarily due to increased accounting costs associated with Section 404 internal control compliance requirements of the Sarbanes-Oxley Act as compared to the same period in 2005. In the nine months ended August 31, 2006, corporate unallocated expenses were $1,492,000, down 4% from $1,554,000 in the nine months ended August 31, 2005. The decrease in unallocated costs in the nine months ended August 31, 2006 was primarily due to reduced costs associated with Section 404 internal control compliance.

Amortization of Intangible Assets for ICG Segment – Amortization expense for the three and nine months ended August 31, 2006 was $33,000 and $87,000, respectively, compared to amortization expense of $23,000 and $52,000, respectively, in the three and nine months ended August 31, 2005. The increase in the current three and nine month periods was primarily due to an amortization credit in the second quarter of 2005 as a result of a lower finalized valuation of identifiable intangible assets acquired from Medis which were adjusted in the second quarter of fiscal 2005.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 and $96,000, respectively, in the three months ended August 31, 2006 and 2005, and $290,000 for both the nine months ended August 31, 2006 and 2005.

Other Income (Expense) for the ICG Segment – Interest income for the ICG segment during the three and nine months ended August 31, 2006 was $76,000 and $151,000, respectively, compared with $43,000 and $139,000, in the same periods last year. The increase is primarily due to higher interest rates and cash balances in the current three and nine month periods.

Interest expense for the ICG segment was $15,000 and $14,000 in the three months ended August 31, 2006 and 2005, respectively, and $75,000 and $54,000 in the nine months ended August 31, 2006 and 2005, respectively.

Foreign currency translation losses for the three and nine months ended August 31, 2006 were $1,000 and $57,000, respectively, compared to foreign currency translation gains in the three and nine months ended August 31, 2005, of $12,000 and $35,000, respectively. The foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect as of the current reporting period.

Other Income for the ECG Segment – Interest income for the ECG segment was $4,000 and $2,000, respectively, for three month periods ended August 31, 2006 and 2005. In the nine months ended August 31, 2006 and 2005, respectively, ECG segment interest income was $11,000 and $5,000, due to higher interest rates and cash balances in the current three and nine month periods.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the three and nine months ended August 31, 2006 was $37,000 and $67,000, respectively, compared to $5,000 and $14,000, respectively, in the three and nine months ended August 31, 2005 due to higher interest rates and cash balances in the current three and nine month periods.

For the three months ended August 31, 2006 and 2005, corporate unallocated interest expense was $152,000 and $85,000, respectively. Corporate unallocated interest expense was $361,000 and $235,000, respectively, in the nine months ended August 31, 2006 and 2005. The increase is primarily due to the accelerated write-off of deferred bank fees associated with the restructuring of the Comerica bank term loan and accrued interest on the convertible notes issued during the second quarter of 2006. In addition, for the three and nine months ended August 31, 2006, we recorded $155,000 and $236,000, respectively, of accretion related to the discount on the convertible notes issued during the second quarter of 2006. We had no comparable charge in the 2005 periods.

For the three and nine months ended August 31, 2006, we recorded gains of $2,158,000 and $1,464,000, respectively, on the fair value of the embedded derivative related to the convertible notes issued during the second quarter of 2006. We had no comparable gains in the 2005 periods.

Income Tax Benefit (Provision) - For the three and nine months ended August 31, 2006, we recorded tax provisions of $23,000 and $114,000, respectively, related to estimated minimum income and franchise taxes, compared with income tax benefits of $580,000 and $1,152,000, respectively, in the three and nine months ended August 31, 2005. Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses in of 2006.

Minority Interest in Income (Loss) of Subsidiary – For the three months ended August 31, 2006 we recorded minority interest in the loss of Medis of $1,000, compared to a minority interest in the income of Medis of $13,000 for the three months ended August 31, 2005. In the nine months ended August 31, 2006 and 2005, we recorded minority interest income of $19,000 and $34,000, respectively, which represents the 20% minority share retained by the sellers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended August 31, 2006 and 2005 was $1,668,000 and $195,000, respectively. In the nine months ended August 31, 2006, there was a significant increase in operating loss and a decrease accounts receivable collections directly resulting from lower sales compared with the same period in 2005. Although we reduced our net accounts receivable balance by over $2.5 million in the first nine months of 2006, it was only about half of the nearly $5 million reduction in the first nine months of 2005.

Net cash used in investing activities for the nine months ended August 31, 2006 was $298,000, as compared to $1,156,000 during the nine months ended August 31, 2005. The higher levels of capital investment in the first nine months of 2005 were principally related to leasehold improvements related to the expansion of our San Diego facility and investment in additional automated sensor manufacturing equipment at our Vermed division.

Net cash provided by financing activities for the nine months ended August 31, 2006 was $3,654,000, as compared with a net cash use of $1,251,000 during the nine months ending August 31, 2005, resulting in an increase of cash flows from financing activities of $4,900,000 when compared to the same period last year. The primary reason for the increase in cash flow from financing was the issuance of $5,250,000 in convertible notes during the second quarter of 2006, offset by repayment of $1,518,000 of bank debt during the nine month period.

In August 2006, we entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank, which eliminates the covenants related to minimum tangible net worth and EBITDA and revises the liquidity covenant to require a minimum cash to bank debt ratio of 1.15 to 1.00.

There is an unused commitment fee of one half percent of the difference between the available revolving credit line and the average daily revolving credit balance, reduced by one-quarter percent based on a stated level of cash on deposit with the bank. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets.

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of August 31, 2006, our outstanding letters of credit totaled $585,000 (€456,000), which reduces the amount of credit available under our revolving credit line.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to maximum loan availability of $480,000 with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed automated sensor manufacturing equipment. The interest rate is adjustable at 0.75% less than the tax exempt rate (5.50% as of August 31, 2006) and the loan matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. We do not believe that the covenants are reasonably likely to materially limit our ability to borrow on the loan and promissory note agreement. The note payable is guaranteed by CardioDynamics and is secured by the sensor manufacturing equipment. As of August 31, 2006, we had $26,000 of available borrowings remaining under this agreement.

At August 31, 2006, we have net operating loss carryforwards of approximately $34 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes.

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

At November 30, 2005, in light of recent losses and other factors, we determined, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, and therefore recorded a valuation allowance for the full amount of the deferred tax assets. Since we now have a 100% valuation allowance against our deferred tax assets, we did not recognize an income tax benefit against consolidated pre-tax losses during the first nine months of 2006.

Subsequent to August 31, 2006, we received a Nasdaq stock market staff deficiency letter indicating that our common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5) (the “Rule”), because our common stock closed below $1.00 per share for 30 consecutive trading days. According to the Rule, we are afforded 180 calendar days, or until March 26, 2007, to regain compliance with the minimum bid requirement. To do so, our stock must meet or exceed the $1.00 minimum bid price for at least 10 consecutive business days.

If our common stock does not achieve compliance with the Rule by March 26, 2007, we may elect to transfer our common stock from the Nasdaq Global Market, where it is currently listed, to the Nasdaq Capital Market if we satisfy all initial listing requirements, except for the bid price requirement. If the application to transfer our common stock to the Nasdaq Capital Market is approved, we will be afforded a second 180 calendar day period to regain compliance. There can be no assurance, however, that we will satisfy the requirements of the Nasdaq Capital Market.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statement, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154, which became effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006, had no effect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This Statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We have not determined the impact, if any, the adoption of SFAS 155 will have our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. We have not determined the impact, if any, the adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006, will have on our financial position and results of operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our management believes that other than the adoption of SFAS 123R and the application of SFAS 133, there have been no significant changes during the three and nine months ended August 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended November 30, 2005.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities rather than as equity.

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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income using the effective interest method.

Stock-Based Compensation Expense

Effective December 1, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, we recognize compensation expense for all stock options granted prior to, but not yet vested, as of December 1, 2005 based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on December 1, 2005, we recognized stock-based compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially its entire portfolio of cash equivalents in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of August 31, 2006, the Company does not have any short-term investments.

The Company’s primary exposure to market risk was interest rate risk associated with variable rate debt. See “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. Based on a one percent change in interest rates on variable rate debt, this would have resulted in annual interest expense fluctuating by approximately $16,000 over the twelve months from August 31, 2006.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risks related to foreign currency exchange rates and has concluded that the market risk exposure is not material at this time.

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

Changes in Internal Controls Over Financial Reporting

The Company has made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended August 31, 2006 internal control testing and evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Shareholders held on July 20, 2006, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1: To elect a Board of Directors for the following year. The balloting for the directors was as follows:

	Votes For	Votes Against/ Withheld	Votes Abstained/ Non-Votes
James C. Gilstrap	43,748,006	1,299,407	0
Robert W. Keith	43,670,359	1,377,054	0
Richard O. Martin	43,762,334	1,285,079	0
B. Lynne Parshall	43,663,917	1,383,496	0
Michael K. Perry	43,717,936	1,329,477	0

Proposal 2: To ratify the Audit Committee’s selection of Mayer Hoffman McCann P.C. as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2006.

Of the shares voted, 44,221,901 shares were voted in favor of the ratification, 461,159 shares were voted against ratification, 364,352 shares abstained from voting and there were no broker non-votes.

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

CardioDynamics International Corporation

Date:	October 10, 2006	By:	/s/ Michael K. Perry
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date:	October 10, 2006	By:	/s/ Stephen P. Loomis
Stephen P. Loomis Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)