Form 10-K
period 2006-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2007-02-13
CIK 719722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2006

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $32,433,000 based on the closing price of common stock as reported on the Nasdaq Global Market on January12, 2007. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

At January 31, 2007, 49,208,299 shares of registrant’s Common Stock were outstanding.

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

The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993. On March 22, 2004, the Company completed the acquisition of substantially all of the assets and certain liabilities of the Vermed Division (“Vermed”) of Vermont Medical, Inc. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms (“ECG”) and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. On June 2, 2004, the Company completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”). Medis is a manufacturer of diagnostic and monitoring devices, which ICG technology for cardiovascular diagnostics sold internationally.

In December 2004, the Company received 510(k) clearance by the U.S. Federal Drug Administration (“FDA”) for our new lead product, the BioZ ICG Dx. The BioZ Dx is the result of a co-development partnership and OEM Agreement between the Company and Philips Medical Systems, a division of Royal Philips Electronics (“Philips”), a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry. This partnership leverages each company’s technology and expertise. The BioZ Dx also carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. In June 2005, the Company received FDA 510(k) clearance for 12 lead diagnostic ECG capabilities integrated into the BioZ Dx product platform, which provided the world’s first product with the ability to assess mechanical function with ICG and electrical function with 12 lead ECG. Using our BioZ ICG OEM module kit, Shenzhen Mindray Bio-medical Electronics Co, Ltd. (“Mindray”), the largest manufacturer of patient monitoring products in China, has integrated our ICG technology into its patient monitoring products and received Chinese SFDA and European CE mark regulatory clearance for this product in the fourth quarter of 2006.

We continue to sell our previous lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), which has FDA 510(k) clearance and carries the CE mark. We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to targeted international markets through a network of distributors. In November 1998, Health Care Finance Administration (“HCFA”), now known as the Center for Medicare & Medicaid Services (“CMS”), mandated national Medicare reimbursement for our BioZ® procedures and, in January 2001, implemented national uniform pricing throughout the United States. CMS reevaluated reimbursement of our ICG technology and issued a policy clarification in 2004 that restricted the availability of Medicare reimbursement for hypertension patients and left the decision of whether to cover ICG for high blood pressure (medically referred to as hypertension) to the CMS contractors that administer the CMS program in each state. In November 2006, in response to a request by the Company for national coverage of ICG for hypertension, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged, and CMS contractors would continue to have the discretion to cover ICG for hypertension. To date, we have sold nearly 7,000 ICG systems (stand-alone products and integrated modules) to physician offices and hospital sites throughout the world.

Our proprietary and patented ICG technology noninvasively quantifies the mechanical functioning of the heart and monitors the heart’s ability to deliver blood to the body. Our systems provide hemodynamic (blood flow) parameters, the most familiar of which is cardiac output, or the amount of blood pumped by the heart each minute. Our products help physicians assess, diagnose, and treat patients with heart failure, hypertension (high blood pressure), and shortness of breath. It is estimated that there are over 5 million heart failure patients in the United States and over 65 million patients with high blood pressure. Our technology complements ECG (electrical characteristics) and supplements information obtained through the five vital signs – heart rate, respiration rate, body temperature, blood pressure and oxygen saturation – quickly, safely and cost effectively.

The traditional method used to measure blood flow (hemodynamic) parameters is pulmonary artery catheterization (PAC), which is an invasive procedure that requires insertion of a catheter (plastic tube) into the heart itself. Complications associated with this procedure occur in as many as one in four reported cases and typically include irregular heartbeats or infection, but in rare cases, pulmonary artery rupture or even death. The PAC procedure is a diagnostic procedure with a catheter inserted into the right side of the heart and should not be confused with the diagnostic and therapeutic procedures involving the left side of the heart, which are used to assess whether coronary artery blockages exist and then intervene to prevent the further occlusion of coronary arteries.

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. In the non-sterile environment of a physician’s office or outpatient clinic, PAC is simply unavailable. As a result, in the majority of situations, a physician seeking to assess hemodynamics normally must do so through indirect means, such as by measuring blood pressure or checking the pulse, and/or through employing subjective, imprecise examination techniques, such as looking at distension of neck veins. Thus, a compelling need exists for objective, noninvasive measurement tools, such as our BioZ® ICG Systems. In 2004, the company estimates that in North America, the number of noninvasive hemodynamic procedures with ICG surpassed the number of invasive hemodynamic procedures with PAC.

During ICG monitoring using our BioZ ICG Systems, an undetectable electrical signal is sent through our proprietary sensors placed on the patient’s neck and chest. Our DISQ® (Digital Impedance Signal Quantifier) and AERISTM (Adaptive Extraction and Recognition of Impedance Signals) processing analyzes ICG waveforms and the Z MARC® (Impedance Modulating Aortic Compliance) Algorithm is used to calculate significant hemodynamic parameters. Based on this data, a physician can quickly and safely assess and diagnose the underlying cardiovascular disorder, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications.

Our objective is to enhance patient lives through pioneering a new approach to drug management and to make a genuine contribution to healthcare economics with our noninvasive technologies. Key elements of our strategy have included efforts to:

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

Investors wishing to obtain more information about CardioDynamics may access our annual, quarterly and other reports and information filed with the Securities and Exchange Commission (“SEC”). Investors can read and copy any information the Company has filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The Company also maintains an Internet site (www.cdic.com) where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as well as Section 16 filings, as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Industry Overview and Company History

Our proprietary technology provides medical professionals in the physician’s office and hospital with noninvasive access to objective patient data to effectively assess, diagnose and treat heart failure, high blood pressure, shortness of breath, emergency, pacemaker, and critically ill patients.

In the hospital setting, the BioZ is a noninvasive, cost-effective and safe alternative to the invasive PAC procedure and may also be used in many situations in which PAC is not feasible. However, the advantages of our proprietary technology are not limited to the hospital or the critically ill. We believe that the greatest current potential for the BioZ product line lies in the use of noninvasive hemodynamic measurements in the physician office. We estimate that the cumulative worldwide market potential is approximately $2.1 billion for our BioZ equipment product line. This estimate includes $1.4 billion from potential sales to the approximately 70,000 U.S. physician offices that would be likely to benefit from BioZ products and $700 million to U.S. and international hospitals with OEM-based and standalone BioZ products. The estimated U.S. and international annual recurring revenue from ICG disposables is approximately $855 million based on 120 million annual BioZ tests.

Strategy

Our objective is to enhance patient lives through pioneering a new approach to drug management and to make a genuine contribution to healthcare economics with our noninvasive technologies. Our objective will be achieved if and when noninvasive ICG technology becomes a cardiovascular standard of care. We intend to position BioZ ICG technology as a key diagnostic and monitoring tool for assessing and treating heart failure, hypertension, shortness of breath, pacemaker, emergency, critically ill, and home healthcare patients. Our corporate strategy includes:

Aggressively market and sell ICG products through our direct sales force.

We intend to continue to leverage our direct sales force to capitalize on our first-to-market position in the United States to further penetrate the physician office market. We believe that a strong direct sales force supplemented by our clinical application specialists to clinically train is best suited to educate the medical community about how our technology can improve patient outcomes and decrease costs. We have approximately 35 domestic direct sales representatives who sell our products, as well as three regional sales managers, and a vice president of sales. In addition, we have 20 clinical application specialists, two regional clinical managers and a national clinical applications director to supplement our field sales team and enhance disposable product utilization through customer education and implementation of appropriate protocols for device use. By improving device utilization, we believe we can strengthen customer loyalty and increase capital revenue from device sales and disposable product revenue from our proprietary sensors.

Broaden our distribution channels through strategic relationships.

We plan to establish strategic relationships with major patient monitoring and diagnostic cardiology companies, pacemaker manufacturers, and other medical products and technology companies to increase the availability of our proprietary technology. We believe that strategic relationships can accelerate market penetration of BioZ ICG technology in markets not served by our direct sales team and provide us with access to the large installed bases of patient monitoring, cardiology, and other complementary medical equipment.

Grow recurring revenue through increased use of our proprietary disposable sensors.

During fiscal 2000, we successfully developed and received FDA 510(k) clearance on our patented BioZtect® sensor technology that provides notable improvements in performance and features. Its unique shape and chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. In fiscal 2006, we further strengthened our sensor technology through the development and FDA 510(k) clearance on our patent-pending BioZ AdvaSense™ sensor. BioZ AdvaSense™ incorporates the advancements of the BioZtect® sensor and also incorporates additional design features to ensure proper patient connection thereby ensuring data integrity. Our proprietary sensor and cable systems provide enhanced features to our customers and promote the exclusive use of our proprietary sensors with our equipment to ensure optimal product performance and accuracy. During fiscal 2004, we acquired Vermed, an ECG electrode manufacturer that accounted for 35% of our net sales in 2006. The Vermed acquisition provided vertical integration allowing in-house advanced product research and development and manufacturing of our ICG sensors. As our installed base of BioZ products grows, and our ECG sensor business grows, we expect that the disposable sensor revenue stream could account for more than 70% of our total net sales within the next several years.

Expand evidence of the technology’s validity and clinical application in our target markets.

While a significant amount of evidence substantiating ICG’s validity and clinical application is now available, we will continue to invest in supporting clinical trials to further expand this evidence and provide prospective customers with data regarding the efficacy of ICG. Three major multi-center clinical trials were published in 2006, including studies in outpatient heart failure (“PREDICT”), emergency department shortness of breath (“ED-IMPACT”), and hypertension (“CONTROL”). In 2007, the Company will initiate the PREVENT-HF trial, one of the largest randomized trials ever conducted in outpatient heart failure with device-based management.

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

In 2001, we released the BioZ® ICG Module for the GE Medical Systems Information Technologies (“GEMS-IT”) bedside monitoring systems. This product is distributed worldwide by GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. In July 2002, we signed a Co-Development and OEM Agreement with Philips, a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry. As a result of the Co-Development, in December 2004, CardioDynamics received 510(k) clearance by the FDA for our new product the BioZ Dx ICG Diagnostics device. We released this product in the beginning of 2005. In June 2005, we received FDA 510(k) clearance for 12 lead diagnostic ECG capabilities on the Dx ICG platform. Philips has the right to purchase ICG modules from us and sell the combined ECG/ICG product in their key markets. In July 2006, we announced an Original Equipment Manufacturer (“OEM”) agreement with Shenzhen Mindray Bio-medical Electronics Co, Ltd. (Mindray), the largest manufacturer of patient monitoring products in

China. Under the terms of the agreement, Mindray will integrate CardioDynamics BioZ® ICG technology into its patient monitoring products, and CardioDynamics will receive a licensing fee for each BioZ® ICG OEM kit purchased by Mindray.

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

We will continue to focus on new applications for our core technology. Advances in ICG technology could be applied in the areas of sensor technologies, pacemaker optimization, dialysis fluid management, high-risk obstetric patients, oncology, and pharmaceutical development and testing. Pharmaceutical companies such as GlaxoSmithKline, Eli Lilly and Co. and Pfizer Inc. are currently using our technology to document the cardiovascular effects of their pharmaceutical agents in both animals and humans.

Continued innovation and commercialization of new proprietary products are essential elements in our long-term growth strategy. We intend to continue to seek a competitive advantage by acquiring complementary technologies and additional patents and other proprietary rights, as we deem appropriate.

ICG Technology

While ECG technology noninvasively measures the heart’s electrical characteristics, our ICG technology makes it possible to measure the heart’s mechanical, or blood flow, characteristics. By using our products, physicians have an easy, noninvasive, safe, painless and cost-effective way to monitor the heart’s ability to deliver blood to the body.

In order to measure this conductivity change, our BioZ products use four dual sensors (two on the neck and two on the chest) to deliver a high frequency (70 kHz), low magnitude (4 mA), alternating current through the chest that is not felt by the patient. Our BioZ ICG Monitor uses proprietary DISQ® and AERISTM processing which measures the changes in impedance to the electrical signal. The changes in impedance are then applied to the Z MARC® Algorithm to provide cardiac output, the amount of blood pumped by heart in one minute. Additional parameters that are provided include those indicating blood flow from the heart, the resistance the heart is pumping against, the force the heart is contracting, and the amount of fluid in the chest. These parameters are printed on a report that allows the doctor to customize and optimize treatment for a particular patient.

Some physical and medical conditions may diminish the accuracy of the measurements provided by our products; therefore, use of our BioZ ICG products in such cases is not appropriate. We believe that inaccuracies are most likely to occur in patients who are experiencing severe septic shock, severe aortic valve regurgitation, severe irregular ventricular heartbeats, or heart rates greater than 180 beats per minute. In addition, there is inadequate data demonstrating the accuracy of our products in patients who are shorter than 47 inches or who weigh less than 66 pounds or more than 342 pounds, as well as in patients who move excessively during the BioZ procedure.

Pricing

Our products have established list prices and we discount the list prices of our products in some circumstances based primarily upon volume commitments or marketing promotions. We also provide discounts on the purchase of refurbished equipment and to distributors who perform sales and customer service functions for us.

Segments

We focus our business on two principal operating segments: Impedance Cardiography (ICG) and Electrocardiography (ECG). Note 3 “Geographic and Segment Information,” to our financial statements describes these segments. The principal products in each of these segments consist of the following:

• ICG Segment

BioZ® Dx ICG Diagnostics – In December 2004, we received FDA 510(k) clearance on the BioZ Dx, which resulted from a co-development partnership and OEM Agreement with Philips. The BioZ Dx has significant improvements with AERISTM processing and 12-lead ECG capability. It also features an integrated full-page thermal printer, color display screen, a standard five-year warranty and a new Thera-TrakTM reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005.

BioZ® ICG Monitor – Our noninvasive cardiac function monitoring device, the BioZ® ICG Monitor, features a portable design, transportable battery and integrated blood pressure. BioZ ICG Monitors are sold with a pole cart, printer and keyboard for end user data entry and include a standard one-year warranty.

BioZ® ICG Module – The BioZ ICG Module was jointly developed with GEMS-IT. The module integrates our proprietary BioZ ICG technology into GE’s Solar® and DASH patient monitoring systems and includes a standard one-year warranty.

BioZtect® and BioZ® Advasense™ Sensors – We market disposable sensors designed specifically for use with our BioZ® products. Four of our dual sensors are used in each monitoring session. Our proprietary sensor and cable systems provide enhanced features to our customers and promote the exclusive use of our proprietary sensors with our equipment to ensure optimal product performance and accuracy. We have a patent on our BioZtect® sensors and a patent-pending on our Advasense™ Sensors.

Niccomo ICG Monitor – The Medis Niccomo ICG monitor is sold through our international sales force outside the United States. It incorporates a color touch screen and integrated strip printer and includes a standard one-year warranty. Medis also manufactures and sells the Cardioscreen and Rheoscreen product lines of venous blood flow products that are sold internationally. None of these Medis products have FDA clearance for sale in the U.S.

BioZ® ICG OEM Module Kit – The BioZ ICG OEM Module Kit is available to other medical device companies to incorporate ICG measurements as an option in the sale of their existing devices. The OEM kit is current used by Mindray, the largest manufacturer of patient monitoring products in China, and includes a one-year warranty.

• ECG segment

ECG Electrodes – Vermed manufactures and markets a large number of ECG electrodes for resting, stress, and ambulatory applications and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. Vermed also manufactures private label ECG electrodes for distributors and medical device companies.

Backlog

We do not generally carry order backlog in our ICG business, however the order backlog in our ECG business was $1,025,000 and $995,000 as of November 30, 2005 and 2006 respectively. The orders included in our backlog are generally credit approved customer purchase orders expected to ship within the next 12 months.

Sales and Distribution

We view the United States ICG marketplace as two distinct segments: the outpatient (physician) market and the hospital market. In the outpatient market, we target physician offices and hospital-based and freestanding outpatient facilities for our stand-alone BioZ® products through our direct sales force and distributors. In 2004, we initiated distributor sales efforts with Physician Sales and Service (“PSS”) and Caligor Medical (Henry Schein, Inc.) to provide leads to our direct sales representatives in an effort to accelerate market penetration. After not achieving the results we had planned, we decided at the end of 2005, to intensify our clinical sales efforts with our internal sales force to drive product acceptance. In contrast to the hospital market, there are few, if any, formal capital equipment budget processes in the outpatient market and purchasing decisions can therefore be made more quickly. Consequently, our direct and distributor sales force is focused primarily on the outpatient markets.

We continue to believe that the hospital market represents a large and viable market for our products, but our current strategy is to focus our direct sales force on outpatient markets and allow our OEM partners to develop the hospital market for ICG.

Internationally, we sell our products through local medical distributors. Currently, we have distribution partners and end-users in more than 30 countries around the world. Additionally, our international sales team supports GEMS-IT sales teams in selling our ICG Module that interfaces with the GEMS-IT Solar and DASH monitoring systems. We do not offer product return rights to our distributors.

Strategic Relationships

During the fourth quarter of fiscal 2000, we entered into an agreement with GEMS-IT for the development of a custom plug-in module for the GEMS-IT Solar® and DASH series of bedside monitors. This product was introduced to the market in June 2001 and extends the capabilities of the GEMS-IT Solar product family to provide all of the hemodynamic parameters of the BioZ ICG Monitor to GEMS-IT’s installed customer base of well over 50,000 units. This product is distributed worldwide by CardioDynamics and GEMS-IT for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 200,000 modular bedside monitors.

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

In July 2006, we announced an OEM agreement with Mindray, the largest manufacturer of patient monitoring products in China. Under the terms of the agreement, Mindray will integrate CardioDynamics BioZ® ICG technology into its patient monitoring products, and CardioDynamics will receive a licensing fee for each BioZ® ICG OEM kit purchased by Mindray.

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

In November 2000, CMS established a uniform national pricing level for the use of our equipment which was implemented in January 2001. In January 2002, the American Medical Association issued a formal Level I HCPCS procedure code, (also referred to as a CPT Code) for BioZ ICG technology. The code is 93701.

In December 2002, CMS initiated a reconsideration of ICG’s indications for use. In January 2004, CMS issued an updated national coverage determination. Of the six indications previously indicated, five are substantially unchanged. One indication, “suspected or known cardiovascular disease,” has been revised to specifically allow CMS contractor discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure (greater than or equal to 140 mm Hg systolic blood pressure and/or 90 mm Hg diastolic blood pressure) on three or more anti-hypertensive medications, including a water pill known as a diuretic. This change served to restrict the number of hypertensive patients eligible for CMS reimbursement for ICG monitoring. The revised CMS indications were as follows:

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

•

CMS local contractor discretion for the treatment of resistant hypertension. Resistant hypertension is defined as patients with uncontrolled blood pressure (greater than or equal to 140 mm Hg systolic blood pressure and/or 90 mm Hg diastolic blood pressure) on three or more anti-hypertensive medications, including a water pill known as a diuretic.

In November 2006, in response to a request by the Company for national coverage of ICG for hypertension, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged and CMS local contractors would continue to have the discretion whether or not to cover ICG for hypertension.

Some private insurers cover the BioZ ICG test, including Aetna, Humana, and Blue Cross Blue Shield and others (in select states). We continue active discussions with CMS and private insurers to maintain and expand reimbursement indications for ICG.

Marketing

Our primary prospects in the outpatient market include cardiologists, internal medicine physicians, and family practitioners caring for heart failure, hypertension, shortness of breath, and pacemaker patients. Patients in the United States who may benefit from our technology include the 65 million hypertension patients, five million heart failure patients, over one million pacemaker patients, and 20 million patients with a sudden onset of shortness of breath. Our marketing strategy is designed to:

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

Our team continues to investigate the physiologic mechanisms underlying our ICG signal as a means of developing new diagnostic parameters. In addition, we are continuously researching the application of digital signal processing methodologies to improve the quality of signal acquisition and analysis algorithms. Some of this research has resulted in several U.S. patents issued and patents pending. Our expenditures that have been accounted for as research and development were $2,222,000 (7.3% of net sales) in 2006, $2,487,000 (6.7% of net sales) in 2005, and $4,353,000 (10.6% of net sales) in 2004.

To supplement our internal development team, we retain Rivertek Medical Systems, Inc. (“Rivertek”) as an adjunct to our development efforts, of which our former chief technology officer is a 100% beneficial owner. In December 2005, Dennis Hepp retired from services as CardioDynamics’ Chief Technology Officer. See Item 13. Certain Relationships and Related Transactions in this Report on Form 10-K. Rivertek is located in Minneapolis, Minnesota and serves as an engineering consulting firm for medical device manufacturers, including Guidant Corporation and Medtronic, Inc., as well as emerging medical technology companies.

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

To date, we have filed a total of ten U.S. utility patent applications and three U.S. design patent applications, two European patent applications and one PCT patent application filing. Of these applications, six U.S. patents were issued in 2003 and one was issued in 2006. Of the four U.S. utility patents that have issued, a key patent is U.S. Patent Number 6,561,986, “Method and Apparatus for Hemodynamic Assessment Including Fiducial Point Detection,” which contains 46 claims and is a strategic patent underlying the Company’s novel AERISTM (Adaptive Extraction & Recognition of Impedance Signals) processing. AERIS utilizes breakthrough techniques in time-scale signal processing to filter and accurately determine key ICG and ECG waveform characteristics, known as “fiducial points.” ICG and ECG fiducial points form the core measurements from which BioZ parameters are determined. AERIS processing provides enhanced stability, accuracy, and reproducibility in a broader range of patient monitoring conditions.

Another utility patent, U.S. 6,636,754, relates to our electrode technology protection along with three design patents that were issued in 2003. These patents cover various design aspects of the Company’s BioZtect sensors and apply to sensors for use with the BioZ and BioZ Dx ICG Monitors as well as the BioZ ICG Module. The BioZtect sensors offer notable improvements in safety and signal transmission and detection, which are critical for device performance.

During 2005 we became aware of a company that was selling competitive ICG sensors for use with our BioZ systems. We filed a patent infringement suit and they countersued to have our patent declared invalid and for other restraint of trade claims. In 2006, both parties agreed to drop their lawsuits and the other company agreed to pay us a royalty on future ICG sensor sales. Subsequently, in 2006 we filed two additional U.S. utility patent applications to further strengthen our intellectual property protection on a new model ICG sensor, Advasense.

Clinical Studies

We are committed to supporting well-designed clinical research studies utilizing ICG technology that demonstrate validity, reproducibility, clinical utility and cost-effectiveness. Our clinical research team participates in monitoring and analysis of company-sponsored clinical trials and support of multiple investigator-initiated trials.

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

In March 2006, the results of the ED-IMPACT trial (Impedance Cardiography-Aided Assessment Changes Therapy in Emergent Dyspnea) were published in the peer-reviewed journal, Academic Emergency Medicine. The study demonstrated the impact of ICG data upon diagnosis and treatment in patients short of breath in the emergency department. The results demonstrated a 39% change in therapeutic plan and 13% change in diagnosis, which were considered very significant findings.

In April of 2006, the results of the 11 center multi-center CONTROL trial (Consideration of Noninvasive Hemodynamic Monitoring to Target Reduction of Blood Pressure Levels) were published in the peer-reviewed journal, Hypertension. This study was designed to evaluate the community-based treatment of mild to moderate hypertension patients (vs. the Mayo Clinic Study that was conducted in more severe hypertension treated by specialists). We evaluated the reduction of blood pressure and the achievement of blood pressure control in patients treated with and without BioZ ICG. The results of the study demonstrated that use of BioZ® ICG achieved significantly greater reductions in blood pressure (8 mm Hg systolic and 7 mm Hg diastolic) more than two times better than standard care for achievement of blood pressure control to 130/85 mm Hg.

In June of 2006, the results of the PREDICT trial (Prospective Evaluation and Identification of Cardiac Decompensation in Patients with Heart Failure by Impedance Cardiography Test) were published in a peer-reviewed journal, the Journal of the American College of Cardiology. PREDICT was led by principal investigator, Dr. Milton Packer, and 21 top U.S. heart failure centers participated in the study. The study was designed to show whether ICG variables could predict whether a heart failure patient would die or be hospitalized. The results showed that of all the variables measured in the study, ICG was the most powerful predictor of death or hospitalization. A patient with a high risk ICG test was over 8 times more likely to die or be hospitalized in the short-term (2 weeks) than a patient with a low risk ICG test.

In addition, multiple other ICG studies have been published in journals such as Chest, American Journal of Cardiology, and Congestive Heart Failure.

Strategic Future Trial

We are sponsoring a multinational, multi-center trial in heart failure patients which will evaluate whether the predictive power of ICG as demonstrated in PREDICT study can be used to change medical managements and subsequently reduce heart failure hospitalizations, as compared to standard care without the use of ICG. The study is called PREVENT-HF – Prevention of Heart Failure Events with Impedance Cardiography Testing and is expected to commence in 2007.

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

Warranty and Repair

We warrant that our stand-alone BioZ Dx System will be free from defects for a period of 60 months from the date of shipment on each new system sold in the United States, and for 13 months on BioZ systems sold internationally. Medis warrants that the Niccomo ICG monitor will be free from defects for 12 months. We warrant that new stand-alone BioZ Monitors and factory certified refurbished BioZ Dx and BioZ Monitor systems will be free from defects for a period of 12 months from the date of shipment. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the external printer, power cords, and inflatable blood pressure cuffs that are covered for a period of 90 days. When warranty repairs are necessary, we generally perform them at our San Diego facility. In some cases, our distributors perform repairs in authorized service centers. In 2004, we added an additional International service center in Dubai, United Arab Emirates to fulfill the needs of the growing Middle-eastern market for ICG.

We provide on-call technical support and, on occasion, offer field clinical support specialists. In addition to our standard warranty, we offer Z Care® extended warranty agreements for maintenance beyond the standard warranty period. We repair equipment that is out of warranty on a time and materials basis.

Competition

Direct competition

To date, we have experienced very limited direct competition. Through our recently acquired German subsidiary, Medis, we inherited a licensing agreement and relationship with Analogic Corporation, which manufactures a stand-alone ICG device for Philips as well as an Analogic-manufactured device, the Lifegard Monitor, which is distributed through a medical device manufacturer and distributor, Advanced Cardiac Systems. The Philips stand-alone device is primarily sold into the hospital market where we have not traditionally focused with our direct sales force. The Lifegard Monitor is primarily sold in the physician office market and has a suggested retail price that is lower than our BioZ ICG Monitors. The Lifegard Monitor represents the most significant form of competition we have experienced to-date. However, since its introduction in late 2004, we estimate that we have maintained greater than 95% market share for ICG device sales in the U.S. market and have lost fewer than ten unit sales in head to head competition. We are also aware of at least two domestic and one international manufacturer of ICG monitors. None of these companies has direct sales or clinical teams, and thus far, neither has had much visibility in the market. We believe that our BioZ products provide the most advanced ICG monitoring at prices that are competitive.

Indirect competition

PAC

Also known as thermodilution, right heart catheterization or Swan-Ganz™ catheterization, the PAC procedure was introduced in the early 1970’s. Despite its limitations, costs and risks, PAC remains the most commonly used technology for monitoring hemodynamic status. Medical Data International estimates that PAC procedures are used well over a million times per year worldwide. Edwards Lifesciences, Abbott Laboratories and Datex-Ohmeda produce the majority of right heart catheters used in the United States. ICG technology may eliminate PAC-caused complications, lower costs, reduce procedure time, expand clinical applications and offer immediate availability of vital, real-time, continuous hemodynamic data.

Echocardiography

Echocardiography (“echo”) is a diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart and blood vessels. Echo technology was developed during the 1970’s and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images. A continuous wave suprasternal Doppler echo measures cardiac output noninvasively by placing a Doppler transducer on the chest, aiming it toward the ascending aorta and measuring aortic blood flow velocity. Specifically, echo measures the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus calculate cardiac output. While it is possible, echo is not routinely used to measure cardiac output because of its technological limitations, cost, time, and lack of reimbursement for this purpose.

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

Government Regulation

Our products are classified as medical devices subject to regulation in the United States by the Food and Drug Administration (“FDA”). New products generally required FDA clearance under a procedure known as 510(k) pre-market notification. A 510(k) pre-market notification clearance indicates FDA agreement with an applicant’s determination that the product is substantially equivalent to another marketed medical device. Our products generally are Class II products with the FDA. Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could delay or prevent our ability to market our product line.

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

In order to sell our products within the European community, we must comply with the European Commission’s medical device directive. In late 1998, we received authorization to place the CE mark on our BioZ ICG Monitor. The CE mark is recognized worldwide as an essential European regulatory approval and enabled us to expand our sales and distribution of the BioZ ICG Monitor throughout Europe. Future regulatory changes could limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark. If we fail to obtain authorization to use the CE mark or lose this authorization, we will not be able to sell our products in the European community. In October 2006, we had our annual compliance review and we passed without any significant issues.

In November 2004, we received renewal approval from the State Drug Administration of the People’s Republic of China, and in November 2000, we received a Canadian Medical Device License. Our distribution partners received MHLW approval in November 2004, KFDA approval in February 2002 and Israel Ministry of Health approval in October 2006, enabling our products to be sold in Japan, Korea and Israel.

Employees

As of November 30, 2006, we had 202 employees, none of whom are covered by a collective bargaining agreement. We consider our employee relations with our employees to be good.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, you should consider the following risk factors which could affect our business, financial condition and results of operations.

We depend upon our BioZ product line, which is in its early stages of market acceptance.

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

Our success will depend in part on the availability of adequate reimbursement for our customers from third-party healthcare payers, such as Medicare, private health insurers and managed care organizations. Third-party payers increasingly are challenging the pricing of medical products and services. Reimbursement may not be at, or remain at, price levels adequate to allow medical professionals to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available. In January 2004, CMS issued an updated national coverage determination which served to restrict the number of hypertensive patients eligible for Medicare reimbursement for ICG monitoring. In November 2006, in response to a request by the Company for national coverage of ICG for hypertension, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged and CMS local contractors would continue to have the discretion whether or not to cover ICG for hypertension.

We must maintain and develop strategic relationships with third parties to increase market penetration of our product lines.

We distribute our ICG products to targeted international markets through our strategic alliance with GEMS-IT and a network of regional distributors and to the US market through our direct sales force. We may enter into similar agreements with other companies and establish technology partnerships with other medical product, distribution and technology companies. Successfully managing the interaction of our direct sales force and strategic distribution partners is a complex process. Moreover, since each distribution method has distinct risks, gross margins and operation costs, our failure to implement and maintain the most advantageous balance in the delivery model for our products could adversely affect our revenues, gross margins and profitability. Widespread acceptance of our BioZ products may be dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.

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

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires that we establish a method for testing goodwill and other intangible assets determined to have indefinite lives for impairment on an annual, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. In addition, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

We evaluate intangible assets determined to have indefinite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sales or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time.

We evaluate the estimated lives of all intangible assets on an annual basis, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on reported financial results for the period in which the charge is taken.

Utilization of our deferred tax assets may be limited and is dependant on future taxable income.

We have federal operating loss carryforwards (“NOL’s”) of approximately $33,600,000 for federal income tax purposes. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards

We determined, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will benefit from the use of the deferred tax assets, and therefore we reduced our valuation allowance on the existing deferred tax assets related to these NOL’s to zero in the fourth quarter of fiscal 2004 as required by SFAS No. 109 “Accounting for Income Taxes”. Upon reducing the valuation allowance and recognizing the deferred tax assets, we recognized the tax benefit of deferred tax assets. The favorable impact of the tax benefit distorts the trends in our operating results and impacts the comparability of our current period results of operations with other periods. At November 30, 2005, in light of resumed losses, we determined, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it was more likely than not that we would not realize all or a portion of the deferred tax assets, and recorded a valuation allowance for the full amount of the deferred tax assets which resulted in recognition of income tax expense and lower earnings in 2005. In calculating our 2006 tax provision and assessing the likelihood that we will be able to use the deferred tax assets we evaluated our ability to realize these deferred tax assets and determined that it is appropriate to retain a valuation allowance for the full amount of the deferred tax assets. As we generate taxable income for book purposes, we will realize the benefit of the deferred tax assets to offset the tax expense associated with pre-tax income, resulting in a reduced net tax expense for the period and greater net income than would normally be expected.

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

We face intense competition in our recruiting activities and may not be able to attract or retain qualified personnel. We have historically used stock options as key components of our total employee compensation program. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain and attract present and prospective employees. In addition, the implementation of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), has required us to record a charge to earnings for employee stock option grants and other equity incentives which has changed our compensation strategy. Our ability to retain our existing personnel and attract additional highly qualified personnel will impact our future success.

We are subject to stock exchange and government regulation.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and recent SEC and stock exchange regulations have increased financial reporting and disclosure requirements, corporate governance and internal control requirements, including compliance of our acquired businesses that have significantly increased the administrative costs of documenting and auditing internal processes, gathering data, and reporting information. In 2005 and 2006, costs related to compliance with these regulations amounted to approximately $1.2 million and $1.5 million, respectively. In addition, the reporting timeframes have been compressed. The need to commit substantial resources and management attention in these areas could impact our ability to deploy those same resources to other areas of our business. If we are unable to comply with the requirements, it could significantly impact our market valuation.

We may default on our credit agreements and have to immediately repay all amounts outstanding.

Our credit agreement contains certain reporting and liquidity covenants which if not met, could result in an event of default under the credit agreement under which the lenders could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral guaranteed to them to secure such indebtedness. In addition, the operating and financial restrictions and covenants in our credit agreement, and any future financing agreements may adversely affect our ability to finance future operations and meet our capital needs. Our current credit agreement restricts our ability to incur additional indebtedness, create liens, sell assets, make certain investments, pay dividends or make distributions, repurchase equity interests, redeem subordinated indebtedness, enter into certain transactions with affiliates, or enter into mergers or acquisitions.

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

If our stock price were to drop below $1.00 per share and remain below $1.00 per share for 210 consecutive days, or if we fail to maintain other Nasdaq Global (“Nasdaq”) Market criteria, Nasdaq may de-list our common stock. In such an event, our shares could only be traded on over-the-counter bulletin board system. This method of trading could significantly impair our ability to raise new capital.

In the event that our common stock was de-listed from the Nasdaq Market due to low stock price, we may become subject to special rules, called penny stock rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

In the event that our common stock becomes characterized as a penny stock, our market liquidity could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers in this offering to sell their common stock in the secondary market.

We may not have adequate intellectual property protection.

Our patents and proprietary technology may not be sufficient to protect our intellectual property rights. In addition, we have received communications from third parties asserting that our ‘754 patent is invalid. For example, during 2005 we became aware of a company that was selling non-FDA cleared ICG sensors for use with our BioZ systems. We filed a patent infringement suit and they countersued to have our patent declared invalid and for other restraint of trade claims. In 2006, both parties agreed to drop the lawsuit and the other company agreed to pay us a royalty on future ICG sensor sales. Any claims resulting in intellectual property litigation, whether defensive or offensive would have no certain outcome and would be costly and time-consuming. In addition, if our actions to enforce our patents are found to be a violation of laws related to unlawful tying or restraint of trade, we may be required to pay damages to third parties, which could be costly and could harm our business.

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

As part of our long-term growth strategy, we intend to continue to pursue opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products or expand the breadth of our markets or customer base.

Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	unanticipated transaction cost associated with the acquisition, including accounting charges;

•	problems implementing and maintaining adequate procedures, controls and policies;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

We have experienced and expect to continue to experience fluctuations in quarterly operating results due to a number of factors. We cannot control many of these factors, which include the following:

•	the timing and number of new product introductions;

•	the number of selling days in a given quarter;

•	the mix of sales of higher and lower margin products in a quarter;

•	the market acceptance of, and changes in demand for our products;

•	the impact of any changes in generally accepted accounting principles;

•	the loss of any of our strategic partners;

•	variations in inventory overhead rates or inventory reserves;

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	development and promotional expenses relating to the introduction of new products or enhancements of existing products;

•	product returns or bad debt write-offs;

•	changes in pricing policies by our competitors;

•	the timing of regulatory compliance audits;

•	the impact of weather related disasters such as ice storms and hurricanes;

•	delays in shipment of products or components to us by our vendors; and

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

Our international sales expose us to unique risks.

In fiscal 2006, international sales accounted for approximately 8% of our net sales. We believe that international sales could represent a meaningful portion of our revenue in the future. We rely on regional distributors and GEMS-IT to assist us with our international sales efforts. In June of 2004, we purchased 80% of the outstanding common stock of Medis, which is located in Ilmenau, Germany. As such, we are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may subject us to foreign currency losses related to the Medis deferred acquisition payments or increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

We have a history of losses and may experience continued losses.

With the exception of 2002 through 2004, we have experienced losses every year because we have expended more money in the course of researching, developing and enhancing our technology and products and establishing our sales, marketing and administrative organizations than we have generated in revenues. We expect that our operating expenses will continue at current levels and eventually increase in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue to develop our technology. It is possible that we will not be able to achieve the revenue levels required to achieve and sustain profitability.

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

We did not carry product liability insurance during some periods before May 15, 1995. We currently maintain product liability insurance; however, our product liability insurance may not be adequate. In the future, insurance coverage may not be available on commercially reasonable terms, or at all. In addition, product liability claims or product recalls could damage our reputation even if we have adequate insurance coverage.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position(s)
Michael K. Perry	46	Chief Executive Officer and Director
Rhonda F. Rhyne	46	President
Steve P. Loomis	46	Chief Financial Officer
Russell H. Bergen	59	Vice President of Operations
Richard L. Kalich	60	President of Vermed
Richard E. Trayler	55	Vice President of International Operations

Michael K. Perry, age 46, has been the Chief Executive Officer and Director of CardioDynamics since April 1998. From 1994 to 1997, Mr. Perry was Vice President of Operations at Pyxis Corporation, and in 1995 assumed additional responsibility for Research and Development. Pyxis Corporation was a pioneer of healthcare automation and information management services, in addition to pharmacy management services to hospitals and outpatient facilities. Mr. Perry was part of the executive team that successfully acquired and integrated three businesses into Pyxis, and in 1996, sold the company to Cardinal Health, Inc. for $980 million. Prior to joining Pyxis, Mr. Perry served in several increasingly responsible management assignments with Hewlett-Packard Company's Medical Products Group in manufacturing and finance. Additionally, he was Director of Quality for a division of Hewlett-Packard's DeskJet Printer Group. In 2003, Mr. Perry was named San Diego Entrepreneur of the Year for Medical Products and Technology. Mr. Perry holds a Master's degree in Business Administration from Harvard University and a Bachelor's degree in Mechanical Engineering from General Motors Institute. Mr. Perry serves on the Advisory Board of the University of California San Diego Cardiovascular Center and the Board of Directors for Junior Achievement of San Diego.

Rhonda F. Rhyne, age 46, has been our President since June 1997, previously serving as Chief Operating Officer from 1996 to 1997 and as Vice President of Operations from 1995 to 1996. From 1992 until 1995, Ms. Rhyne held positions of Director, President, Chief Executive Officer and Vice President of Sales and Marketing for Culture Technology, Inc. Ms. Rhyne has also held sales positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Rhyne holds a Bachelor's degree in Pharmacy from Washington State University and a Master's degree in Business Administration, executive program, from University of California Los Angeles, Anderson School of Business.

Steve P. Loomis, age 46, joined the Company in September 1996 as vice president of finance and has held the positions of chief financial officer and corporate secretary since April 1997. From 1993 until 1996, he served as director of financial reporting at Kinko's Inc. From 1988 to 1993, Mr. Loomis was chief financial officer for Terminal Data Corporation, a publicly traded company. He earned his bachelor's degree in business administration from California State University at Northridge. Mr. Loomis is a certified public accountant.

Russell H. Bergen, age 59, has served as our Vice President of Operations since joining us in September 1998. From 1971 to 1998, Mr. Bergen held management positions in the Instrument Group, Peripheral Products Group and Inkjet Business Unit of Hewlett Packard Company. Previously, Mr. Bergen was employed at Honeywell, Inc. as a procurement engineer. Mr. Bergen earned Bachelor degrees in Aerospace Engineering and Manpower Management from the University of Colorado at Boulder.

Richard L. Kalich, age 60, is President of Vermed, our wholly-owned subsidiary, where he has served as President since 1999. Between 1993 and 1999 he was President and CEO of Imtec, Inc. and prior to that, from 1983 to 1993, Mr. Kalich held progressively responsible management positions with Matthews International, Inc. leading to Vice President and Division Manager. Mr. Kalich served as Vice-President of LTI from 1979-1983. Between 1969 and 1979, Mr. Kalich held various positions with Sears, Roebuck Inc. leading to National Marketing Manager of the Hardware Department and Craftsman Tools. He holds a Bachelor’s degree in Economics from Penn State University and a Master’s degree in Management from Michigan State University. Mr. Kalich also serves as a member of the Board of Directors of Burgon Tool Steel Company, Inc. in Portsmouth, New Hampshire.

Richard E. Trayler, age 55, is our Vice President of International Operations and served as our Chief Operating Officer from July 1997 to January 2003. From 1982 to 1997, Mr. Trayler held sales management positions at Quinton Instrument Company. He has also held positions at the Heart Institute for CARE, the University of Washington and the Boeing Company. Mr. Trayler earned a Bachelor's degree from Texas A&M University and a Master's degree from the University of Washington.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Market under the symbol “CDIC.” The following table provides the high and low sales prices per share of our common stock as reported by the Nasdaq Market.

	Market Price
Year Ended November 30, 2006:	High	Low
Fourth Quarter	$1.08	$0.60
Third Quarter	1.45	0.69
Second Quarter	1.82	1.16
First Quarter	1.70	1.03

	Market Price
Year Ended November 30, 2005:	High	Low
Fourth Quarter	$1.49	$1.04
Third Quarter	2.31	1.36
Second Quarter	4.47	2.03
First Quarter	5.59	4.02

On January 16, 2007 there were approximately 425 holders of record of our common stock. The Company has not declared or paid any cash dividends on shares of our common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the operation of the business.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and has been derived from our audited financial statements and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related Notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended November 30, (In thousands, except per share data)
	2006	2005 (2)	2004(1)	2003	2002
Statements of Operations Data:
Net sales	$30,342	$37,005	$40,988	$30,332	$23,523
Income (loss) from operations	(6,932)	(3,832)	2,924	2,328	10
Net income (loss)	(6,694)	(14,945)	10,123	2,452	310
Net income (loss) per common share:
Basic	$(.14)	$(.31)	$.21	$.05	$.01

Diluted	$(.14)	$(.31)	$.21	$.05	$.01

Balance Sheet Data (at November 30):
Cash, cash equivalents and investments	$4,729	$3,615	$6,801	$9,345	$6,879
Total assets	36,388	39,998	58,030	26,648	23,566
Revolving line of credit—bank	1,000	2,200	—	—	—
Long-term debt, including current portion	4,229	1,751	5,730	—	—
Total long-term liabilities	4,796	2,777	5,338	719	560
Total shareholders’ equity	25,406	29,763	44,734	23,020	19,724

(1)	2004 includes the results of operations of Vermed and Medis businesses acquired March 22, 2004 and June 2, 2004, respectively, which affect the comparability of the Selected Financial Data. See note 2 to the Notes to Consolidated Financial Statements. Also includes an income tax benefit of $7.4 million resulting from elimination of the valuation allowance on our deferred tax assets (see Note 13 to the Notes to Consolidated Financial Statements).
(2)	2005 includes an income tax expense of $12.7M resulting from the re-establishment of the valuation allowance on our deferred tax assets (see Note 13 to the Notes to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related Notes, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to Part I, Item 1A of this Form 10-K, “Business - Risk Factors.”

Results of Operations

CardioDynamics is the innovator and market leader of an important medical technology called impedance cardiography (“ICG”). We develop, manufacture and market noninvasive ICG devices, proprietary ICG sensors, and a broad array of medical device electrodes. Unlike some other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient, and cost-effective manner not previously available in the physician office and hospital setting.

Just as electrocardiography (“ECG”) noninvasively measures the heart's electrical function, ICG makes it possible to noninvasively measure the heart's mechanical function. Our ICG devices measure 12 hemodynamic (blood flow) parameters which describe the blood flow the heart pumps, the resistance from the blood vessels that the heart is pumping against, the strength of heart contraction, and the amount of fluid in the chest.

Our lead products, the BioZ Dx ICG Diagnostics, BioZ ICG Monitor and the BioZ ICG Module for GE Healthcare patient monitoring systems, have received FDA 510(k) clearance and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment.

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

There is often a slow adoption of new technologies in the healthcare industry, even technologies that ultimately become widely accepted. Conducting clinical trials, making physicians aware of the availability and clinical benefits of a new technology, changing physician habits, and securing adequate reimbursement levels are all factors that tend to slow the rate of adoption for new medical technologies. We have invested and will continue to invest a significant amount of our resources in clinical trials, which, if results prove successful, should contribute to further physician acceptance and market adoption of our technology. As with all clinical trials, there is no assurance of achieving the desired positive outcome.

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

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, and the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks, described in the risk factor section in Part I, Item 1A of this Form 10-K, to the greatest extent possible.

Following is a list of some of the key milestones we achieved in 2006:

•	Publication of three multi-center trials in key patient populations;

-	Hypertension: The CONTROL trial was published in the journal, Hypertension, and showed that BioZ-directed therapy was more than two times better than standard care for achievement of blood pressure control.

-	Dyspnea: The ED-IMPACT trial was published in Academic Emergency Medicine and showed that there was a 13% diagnosis change and 39% treatment change in shortness of breath patients when physicians used BioZ data after initial assessment.

-	Heart Failure: The PREDICT trial was published in the Journal of the American College of Cardiology (JACC) and showed that when compared to standard assessment tools, ICG was the most powerful predictor of short-term heart failure hospitalization or death.

•	Released BioZ AdvaSense™ cable/sensor for BioZ monitors which ensures data integrity for users and further protects our recurring revenue stream;

•

Announced agreement with Shenzhen Mindray Bio-medical Electronics Co, Ltd. (Mindray), China’s leading patient monitoring manufacturer, to integrate CardioDynamics BioZ ICG technology into its patient monitoring products;

•	Announced national contract with Premier Inc., one of the largest healthcare alliances in the United States; CardioDynamics was named as the only supplier in the sub-category of ICG equipment;

•	Achieved three sequential quarters of increasing revenue in 2006;

•	Realized 13% revenue growth in our ECG segment in 2006 over 2005;

•	Ranked 38th for an 89%, 5-year growth in San Diego’s 2006 Technology Fast 50, which represents the fastest growing companies throughout San Diego County; and

•	Reduced ICG segment operating expenses by 14% in 2006 compared with 2005.

We also faced some significant challenges during 2006:

•	CMS did not grant our request to expand ICG coverage for hypertension and decided to retain their current hypertension coverage policy; and

•	We experienced lower direct sales force productivity due to turnover in sales management and sales representatives.

Operating Segments – Our business consists of the following two principal operating segments:

ICG Segment

The ICG segment consists primarily of the development, manufacture and sales of the BioZ Dx ICG Diagnostics, BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical function. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. With the acquisition of Medis in June 2004, the ICG segment now also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices. We sell Medis products internationally to physicians, hospitals, researchers and equipment manufacturers.

We derive our ICG segment revenue primarily from the sale of our ICG devices and associated disposable sensors, which are consumed each time a patient test is performed. During 2006, 38% of our ICG revenue came from our disposable ICG sensors, and that percentage has increased each year from approximately 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004 and 24% in 2005. We have now shipped over 5.2 million ICG sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (“CAS”) who are responsible for driving customer satisfaction and use of the BioZ ICG Systems. We believe our CAS investment is important to drive customer satisfaction and the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

In December 2002, CMS initiated a reconsideration of ICG’s indications for use. In January 2004, CMS issued an updated national coverage determination. Of the six indications previously indicated, five are substantially unchanged. One indication, “suspected or known cardiovascular disease,” has been revised to specifically allow CMS contractor discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure (greater than or equal to 140 mm Hg systolic blood pressure and/or 90 mm Hg diastolic blood pressure) on three or more anti-hypertensive medications, including a water pill known as a diuretic. This change served to restrict the number of hypertensive patients eligible for CMS reimbursement for ICG monitoring. The revised CMS indications were as follows:

•	Optimization of fluid management in patients with heart failure.

•	Differentiation of cardiogenic from pulmonary causes of acute dyspnea.

•	Optimization of atrioventricular (A/V) interval for patients with A/V sequential cardiac pacemakers.

•	Monitoring of continuous inotropic therapy for terminal heart failure, when those patients have chosen to die with comfort at home, or for patients waiting at home for a heart transplant.

•	Evaluation for rejection in patients with a heart transplant as a predetermined alternative to a myocardial biopsy.

•

CMS local contractor discretion for the treatment of resistant hypertension. Resistant hypertension is defined as patients with uncontrolled blood pressure (greater than or equal to 140 mm Hg systolic blood pressure and/or 90 mm Hg diastolic blood pressure) on three or more anti-hypertensive medications, including a water pill known as a diuretic.

In November 2006, in response to a request by the Company for national coverage of ICG for hypertension, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged and CMS local contractors would continue to have the discretion whether or not to cover ICG for hypertension. Some private insurers cover the BioZ ICG test, including Aetna, Humana, and Blue Cross Blue Shield and others (in select states). We believe that the CMS limitation will continue to negatively impact our results and therefore continue to have active discussions with CMS and private insurers in an effort to maintain and expand reimbursement indications for ICG.

ECG Segment

The ECG segment, also referred to as the Medical Sensor segment, designs, manufactures and sells ECG sensors, our proprietary ICG sensors and a broad array of medical device electrodes and related supplies through our Vermed division acquired in March 2004. Revenue is generated primarily by ECG sensor sales that are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold directly to a diverse client base of medical suppliers, facilities and physicians through our 12-person dedicated internal sales force and indirectly through intermediaries such as distributors, dealers and OEM’s. Beginning in the later part of 2005 we have more aggressively pursued Group Purchase Organization (“GPO”), private label and Original Equipment Manufacturer (“OEM”) medical sensor opportunities which has resulted in several new supplier relationships such as the national contract with Premier, Inc. Customers expect a steady, uninterrupted flow of top quality sensors, and we have invested in capital equipment to ensure we can fulfill that requirement. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 55% and 43% of our overall Company revenue in 2006 and 2005, respectively.

Net Sales of ICG Segment – Net sales for 2006 were $19,783,000, down 29% from $27,686,000 in 2005 which were down 19% from $34,260,000 in 2004. The sales decrease in both years was primarily due to 34% and 16% fewer BioZ® placements by our domestic direct sales force and 11% and 9% lower average domestic net selling prices of our BioZ Systems in 2006 and 2005 respectively, resulting from the continued effects of Medicare’s restriction of ICG hypertension coverage in all but resistant hypertensive patients.

In March 1998, we received 510(k) marketing clearance for our BioZ ICG Monitor. The BioZ ICG Monitor features a portable design, transportable battery, integrated blood pressure and incorporates our Z MARC® algorithm. In December 2004, we received FDA 510(k) clearance on the BioZ Dx ICG Diagnostics. The BioZ Dx has significant improvements with AERISTM processing and optional 12-lead ECG capability. It also features an integrated full-page thermal printer, color display screen, a standard five-year warranty and a new Thera-TrakTM reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005.

Together, these BioZ ICG Monitors accounted for 59% of our overall ICG sales in 2006, compared with 69% and 75% of our sales in 2005 and 2004, respectively. The reduction in the percentage of BioZ sales is due to increasing sales of our disposable sensors and BioZ ICG Modules, as well as the addition of Medis ICG product sales starting in the second half of 2004.

The BioZ ICG Module is a custom plug-in non-invasive cardiac function monitoring device for the GE Healthcare Solar® and Dash® patient monitors. During 2006, 2005 and 2004 we sold 308, 243 and 233 BioZ ICG Modules, respectively. The increases in each of the years is primarily due to higher international BioZ ICG Module placements by our strategic partner GE Healthcare

As a result of the continued effects of Medicare’s restriction of ICG hypertension coverage in all but resistant hypertensive patients, we experienced a decline in our domestic sales force productivity in both 2006 and 2005. Altogether, we sold 774 ICG Monitors and Modules in 2006, compared with 1,030 in 2005 and 1,164 in 2004, increasing the total number of BioZ Monitors and ICG Modules sold to 7,000. Net sales by our domestic direct sales force, which targets physician offices and hospitals, decreased 32% in 2006 with sales of $16,279,000, from $24,007,000 in 2005, which were 22% lower than domestic direct sales in 2004 of $30,889,000.

We experienced three sequential quarters of growing revenue in 2006 with net sales in the fourth quarter of 2006 increasing by $547,000 or 11% over the three months ended August 31, 2006 as a result of the positive transition of our sales team from a largely distributor-assisted model to a more clinically focused, direct selling approach and the increased productivity of new sales representatives which were hired in the first half of 2006. As result of our decision in early 2006 to de-emphasize the distributor sales approach for ICG capital sales, ICG sales through our distribution customers have significantly decreased and as of September 1, 2006 we no longer sell our ICG products through one of our former large distributors, Physician Sales and Service (“PSS”). We will continue to sell ECG sensors to PSS, which represented 77% of our sales to PSS in 2006.

We believe that the decline in 2006 is the result of several factors including:

•

Transition time of sales results from retargeting of our sales force toward cardiologists, congestive heart failure clinics and larger physician practices as a result of the CMS limitation on ICG hypertension coverage to patients on three or more hypertension drugs;

•	A relatively new sales associate base with approximately 47% hired in 2006;

•

Productivity loss associated with our two corporate restructurings and subsequent sales force and clinical application specialist turnover following the restructurings, including both involuntary and voluntary separations; and

•	The transition of our sales management team and realignment of our sales regions down to four regions resulting in 28% fewer territory sales managers compared to the same periods last year.

While we believe that we are addressing these factors, we also believe that the CMS limitation will continue to impact our results.

Net sales of our ICG products internationally decreased by $680,000 in 2006 to $2,468,000, down 22% from 2005. The decrease in 2006 is due to a 40% reduction in the number of BioZ systems sold internationally, partially offset by 24% higher international sales of our BioZ ICG Modules of $721,000 and 5% higher sales of our Medis products of $1,568,000. In 2005, international sales totaled $3,148,000, an increase of $309,000 or 11% over international sales of $2,839,000 in 2004. We acquired Medis in June of 2004, therefore the 2004 period does not include a full year of Medis sales as in 2005.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue continued to grow in 2006 as a percentage of our overall ICG sales at $6,198,000, representing 32% of ICG net sales (20% of consolidated net sales). ICG sensor sales for 2005 were $6,675,000, representing 24% of ICG net sales (18% of consolidated net sales), up from $6,520,000 or 19% of net sales in 2004. We offer a Discount Sensor Program to our domestic outpatient customers that provides considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. In addition, our clinical applications team works closely with physicians to appropriately integrate ICG into their practices through the use of our BioZ Automated Process (BAP™) that assists in identifying patients who are symptomatic and on whom the physician would benefit by having BioZ data for clinical assessment. The Company believes that successful integration of BAP into physician practices will result in proper utilization and sensor revenue growth.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ systems of $271,000 in 2006, $435,000 in 2005 and $739,000 in 2004.

Net Sales of ECG Segment – Net sales of medical sensors by our Vermed division in 2006, 2005 and 2004 were $10,559,000, $9,319,000 and $6,728,000, respectively. The increase in sales of $1,240,000 or 13% for the year ended 2006 was largely the result of additional private label and OEM business along with growing sales with the Premier, Inc. GPO members. Because we acquired Vermed in March in 2004, the 2004 fiscal period does not include a comparable number of days to either 2005 or 2006.

Stock-Based Compensation Expense – We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as of December 1, 2005. For the year ended November 30, 2006, $260,000 of stock-based compensation expense was included in cost of sales ($11,000) and operating expenses ($249,000). There was no similar stock-based compensation expense recorded during 2005 or 2004. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin of ICG Segment – Gross margin was $12,188,000, $17,878,000, and $26,665,000 for the years ended 2006, 2005 and 2004, respectively. As a percentage of net sales, gross margins in 2006, 2005 and 2004 were 61.6%, 64.6%, and 77.8%, respectively.

The reduction in gross margin percentage in 2006 over 2005 was primarily due to additional BioZ monitor inventory reserves related to clinical and field demonstration systems and units returned under BioZ Dx upgrade promotions of $655,000 and a greater mix of the BioZ Dx units that carry a higher manufactured cost than the BioZ, as well as the allocation of fixed production costs over a fewer number of unit sales, as compared with 2005. These higher costs were partially offset by reductions in warranty provision of $384,000 and scrap and rework costs of $117,000.

The decrease in gross margin in 2005, as compared to 2004, was primarily due to higher raw material costs associated with the Philips transfer price of the BioZ Dx, lower average selling prices of the BioZ systems, increases to our warranty accrual of $458,000 and inventory provision for potential excess BioZ ICG Monitor demo systems of $281,000, as well as higher scrap and rework costs of $282,000.

As the market matures and penetration increases, we believe that prices will naturally decline, as ICG technology becomes more of a standard of care, potentially driving our gross margin to lower levels.

Correction of Errors in ICG Inventory Reserve and Overhead Absorption – We evaluate our on-hand inventory quantities each quarter based on historical usage and projected requirements and establish a reserve for demonstration, potential excess, slow moving, and obsolete inventory. This reserve is largely related to refurbished BioZ monitors that had previously been used at clinical sites, for sales demonstration purposes, or units that have been returned as a trade-in under our BioZ Dx upgrade promotion. In the fourth quarter of 2006, a spreadsheet error was discovered in the third quarter inventory reserve for demonstration, potential excess, slow moving, and obsolete inventory calculation which resulted in a $148,000 understatement of the estimated reserve. The error was corrected in the fourth quarter and the full year results are accurately reflected as a result. Had the additional reserve been booked in the third quarter, the reserve for demonstration, potential excess, slow moving and obsolete inventory would have been $1,959,000, representing 28% of total inventory, rather than $1,811,000, representing 26% of total inventory as reported for the third quarter.

In addition, we determined that certain variances relating to the increase of our standard inventory overhead rate should not have been classified as part of the overhead pool which resulted in $189,000 of excess overhead absorption during the third quarter. These variances were adjusted during the fourth quarter and the full year results are accurately reflected as a result. Had the overhead rate been accurately applied in the third quarter, total gross inventory would have been $6,707,000, rather than $6,896,000, as reported. The combined effect of these two errors in the third quarter was $337,000, which would have reduced the gross margin as a percentage of net sales from 56% to 52% in the third quarter and from 53% to 51% for the nine month period ended August 31, 2006. The full year gross margin is reflected accurately and the fourth quarter gross margin as a percentage of sales would have increased from 51% to 55% had these items been recorded in the third rather than the fourth quarter of 2006.

The Company reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 (“SAB 99”) when evaluating the materiality of an error and determined that none of the SAB 99 considerations led to a conclusion that the errors were material, either individually or in the aggregate. In addition, the Company considered other qualitative factors such as the subjectivity and precision of the reserve estimates, historical quarterly gross margin fluctuations, analyst projections, stock price reaction to quarterly reported results, timing of the disclosures in this Form 10-K, and management’s belief that its current investors and other stakeholders are not primarily focused on quarterly net losses when making a decision to buy, sell or hold the Company’s common stock. Due to the declining revenues and resulting losses incurred by the Company in the past two years, analysts and shareholders have indicated that they are primarily focused on top line revenue growth and secondarily on the Company’s cash balance and the amount of operating and total cash consumed, because these provide a better barometer of the financial strength of the business. Since neither of the errors affects revenue, cash balance or cash flow, we believe they are therefore less critical to current financial statement readers. In addition, the Company considered the effect of the errors on each financial statement line item, including subtotals and totals, evaluated the materiality of the errors based on individual quarterly interim results, the nine-month year to date results, the full 2006 results, as well as the trend of losses. Based on our quantitative and qualitative analysis of the potential materiality of the identified errors, management concluded that the effects of the errors on previously reported interim periods are not material to the consolidated financial statements taken as a whole and therefore do not believe that restatement of the previously issued interim financial statements for the period ending August 31, 2006 would be appropriate or beneficial to investors.

Gross Margin of ECG Segment – Gross margin for 2006, 2005 and 2004 was $3,731,000, $3,609,000 and $2,686,000, respectively. As a percentage of net ECG sales, gross margins were 35.3%, 38.7% and 39.9% for the years ended 2006, 2005 and 2004, respectively.

The decrease in gross margin percentage from 2006 to 2005 is primarily the result of lower margins associated with increased sales of OEM and GPO customers, increased depreciation on new automated sensor manufacturing equipment and higher commodity costs, particularly silver, copper, and petroleum based materials.

The decrease in gross margin percentage from 2005 to 2004 was due to increased discounts to large purchasing organizations, lower margins associated with a greater mix of OEM and GPO customers, increased inventory provisions of $70,000 and depreciation costs resulting from increased investment in automated sensor manufacturing equipment. Since Vermed was acquired in March of 2004, the 2004 fiscal period does not include a comparable number of business days to 2005 or 2006.

Research and Development of ICG Segment – Our investment in research and development for the years ended 2006, 2005 and 2004 were $1,964,000, $2,334,000 and $4,268,000, respectively. Research and development expenses in the ICG segment decreased 16% between 2006 and 2005 and 45% between 2005 and 2004.

The $371,000 decrease between 2006 and 2005 was principally due to reductions in product development project spending of $255,000, as well as lower headcount levels required due to the completion of the development and testing of the BioZ Dx Phase II ICG/ECG product capability in mid-2005 and the corporate restructurings in June 2005 and March 2006.

The decrease in 2005 is primarily attributed to reduced investments required for the development and testing of the Phase I BioZ Dx co-developed with Philips, which was substantially complete in 2004. This was partially offset by inclusion of a full year of Medis research and development spending totaling $316,000 in 2005. Also contributing to lower research and development expenses in 2005 was the classification of approximately $516,000 of spending on clinical studies in 2005 as sales and marketing expenses because our clinical studies have shifted from primarily development and validation of ICG technology to, assisting in market development and clinical applications for ICG.

Research and Development for ECG Segment – Research and development expenses for the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment R&D expenses were $258,000, $153,000 and $85,000 in 2006, 2005 and 2004, respectively.

The $105,000 increase in research and development expenses between 2006 and 2005 was principally due to increases of $56,000 and $44,000 related to personnel and project expenses resulting from the capitalization in 2005 of in-house research and development labor to develop customized sensor manufacturing equipment. Because Vermed was acquired in March of 2004, the 2004 fiscal period does not include a comparable number of business days to 2005 or 2006.

Selling and Marketing for ICG Segment – Selling and marketing expenses for the ICG segment decreased to $13,977,000 or 17% in 2006, from $16,790,000 in 2005. The decline in ICG segment expenses were primarily due to realignment of the sales force into four regions and an overall 20% decrease in the average number of field sales personnel resulting in approximately $2,295,000 of savings. In addition, there was a reduction in commission expenses of $588,000 due to lower sales by our direct sales force and $70,000 lower bad debt expense resulting from lower accounts receivable balances and improved collections from our customers.

Selling and marketing expenses for the ICG segment for 2005 were $16,790,000, compared with $17,514,000 in 2004, a decrease of 4%. The decrease in selling and marketing expenses in 2005 is primarily attributed to a decrease in commissions and bonuses earned of approximately $900,000, a $148,000 decrease in recruitment costs and an $833,000 reduction in bad debt expense resulting from lower accounts receivable balances and improved collections from our customers. These decreases were largely offset by a $945,000 increase in personnel costs due to the expansion of our field sales personnel along with a $79,000 increase in consulting costs.

As a percentage of ICG net sales, selling and marketing expenses were 71% in 2006, 61% in 2005 and 51% in 2004. The increased selling and marketing expenses as a percentage of ICG net sales in 2006 and 2005 is due primarily to the lower BioZ sales levels during these periods.

Selling and Marketing for ECG Segment – Selling and marketing expenses for the ECG segment are primarily for Vermed’s telemarketing, customer service and the OEM sales team. ECG segment selling and marketing expenses in 2006, 2005 and 2004 were $1,159,000, $874,000 and $582,000, respectively. The increase in ECG segment selling and marketing expenses in 2006 over 2005 is primarily due to additional sales management personnel, higher trade show, travel, advertising and promotion costs. As a percentage of net ECG segment sales, selling and marketing expenses for 2006, 2005 and 2004 were 10%, 9% and 9%, respectively. Because Vermed was acquired in March of 2004, the 2004 fiscal period does not include a comparable number of days to 2005 or 2006.

Selling and Marketing for Corporate Unallocated – Corporate unallocated selling and marketing expenses totaled $119,000, $317,000 and $261,000 in 2006, 2005 and 2004, respectively. These expenses include general corporate expenses of a non-segment related nature such as salaries and professional services and costs for the corporate business development function, which assists in targeting new market opportunities and complementary technologies through acquisitions or strategic relationships. The significant decrease in 2006 when compared with 2005 is due to the departure of our Vice President of business development in March of 2006.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment were $1,934,000, $1,696,000, and $1,654,000 in 2006, 2005, and 2004, respectively. As a percentage of net sales, general and administrative expenses were 10% in 2006, 6% in 2005 and 5% in 2004. The $238,000 increase between 2006 and 2005 is primarily due to $100,000 in stock-based compensation expense related to stock option vesting under SFAS 123R, $90,000 in additional personnel expenses and $51,000 in increased legal fees primarily related to the sensor patent infringement suit we filed in late 2005. We continue to focus on ongoing cost containment in all areas of our business with specific emphasis in the areas that are not directly related to sales growth. Because we acquired Medis in June of 2004, the 2004 fiscal period does not include a comparable number of business days to 2005 or 2006.

General and Administrative for ECG Segment – General and administrative expenses for the ECG segment in 2006, 2005 and 2004 were $787,000, $691,000 and $412,000, respectively. As a percentage of ECG net sales, general and administrative expenses in 2006, 2005 and 2004 were 7%, 7% and 6%, respectively. The $96,000 increase in 2006 from 2005 is principally due to an increase in personnel and related costs of $95,000. This was partially offset by reductions in bad debt expense of $33,000. Because we acquired Vermed in March of 2004, the 2004 fiscal period does not include a comparable number of business days to 2005 or 2006. The overall expense increase in 2005 is primarily due to additional provision for bad debts of $66,000.

General and Administrative for Corporate Unallocated – Corporate unallocated items consist of general corporate expenses of a non-segment related nature. These unallocated expenses in 2006, 2005 and 2004 were $2,147,000, $2,000,000 and $1,317,000, respectively.

In 2006, 2005 and 2004, there were $1,317,000, $1,072,000 and $468,000, respectively, relating to external audit fees and expenses related to compliance with Section 404 internal control requirements provisions of the Sarbanes-Oxley Act. Also included in the 2004 amount are tax consulting fees related to the IRS Section 382 analysis of our net operating loss carry-forwards. We anticipate that these increased regulatory compliance requirements will continue to negatively impact our general and administrative costs in future periods.

Amortization of Intangible Assets for ICG Segment – In 2006, 2005 and 2004, the ICG segment had $119,000, $77,000 and $66,000 of amortization expense. The increase between 2006 and 2005 principally relates to an amortization credit in the second half of 2005 as a result of lower finalized valuation of identified intangible assets purchased in the acquisition of Medis. Because the acquisition of Medis occurred in June of 2004, the 2004 fiscal period results do not include a comparable number of business days to 2005 or 2006.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $387,000, $387,000 and $268,000 in 2006, 2005 and 2004, respectively. Because the acquisition of Vermed occurred in March of 2004, the 2004 fiscal period results do not include a comparable number of days to 2005 or 2006.

Other Income for the ICG segment – Other ICG income was $49,000, $177,000, and $171,000 in 2006, 2005 and 2004, respectively. The $128,000 decline in other income between 2006 and 2005 is principally due to a foreign currency loss of $59,000 in 2006, as compared with a foreign currency translation gain of $61,000 in 2005. The foreign currency translation variances are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect as of the current reporting period.

In 2006, other income included interest income of $197,000, partially offset by a foreign translation loss of $59,000 and interest expense of $88,000, primarily related to interest on the Medis deferred acquisition liability and capital leases. In 2005, other income included interest income of $193,000 and foreign translation gain of $61,000, partially offset by interest expense of $70,000 primarily related to interest on the Medis deferred acquisition liability and capital leases. In 2004, other income included interest income of $255,000, partially offset by a $56,000 foreign currency translation loss and $27,000 of interest expense. In 2006 and 2005, interest income was lower than 2004 due to less interest earned on internally financed equipment leases.

Other Income for the ECG Segment – Other ECG income was $16,000, $8,000, and $3,000 in 2006, 2005 and 2004, respectively.

Other Income (Expense) for Corporate Unallocated – Other corporate unallocated income (expense) in 2006, 2005 and 2004 was $385,000, ($240,000) and ($147,000). The increased net other income in 2006, as compared to 2005, was principally due to a $1,190,000 gain related to changes in the fair value of the embedded derivative related to the convertible notes issued during the second quarter of 2006. This gain was partially offset by $396,000 of accretion related to the implied discount on the convertible notes. We had no comparable derivative gains or accretions charges in either of 2005 or 2004. Also included in 2006 was $98,000 and $507,000 in interest income and interest expense, respectively, as compared to $26,000 and $266,000 during 2005. The increase in interest income in 2006 from 2005 is primarily due to higher average interest rates and cash balances during 2006. The increase in interest expense in 2006 over 2005 is primarily due to the accelerated write-off of deferred bank fees associated with the restructuring of the bank term loan, higher interest rates on the bank debt and interest on the convertible notes issued during the second quarter of 2006.

The increased net other expense in both 2005 and 2004 was primarily the result of interest expense on the bank term loan in connection with the Vermed acquisition. In addition, reduced interest income in 2005 is due to lower cash balances as a result of cash used to fund the 2004 acquisitions. Because the acquisitions of Vermed and Medis occurred in March of 2004 and June of 2004, respectively, the 2004 fiscal period does not include a comparable number of days to 2005 or 2006.

Income Tax Benefit (Provision) – Income tax benefit (provision) for 2006, 2005 and 2004 was ($174,000), ($11,003,000) and $7,209,000, respectively. The 2006 income tax provision is related to estimated minimum income, franchise taxes and foreign tax expense. The 2005 income tax provision includes a $12.5 million adjustment to re-establish the valuation allowance on our deferred tax assets. In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109 “Accounting for Income Taxes,” which requires that deferred income tax assets or liabilities be reduced by a valuation allowance, if based on weight of available evidence, considering all relevant positive and negative, objective and subjective evidence, it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the loss carry forwards. In order to realize the benefit associated with net operating losses (NOL), the Company must earn cumulative Federal taxable income of at least $33,600,000 prior to the expiration of those NOL’s. The Federal NOL’s will begin to expire in 2011 and will fully expire by 2025. Additionally, at November 30, 2006, the Company had California net operating loss carryforwards of approximately $12,430,000 that began to expire in fiscal 2006 and will fully expire by 2017.

Under provisions of SFAS No, 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as historical losses, uncertainty of future profitability and determination of exact net operating losses subject to section 382 limitations. The Company has experienced taxable losses during the majority of its reporting periods including its most recent period. Despite the Company’s forecasts for future taxable income, it is difficult to predict with certainty future taxable income due to business uncertainties and because of the tax expense from the exercise of stock options and warrants which are not in the control of management. Therefore, management concluded in the fourth quarter of 2005 and continues to believe that it is appropriate to record a valuation allowance equal to the total deferred income tax assets. In 2004, based on a growing history of profitability and projections of future taxable earnings and other factors, management determined that it was more likely than not that the Company would benefit from the use of its net operating loss carryforwards and therefore, eliminated the valuation allowance on the related deferred tax assets by $13.8 and realized a net income tax benefit.

Minority Interest in Income of Subsidiary – Minority interest in income of Medis in 2006, 2005 and 2004 was $38,000, $55,000 and $37,000, respectively, and represents the 20% minority share interests retained by the sellers.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was ($2,002,000), ($138,000) and $4,365,000 in 2006, 2005 and 2004, respectively. In 2006, net cash used in operations was primarily due to the net loss reported for the year and the pay-down of accounts payable. These cash uses are partially offset by a significant decrease in long-term receivables, inventory and the non-cash provision for doubtful accounts. In addition, non-cash charges relating to depreciation, amortization of intangibles, the provision for doubtful accounts, stock-based compensation, accretion of the discount on convertible notes and a gain on derivative instruments related to the convertible notes are included in the net loss reported for the period, but do not affect cash flow.

In 2005, net cash used in operations was due primarily to the net loss reported for the year and higher payments of accounts payable, accrued expenses and accrued compensation. This is offset by a significant decrease in accounts receivable balances due to strong cash collections. In 2004, the net cash provided by operations was due to an increase in net income, higher accounts payable and accrued compensation and expense balances, largely offset by deferred income tax and increased accounts receivable balances. The increases in deferred rent in both 2004 and 2005 are due to tenant improvement allowances received as reimbursement for leasehold improvements in accordance with the amended lease of our San Diego facility that was accounted for as a lease incentive.

In 2006, we invested $1,510,000 in short-term investments and in 2006, 2005 and 2004, we invested $540,000, $1,244,000 and $1,392,000, respectively, in property, plant and equipment. The higher investment levels in 2005 and 2004 were primarily due to acquisition of new manufacturing equipment at our Vermed division, leasehold improvements related to the expansion of our San Diego facility, computer software and equipment to upgrade our network, information system safeguarding and security capabilities in order to comply with the Sarbanes-Oxley Act requirements.

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

Cash provided (used) in financing activities in 2006, 2005 and 2004 was $3,573,000, ($1,709,000) and $8,203,000, respectively. This includes the exercise of stock options and warrants of $34,000, $221,000 and $2,937,000 in 2006, 2005 and 2004, respectively.

In 2004, we borrowed $7,000,000 on a bank term loan for the Vermed acquisition in March of 2004. In 2006, the term loan payments totaled $328,000, all of which relate to fixed principal payments. In 2005, the term loan payments totaled $2,050,000, which includes fixed principal payments of $1,750,000 and pre-payments of $300,000 and in 2004 the term loan payments totaled $1,767,000, which included fixed principal repayments of $1,167,000 and pre-payments of $600,000.

In August 2006, we entered into a Third Amended and Restated Loan and Security Agreement with the bank, which eliminated covenants related to minimum tangible net worth and EBITDA and revised the liquidity covenant to require a minimum cash to bank debt ratio of 1.15 to 1.00.

In fiscal 2005, we borrowed $2,200,000 on the revolving credit line to pay down a portion of the Vermed acquisition term loan. We repaid $1,200,000 of the revolving credit line during 2006 leaving $1,000,000 in outstanding borrowings under the revolving credit line at November 30, 2006. As of November 30,

2006, the Company’s revolving credit line availability is $444,000. During fiscal 2004, there were no borrowings under the revolving credit line.

There is a commitment fee of one half percent of the difference between the available revolving credit line and the average daily revolving credit balance, reduced by one-quarter percent based on a stated level of cash on deposit with the bank. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets. In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of November 30, 2006, our outstanding letters of credit totaled $601,000 (456,000 Euro) which reduces credit available under our revolving credit line.

On April 11, 2006, the Company issued $5.25 million of subordinated convertible debt securities ("Convertible Notes") to its largest institutional shareholder. The three-year, Convertible Notes, originally due in 2009, bear interest at an annual rate of 8%, and are convertible into common stock at an initial price of $1.15 per share. In connection with the sale of the Convertible Notes, the Company entered into a securities purchase agreement with the purchasers of the Convertible Notes. Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement on Form S-3, which became effective on May 31, 2006 and has agreed to use its best efforts to keep such registration statement effective for a period of up to two years from April 11, 2006 or such lesser period of time as all of the shares of common stock issuable upon conversion of the Convertible Notes have been sold or can be sold without restriction under Rule 144. The Company will be required to pay additional interest, subject to limitations, to the holders of the Convertible Notes if it fails to comply with its obligations to keep the registration statement effective for the required period of time.

The Convertible Notes were assessed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as containing an embedded derivative liability. The Company was required to bifurcate the embedded conversion option and account for it as a derivative instrument liability because the conversion price of the debt could be adjusted if the Company issues common stock at a lower price. This derivative instrument liability was initially recorded at its fair value using a binomial option pricing model and was adjusted to fair value at the end of each subsequent period with changes in the fair value charged or credited to income in the period of change. The primary factor that will impact the fair market value is the market value for the Company’s common shares.

The proceeds received on issuance of the convertible debt were first allocated to the fair value of the bifurcated embedded derivative instruments included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the notes payable being recorded at a significant discount from their face amounts. This discount, together with the stated interest on the notes payable, is being accreted using an effective interest method over the term of the notes payable. The carrying value of the notes payable will accrete up to the face value over the life of the notes. The Company recorded accretion of $396,000 for the year ended November 30, 2006 related to the Convertible Notes. For the year ended November 30, 2006, interest expense on the notes payable was $267,000.

On November 29, 2006, the Company entered into an amendment with the holders of the Convertible Notes. The amendment extends the term of the Convertible Notes to April 2011, adds an investor put option under which the holders may elect to be repaid at the end of the third year, and eliminates certain anti-dilution language that required the embedded conversion option to be accounted for as a derivative instrument pursuant to SFAS 133. As a result of this amendment, the embedded derivative instrument was eliminated. Upon elimination of the derivative instrument, the fair value of the derivative liability was reclassified to shareholders’ equity. As a result of this modification, the conversion feature was revalued on the date of the modification and the change in fair value of $274,000 was recognized in the fourth quarter as a loss on derivative instruments in the consolidated statements of operations.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to a maximum loan availability of $480,000 with the Vermont Economic Development Authority (VEDA) to assist with the purchase and installation of custom designed manufacturing equipment. The interest rate is adjustable at 0.75% less than the tax exempt rate and the loan matures in January 2012 (5.25% at November 30, 2006). Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. We do not believe that the covenants are reasonably likely to materially limit our ability to borrow on the loan and promissory note agreement. The note payable is guaranteed by CardioDynamics and is secured by the manufacturing equipment. As of November 30, 2006, there was $373,000 outstanding under this agreement.

At November 30, 2006, we have net operating loss carryforwards of approximately $33.6 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and managements’ consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

Prior to the fourth quarter of 2004, a valuation allowance was maintained for the full amount of the deferred tax asset created by the carryforwards. However, based on historical and forecasted taxable earnings, the conclusion of identified uncertainties such as the integration of recent acquisitions, manufacturing transition of our ICG sensors to Vermed, conclusion of multi-year clinical studies, and completion of the development and FDA approval of our BioZ Dx, the valuation allowance was removed, resulting in a significant income tax benefit in 2004. At November 30, 2005, in light of operating losses and other factors, we determined, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, and therefore once again recorded a valuation allowance for the full amount of the deferred tax assets.

On September 25, 2006, the Company received a Nasdaq Global Market (“Nasdaq”) staff deficiency letter indicating that the Company’s common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rules. The letter was issued in accordance with standard Nasdaq procedures because the Company’s common stock closed below $1.00 per share for 30 consecutive trading days. The letter further stated that the Company was afforded 180 calendar days, or until March 26, 2007, to regain compliance with the minimum bid requirement. The closing bid price of the Company’s stock exceeded $1.00 per share for more than 10 consecutive trading days during November 2006. On November 8, 2006, the Company received notification from Nasdaq that it was now in compliance with the minimum bid price requirement and that the Company’s non-compliance had been remedied.

We believe that over the next 12 months our current cash and cash equivalents, short-term investments, operating cash flows and availability under our revolving line of credit will be sufficient to support our ongoing operating and investing requirements, capital expenditures and to meet the working capital requirements of anticipated future growth. We may be required, either based upon operating results or to pursue opportunities to acquire or make investments in other technologies, to incur additional debt or issue equity securities. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at November 30, 2006, (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$6,656	$414	$496	$5,419	$327
Capital lease obligations	42	14	28	—	—
Non-cancelable operating lease obligations	1,446	451	957	38	—
Deferred acquisition payments	483	169	314	—	—
Warranty obligations	402	136	165	101	—

Total	$9,029	$1,184	$1,960	$5,558	$327

(1)	Excludes $2,469,000 non-cash discount on convertible notes (see Note 10)

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

Revenue Recognition – We recognize revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured and there are no material contingencies or rights of return and the Company does not have significant obligations for future performance. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is reduced for any discounts or trade-in allowances given to the buyer.

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

Allowance for Doubtful Accounts and Sales Returns – We maintain an allowance for doubtful accounts to cover estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required.

Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to current period sales recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for product returns.

Inventory Valuation and Reserves – We value our inventory at the lower of cost, using the first-in, first-out method, or market. We include expenses incurred to procure, receive, inspect, store, assemble, test and ship our products in an overhead pool that gets capitalized into inventory based on our standard material overhead rate which is applied as material is received. The overhead absorbed is adjusted to the actual rate incurred based on a four quarter rolling average. We maintain inventory reserves for demonstration inventory, potential excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. We review inventory on hand quarterly and record provisions for demonstration inventory, potential excess, slow moving or obsolete inventory based on several factors, including our current assessment of future product demand, historical experience, and product expiration.

Valuation of Goodwill and Other Indefinite Lived Intangible Assets – We are required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. In order to determine if the carrying value of a reporting unit exceeds its fair value, management prepares discounted cash flow models for each of the reporting segments that incorporate various assumptions regarding revenue and expense levels, income tax rates, working capital and capital spending requirements as well as the appropriate discount rate to apply. Each of these factors, while reasonable, requires a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition to the discounted cash flow models, management reviews the enterprise value (market capitalization plus interest bearing debt) of the consolidated company as a multiple of sales in comparison to prior periods and other comparable public companies in the same or similar industries.

In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

-	a significant adverse change in legal factors or in the business climate;

-	a significant decline in our projected revenue or cash flows;

-	an adverse action or assessment by a regulator;

-	unanticipated competition;

-	a loss of key personnel;

-	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and

-	the testing for recoverability under Statement 144 of a significant asset group within a reporting unit.

If any of our key assumptions relating to the annual or interim review were to be significantly different from actual future period results, then we would be required to reduce the carrying value of the intangible assets. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. There were no such impairments in the current year. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Valuation of Long-Lived Assets – We assess the impairment of long-lived assets, consisting of property, plant and equipment and finite lived intangible assets, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

-	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

-	loss of legal ownership or title to the asset;

-	significant changes in our strategic business objectives and utilization of the asset(s); and

-	the impact of significant negative industry or economic trends.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. The factors used to evaluate the future net cash flows, while reasonable, requires a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition, we base useful lives and amortization or depreciation expense on our subjective estimate of the period that the assets will generate revenue or otherwise be used by us. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. There were no such impairments in the current year.

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Warranty Cost – We maintain a provision for product warranties. Estimates for warranty costs are calculated based primarily upon historical warranty experience and are evaluated on a quarterly basis to determine the appropriateness of such assumptions. Warranty provisions are adjusted from time to time when actual warranty claim experience differs from our estimates.

Stock-Based Compensation – We adopted the fair value provisions of SFAS 123R on December 1, 2005. Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Specifically, we estimate the weighted-average fair value of options granted using the Black-Scholes option pricing model based on evaluation assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. Prior to the adoption of SFAS 123R, we did not record compensation cost in the consolidated financial statements for the stock options issued to employees.

Income Taxes – We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax credit carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. We consider future taxable income in assessing the need for the valuation allowance, which requires the use of estimates. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to record a charge to income for the period.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. SFAS 155 became effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has not determined the impact, if any, the adoption of SFAS 155 will have on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157, will have on its financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal, while at the same time, maximize the income we receive from our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain substantially all of our portfolio of cash equivalents and short-term investments in commercial paper, certificates of deposit, money market and mutual funds. Our interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. As of November 30, 2006, we have $1,510,000 of short-term investments with maturities of more than three months at the time of purchase.

During 2006, our primary exposure to market risk was interest rate risk associated with our variable rate debt. See “Item 7. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $15,000 in fiscal 2006.

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to foreign currency exchange rates, and have concluded that the market risk exposure is not material at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CardioDynamics International Corporation

We have audited the accompanying consolidated balance sheets of CardioDynamics International Corporation and subsidiaries (the “Company”) as of November 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
February 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CardioDynamics International Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of CardioDynamics International Corporation and subsidiaries for the year ended November 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements of CardioDynamics International Corporation and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP

San Diego, California

February 28, 2005

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands)

Assets (Pledged)	November 30,
	2006	2005
Current assets:
Cash and cash equivalents	$3,219	$3,615
Short-term investments	1,510	—
Accounts receivable, net of allowance for doubtful accounts of $1,199 in 2006 and $1,667 in 2005	5,520	7,359
Inventory, net	4,239	5,379
Current portion of long-term and installment receivables	659	1,452
Other current assets	370	398

Total current assets	15,517	18,203

Long-term receivables, net	570	1,171
Property, plant and equipment, net	5,456	5,508
Intangible assets, net	3,238	3,711
Goodwill	11,573	11,346
Other assets	34	59

Total assets	$36,388	$39,998

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit – bank	$1,000	$2,200
Accounts payable, including amounts due to related party of $0 at November 30, 2006 and $65 at November 30, 2005	1,675	2,022
Accrued expenses and other current liabilities	506	351
Accrued compensation	1,632	1,612
Income taxes payable	128	111
Current portion deferred revenue	99	196
Current portion deferred rent	111	99
Current portion of deferred acquisition payments	169	162
Provision for warranty repairs – current	136	132
Current portion long-term debt	428	431

Total current liabilities	5,884	7,316

Long-term portion of deferred revenue	119	65
Long-term portion of deferred rent	296	407
Long-term portion of deferred acquisition payments	314	440
Provision for warranty repairs – long-term	266	446
Long-term debt, less current portion	3,801	1,320

Total long-term liabilities	4,796	2,678

Total liabilities	10,680	9,994

Continued

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets (Continued)

(In thousands)

	November 30,
	2006	2005
Minority interest	$302	$241
Commitments and contingencies (Note 14)	—	—

Shareholders’ equity:

Preferred stock, 18,000 shares authorized, no shares issued or outstanding at November 30, 2006 or 2005	—	—
Common stock, no par value, 100,000 shares authorized, issued and outstanding 48,831 shares at November 30, 2006 and 48,803 shares at November 30, 2005	64,254	62,284
Accumulated other comprehensive income (loss)	269	(98)
Accumulated deficit	(39,117)	(32,423)

Total shareholders’ equity	25,406	29,763

Total liabilities and shareholders’ equity	$36,388	$39,998

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	For the years ended November 30,
	2006	2005	2004
Net sales	$30,342	$37,005	$40,988
Cost of sales	14,423	15,518	11,637

Gross margin	15,919	21,487	29,351

Operating expenses:
Research and development	2,222	2,487	4,353
Selling and marketing	15,255	17,981	18,357
General and administrative	4,868	4,387	3,383
Amortization of intangible assets	506	464	334

Total operating expenses	22,851	25,319	26,427

Income (loss) from operations	(6,932)	(3,832)	2,924

Other income (expense):
Interest income	312	227	339
Interest expense	(991)	(336)	(255)
Gain on derivative instruments	1,190	—	—
Foreign currency gain (loss)	(59)	61	(56)
Other, net	(2)	(7)	(1)

Other income (expense), net	450	(55)	27

Income (loss) before income taxes and minority interest	(6,482)	(3,887)	2,951
Minority interest in income of subsidiary	(38)	(55)	(37)
Income tax benefit (provision)	(174)	(11,003)	7,209

Net income (loss)	$(6,694)	$(14,945)	$10,123

Net income (loss) per common share:
Basic	$(.14)	$(.31)	$.21

Diluted	$(.14)	$(.31)	$.21

Weighted-average number of shares used in per share calculation:
Basic	48,819	48,787	47,668

Diluted	48,819	48,787	49,164

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Comprehensive Income (loss)
	Shares	Amount
Balance at November 30, 2003	46,518	$50,638	$(17)	$(27,601)	$23,020	$2,432
Compensatory stock options granted	—	12	—	—	12	—
Issuance of common stock, net of issuance costs	—	(22)	—	—	(22)	—
Issuance of common stock – upon exercise of stock options and warrants	1,357	2,937	—	—	2,937	—
Issuance of common stock for purchase of businesses	846	5,136	—	—	5,136	—
Stock options income tax benefit	—	3,362	—	—	3,362	—
Unrealized gain on marketable securities	—	—	17	—	17	17
Foreign currency translation adjustment, net of deferred taxes of $95	—	—	149	—	149	149
Net income	—	—	—	10,123	10,123	10,123

Balance at November 30, 2004	48,721	62,063	149	(17,478)	44,734	10,289

Issuance of common stock – upon exercise of stock options and warrants	82	221	—	—	221	—
Foreign currency translation adjustment, net of deferred taxes of $0	—	—	(247)	—	(247)	(247)
Net loss	—	—	—	(14,945)	(14,945)	(14,945)

Balance at November 30, 2005	48,803	62,284	(98)	(32,423)	29,763	(15,192)

Stock based compensation expense	—	260	—	—	260	—
Issuance of common stock – upon exercise of stock options and warrants	28	34	—	—	34	—
Additional discount on modification of convertible note	—	449	—	—	449	—
Reclassification of derivative liability to shareholders’ equity	—	1,227	—	—	1,227	—
Foreign currency translation adjustment, net of deferred taxes of $0	—	—	367	—	367	367
Net loss	—	—	—	(6,694)	(6,694)	(6,694)

Balance at November 30, 2006	48,831	$64,254	$269	$(39,117)	$25,406	$(6,327)

See accompanying notes to consolidated financial statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended November 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(6,694)	$(14,945)	$10,123
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in income of subsidiary	38	55	37
Provision (benefit) for deferred income taxes	—	10,736	(10,736)
Tax benefit from exercise of stock options and warrants	—	—	3,362
Depreciation	679	733	484
Amortization of intangible assets	506	464	334
Accretion of discount on notes	397	—	—
Provision for (reduction in) warranty repairs	123	281	(237)
Provision for doubtful accounts	1,717	2,545	2,904
Provision for (reduction in) doubtful long-term receivables	(187)	23	(201)
Stock based compensation expense	260	—	12
Gain on derivative instruments	(1,190)	—	—
Other non-cash items, net	50	(48)	73
Changes in operating assets and liabilities, excluding the effects of acquisitions in 2004:
Accounts receivable	146	1,770	(4,420)
Inventory	1,155	(732)	(392)
Long-term and installment receivables and note receivable	1,581	120	939
Other current assets	30	173	(185)
Other assets	19	3	(56)
Accounts payable	(351)	(759)	1,404
Accrued expenses and other current liabilities	(152)	(333)	376
Accrued compensation	3	(397)	472
Income taxes payable	11	74	(67)
Deferred revenue	(43)	(85)	(74)
Deferred rent	(100)	184	213

Net cash provided by (used in) operating activities	$(2,002)	$(138)	$4,365

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the years ended November 30,
	2006	2005	2004
Cash flows from investing activities:
Proceeds from sale of short-term investments	$—	$—	$4,588
Purchases of short-term investments	(1,510)	—	—
Purchases of property, plant and equipment	(540)	(1,244)	(1,392)
Purchase of businesses, net of cash acquired	—	(56)	(13,750)

Net cash used in investing activities	(2,050)	(1,300)	(10,554)
Cash flows from financing activities:
Proceeds from issuance of debt	5,328	2,602	7,069
Repayment of debt	(1,623)	(4,334)	(1,781)
Payment of deferred acquisition costs	(166)	(198)	—
Exercise of stock options and warrants	34	221	2,937
Issuance of common stock, net	—	—	(22)

Net cash provided by (used in) financing activities	3,573	(1,709)	8,203

Effect of exchange rate changes on cash and cash equivalents	83	(39)	25
Net increase (decrease) in cash and cash equivalents	(396)	(3,186)	2,039
Cash and cash equivalents at beginning of year	3,615	6,801	4,762

Cash and cash equivalents at end of year	$3,219	$3,615	$6,801

Supplemental disclosures of cash flow information:
Cash payments during the year for:
Interest	$496	$307	$276
Income taxes	$114	$225	$223
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available-for-sale securities, less deferred tax effect	$—	$—	$17
Equipment acquired under capital lease	$—	$—	$44

(Continued)

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the years ended November 30,
	2006	2005	2004
Supplemental non-cash disclosure of purchase of businesses:
Cash and cash equivalents	$—	$—	$127
Accounts receivable, net	—	—	598
Inventory	—	—	1,092
Other current assets	—	—	64
Property, plant and equipment	—	—	3,517
Goodwill	—	—	11,055
Intangible assets	—	—	4,721
Accounts payable	—	—	(582)
Accrued expenses and other current liabilities	—	—	(50)
Accrued compensation	—	—	(116)
Income taxes payable	—	—	(60)
Provision for warranty repairs	—	—	(12)
Long-term debt, including current portion	—	—	(386)
Minority interest	—	—	(149)

Total purchase price	—	—	19,819
Less cash paid	—	—	(13,877)
Less deferred acquisition payments	—	—	(806)

Common stock issued	$—	$—	$5,136

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivables, inventory and long-term receivables, impairment of goodwill and other intangible assets, recognizing the fair value of stock-based compensation, valuation allowance of deferred tax assets, the ability to estimate warranty obligations, provisions for returns and allowances and the determination of whether collection of revenue arrangements is probable or reasonably assured.

Revenue Recognition

The Company recognizes revenue from the sale of its products to end-users, distributors and strategic partners when persuasive evidence of a sale exists; the product is complete, tested and has physically shipped, the sales price is fixed and determinable, the buyer is obligated to pay the total purchase price, title for the product has transferred to the buyer, collection of the resulting receivable is reasonably assured, there are no material contingencies or rights of return and the Company does not have significant obligations for future performance.

The Company also sells products under long-term financing arrangements and recognizes the present value of the minimum payments, based on the interest rate implicit in the financing agreement, as revenue at the time of sale. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred. Revenue is reduced for any discounts or trade in allowances given to the buyer.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, other current assets, long-term receivables, revolving line of credit, accounts payable, accrued expenses and other current liabilities and accrued compensation, are reasonable estimates of their fair value because of the short-term nature of these financial instruments. The fair value of each below-market, long-term receivable was estimated by discounting the future cash flows based on the interest rate implicit in the financing agreement. Long-term receivable financing arrangements include a market rate of interest and the carrying value approximates fair value. Long-term debt, which is based on borrowing rates currently available to the Company for loans with similar terms and maturities, is reported at its carrying value, which the Company believes approximates the fair value.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of purchase. These investments generally consist of money market funds and commercial paper and are stated at cost, which approximates fair market value.

Short Term Investments

Short term investments as of November 30, 2006 consist of certificates of deposit with maturity dates of May 13, 2007. These have been designated as available for sale.

Accounts Receivable

The Company provides allowances against trade receivables for estimated losses resulting from customers’ inability to pay. The adequacy of this allowance is determined by regularly reviewing the accounts receivable aging and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required. Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to product sales. We analyze the rate of historical returns when evaluating the adequacy for product returns which is recorded as a reduction of current period revenue.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are tested for impairment annually or more frequently if an event or circumstances indicates that impairment has occurred. We perform impairment reviews at a reporting unit level and used both the guideline company method and a discounted cash flow model, based on management’s judgment and assumptions, to determine the initial estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. Impairment testing indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, as such, no impairment exists as of November 30, 2006 or 2005.

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

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of November 30, 2006 and 2005, there was no impairment recorded.

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

Advertising

Advertising costs are expensed in the period incurred. Advertising costs, including trade show expenses, amounted to $1,062,000 in 2006, $1,011,000 in 2005 and $1,198,000 in 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity that are excluded from net income (loss). It includes net income (loss), unrealized gains and losses on short-term investments and foreign currency translation adjustments. Short-term investments securities generally consist of certificates of deposit, investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. Comprehensive income (loss) for the years ended November 30, 2006, 2005 and 2004 has been reflected in the consolidated statements of shareholders’ equity.

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

Stock-Based Compensation

Effective December 1, 2005, the Company adopted the fair value provisions of Accounting for Stock-Based Compensation (“SFAS 123”) (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended November 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to but not yet vested as of December 1, 2005 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

At November 30, 2005, the Company had two stock-based employee compensation plans. No compensation cost had been recognized in the consolidated financial statements for the stock options issued to employees since they were all issued at fair market value on the date of grant. Awards under the plan typically vest over periods of up to four years.

In October 2005, the Company’s Board of Directors accelerated the vesting of all unvested, out-of-the-money, employee service period stock options granted under the Option Plans. The Board took this action with the belief that it was in the best interests of the Company's stockholders as it would reduce the Company's reported compensation expense in future periods.

A stock option was considered "out-of-the-money" if the stock option exercise price was $2.00 or higher (168% of the closing stock price on the acceleration date). As a result of this action, stock options to purchase 1.4 million shares of the Company's common stock became immediately exercisable, including 0.5 million stock options held by Company executive officers. The weighted-average exercise price of all the accelerated stock options was $4.46.

The accelerated vesting allowed the Company to avoid future compensation expense it would otherwise have recognized in its statements of operations with respect to the accelerated stock options upon the Company’s adoption of SFAS 123R, which requires that compensation costs related to share-based payment transactions be recognized in the Company's financial statements.

The following table illustrates the effect on net income (loss) and net income (loss) per common share in the periods prior to adoption of SFAS 123 as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in each period.

	(In thousands, except per share data)
	2005	2004
Net income (loss) as reported	$(14,945)	$10,123
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,500)	(1,847)

Pro forma net income (loss)	$(20,445)	$8,276

Earnings (loss) per common share:
As reported – basic	$(.31)	$.21

As reported – diluted	$(.31)	$.21

Pro forma – basic	$(.42)	$.17

Pro forma – diluted	$(.42)	$.17

The Company recognizes stock-based compensation costs on a straight-line basis over each of the vesting periods of the award, which is typically a one year initial cliff vesting period and thirty-six monthly vesting periods thereafter.

For the year ended November 30, 2006, total stock-based compensation expense included in the consolidated statements of operations was $260,000, charged as follows (in thousands):

2006
Cost of sales	$11
Research and development	40
Selling and marketing	101
General and administrative	108

Total stock-based compensation expense	$260

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted during fiscal 2005 and 2004 was $1.24 and $2.97, respectively, using a Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected volatility	60.9%	68.1%
Expected dividend yield	0%	0%
Risk-free interest rate	3.8%	2.3%
Expected life	3.5 years	3.7 years

The weighted-average fair value of options granted in 2006 using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

2006
Weighted-average fair value of options granted	$0.76
Expected volatility	67.0%
Dividend yield	0.0%
Risk-free interest rate	4.8%
Expected term in years	5.7

Expected Volatility – The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield – The Company has not, and does not, intend to pay dividends.

Risk-free Interest Rate – The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years – The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Forfeitures – Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and convertible debt instruments that are not anti-dilutive, in the weighted-average share calculation.

The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock (in thousands).

	For the years ended November 30,
	2006	2005	2004
Weighted average common shares outstanding – basic	48,819	48,787	47,668
Effect of dilutive securities:
Stock options	—	—	1,169
Warrants	—	—	327
Convertible Notes	—	—	—

Potentially dilutive shares	—	—	1,496

Weighted average common shares outstanding – dilutive	48,819	48,787	49,164

The following potentially dilutive instruments were not included in the per share calculation for 2006, 2005 or 2004 as their effect was antidilutive.

	(In thousands)
	For the years ended November 30,
	2006	2005	2004
Stock options	4,693	4,345	1,317
Warrants	—	—	—
Convertible Notes	4,565	—	—

Total	9,258	4,345	1,317

Reclassifications

Financial presentations for certain prior years account balances have been reclassified in order to conform to current year presentation. There was no impact on the results from operations for any of the periods presented as a result of the reclassifications.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157 will have on its financial position and results of operations.

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

	$4,000

The following unaudited pro forma consolidated information is presented as if the March 2004 acquisition of Vermed occurred on December 1, 2003. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operation

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

As of November 30, 2005, the Company had $1,770,000 of goodwill related to Medis, an increase of $356,000 over the November 30, 2004 balance based on the final valuation of Medis’ amortizable intangible assets and additional acquisition related costs. As of November 30, 2006, the Company had $2,052,000 of goodwill related to Medis, an increase of $282,000 over the prior year is due to foreign currency translation gains during the period.

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

Significant Customers

During the fiscal years ended November 30, 2006 and 2005, the Company had a single major customer, Physician Sales and Services (“PSS”), that exceeded 10% of total net sales. The net revenues from PSS included in both ICG and ECG segment net sales for the years ended November 30, 2006 and 2005 totaled $3,306,000 and $7,144,000, respectively. For the year ended November 30, 2004, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

Geographic Information

Net sales for domestic and international for the years ended November 30 were as follows (In thousands):

	2006	2005	2004
United States	$27,874	$33,567	$37,868
International(1)	2,468	3,438	3,120

Total consolidated net sales	$30,342	$37,005	$40,988

Net long-lived assets by geographic area at November 30 were as follows (In thousands):

	2006	2005	2004
United States	$17,031	$17,564	$17,432
Europe	3,236	3,001	3,427

Net long-lived assets(2)	$20,267	$20,565	$20,859

(1)	Sales to customers attributed to geographical areas other than the United States are not material for purposes of separate disclosure.
(2)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

Segment Information

We classify our businesses principally through two reportable operating segments as follows:

Impedance Cardiography (ICG)

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

In December 2004, the Company received FDA 510(k) clearance on the first phase of the BioZ Dx. The BioZ Dx has improved signal processing and features an integrated full-page thermal printer, color display screen, and a new reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first fiscal quarter of 2005. In June 2005, the Company received FDA 510(k) clearance on the second phase of the BioZ Dx. The second phase of the BioZ Dx is the combined ICG/ECG device that includes 12-lead ECG capability, which provides physicians the ability to assess the patient’s electrical and mechanical cardiovascular status in one efficient platform. Shipments of the BioZ Dx commenced in the third fiscal quarter of 2005. Existing BioZ Dx customers will be able to add the 12-lead diagnostic ECG capability with a convenient field upgrade.

Electrocardiography (ECG)

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

Segment Profit and Assets

Segment information for the Company’s reporting segments for years ended November 30 is as follows. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other”, includes elimination of intersegment sales (In thousands):

	For the years ended November 30,
	2006	2005	2004
Net external sales:

ICG	$19,783	$27,686	$34,260
ECG	10,559	9,319	6,728
Intersegment	1,080	1,098	—
Other	(1,080)	(1,098)	—

Consolidated net external sales	30,342	37,005	40,988

Gross margin:
ICG	12,188	17,878	26,665
ECG	3,731	3,609	2,686

Consolidated gross margin	15,919	21,487	29,351

Gross margin as a percentage of sales:
ICG	61.6%	64.6%	77.8%
ECG	35.3%	38.7%	39.9%
Consolidated gross margin as a percentage of sales	52.5%	58.1%	71.6%

Income (loss) before income taxes and minority interest:
ICG	(5,657)	(2,741)	3,404
ECG	1,056	1,410	1,271

Income (loss) before income taxes and minority interest of reportable segments	(4,601)	(1,331)	4,675
Corporate unallocated	(1,881)	(2,556)	(1,724)

Consolidated income (loss) before income taxes and minority interest	$(6,482)	$(3,887)	$2,951

	2006	2005
Total assets:
ICG	$16,724	$22,672
ECG	21,133	21,687

Total assets of reportable segments	37,857	44,359
Corporate unallocated	(1,469)	(4,361)

Consolidated total assets	$36,388	$39,998

Goodwill included above for the ICG segment in 2006 and 2005 was $2,052,000 and $1,825,000 respectively, and for the ECG segment in both 2006 and 2005 was $9,521,000.

(4)	Inventory

Inventory consists of the following at November 30 (In thousands):

	2006	2005
Electronic components and subassemblies	$2,558	$2,450
Finished goods	1,999	2,121
Demonstration units	1,295	1,766
Less provision for obsolete and slow-moving inventory	(1,364)	(628)
Less provision for demonstration inventory	(249)	(330)

Inventory, net	$4,239	$5,379

(5)	Long-Term Receivables

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

	2006	2005
Long-term receivables, net of deferred interest	$1,379	$2,928
Less allowance for doubtful long-term receivables	(195)	(381)

	1,184	2,547
Less current portion of long-term receivables	(614)	(1,376)

Long-term receivables and note receivable, net	$570	$1,171

(6)	Property, Plant and Equipment

Property, plant and equipment at November 30 consist of the following (In thousands):

	Estimated Useful Life (In years)	2006	2005
Land	—	$191	$181
Buildings and improvements	5-35	2,696	2,618
Computer software and equipment	3-5	1,253	1,653
Manufacturing, lab equipment and fixtures	3-20	3,095	2,766
Office furniture and equipment	3-8	427	341
Sales equipment and exhibit booth	3-5	46	73
Auto	5	20	18
Construction in progress	—	310	265

		8,038	7,915
Accumulated depreciation		(2,582)	(2,407)

Property, plant and equipment, net		$5,456	$5,508

(7)	Goodwill and Intangible Assets

The Company accounts for goodwill under the provisions of SFAS No. 142. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2005 and 2006, the years following the acquisitions of Vermed and Medis, the Company performed annual impairment reviews of goodwill. Based on these analyses, there was no impairment of goodwill for the fiscal years ended November 30, 2006 and 2005.

Identifiable intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recorded amortization expense of $506,000, $464,000 and $334,000 during the fiscal years ending 2006, 2005 and 2004, respectively. Estimated amortization expense for the years ending November 30, 2007, 2008, 2009, 2010 and 2011 is $527,000, $492,000, $417,000, $389,000 and $387,000, respectively.

The Company recorded $11,573,000 of goodwill related to the Vermed and Medis acquisitions. The identifiable intangible assets consist of the following at November 30 (In thousands):

	Estimated Life (in years)	2006			2005
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(781)	$2,119	$2,900	$(491)	$2,409
OEM relationships	10	900	(242)	658	900	(153)	747
Proprietary gel formulas	15	100	(18)	82	100	(11)	89
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 – 5	430	(226)	204	383	(121)	262
Patents	5	125	(50)	75	120	(16)	104

		$4,555	$(1,317)	$3,238	$4,503	$(792)	$3,711

(8)	Guarantees

Product Warranties

The Company warrants that its stand-alone BioZ Systems shall be free from defects for a period of 60 months (on the BioZ Dx) and 12 months (on the BioZ Monitor) from the date of shipment on each new system sold in the United States, 12 months on factory certified refurbished or demonstration systems and for 13 months on systems sold by CardioDynamics internationally and 12 months on systems sold by Medis. Additional years of warranty can be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to our warranty provision at November 30 (In thousands):

	2006	2005
Beginning balance	$578	$409
Provision for warranties issued	123	281
Warranty expenditures incurred	(105)	(112)
Adjustments and expirations	(194)	—

Ending balance	$402	$578

(9)	Financing Agreements

In November 2005, the Company amended certain provisions of the bank term loan to extend the maturity date to November 1, 2008 and take an advance of $2.2 million from the revolving credit line to reduce the outstanding principal balance of the term loan which lowered future monthly installment payments. In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with the bank, which eliminates certain covenants related to minimum tangible net worth and EBITDA and revises the liquidity covenant to require a minimum cash to bank debt ratio of 1.15 to 1.00.

In November 2006, the Company amended the revolving credit line to extend the maturity date to February 11, 2007 and has subsequently extended the maturity date to March 11, 2007. As of November 30, 2006 and 2005, the Company had $1,000,000 and $2,200,000, respectively, of borrowings under the revolving credit line. There were no outstanding borrowings under the revolving credit line as of November 30, 2004. The Company’s revolving credit line availability was $444,000 as of November 30, 2006.

As of November 30, 2006, the Company was in compliance with the covenants and management does not believe that any covenants are reasonably likely to materially limit the Company’s ability to maintain the credit line. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all assets of the Company.

The interest rate on the term loan was one percent over the bank’s prime rate, or 9.25%, as of November 30, 2006. Both loans are subject to interest rate adjustments on a monthly basis. There is an unused commitment fee of one half percent of the difference between the available revolving credit line and the average daily revolving credit balance, reduced by one-quarter percent based on a stated level of cash on deposit with the bank. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all of the Company’s assets.

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of November 30, 2006, outstanding letters of credit totaled $601,000, which reduces credit available under the revolving credit line.

Also in connection with the acquisition of Medis in 2004, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank. Under the terms of the loan agreement, the loans are secured by a pledge of the building valued at 760,000 Euros ($1,001,000) as of November 30, 2006. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011 and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 5.9% through July 30, 2011 and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021.

In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement subject to a maximum loan availability of $480,000 with the Vermont Economic Development Authority (VEDA) to assist with the purchase and installation of custom designed manufacturing equipment. The interest rate is adjustable at 0.75% less than the tax exempt rate (5.25% as of November 30, 2006) and the loan matures in January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. The note payable is guaranteed by CardioDynamics and is secured by the manufacturing equipment with a cost of approximately $1.2 million.

(10)	Long-term Debt

On April 11, 2006, the Company issued $5.25 million of subordinated convertible debt securities ("Convertible Notes") to its largest institutional shareholder. The three-year, Convertible Notes due in 2009 bear interest at an annual rate of 8%, and are convertible into common stock at an initial price of $1.15 per share. In connection with the sale of the Convertible Notes, the Company entered into a securities purchase agreement with the purchasers of the Convertible Notes.

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

The Convertible Notes were assessed under SFAS 133 and management determined that the conversion option represented an embedded derivative liability. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability because the conversion price of the debt can be adjusted if the Company subsequently issues common stock at a lower price. In accordance with SFAS 133, embedded derivative instruments, unless certain conditions are met, require revaluation at the end of each reporting period. In accordance with this standard the embedded conversion option of the Convertible Notes was revalued each period end. The change in fair value was reflected as a gain (loss) for the period. The primary factor that impacted the fair value was the market value for the Company’s common shares. This embedded conversion option was valued using a binomial option pricing model.

The proceeds received on issuance of the convertible debt were first allocated to the fair value of the bifurcated embedded derivative instruments included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the notes payable being recorded at a significant discount from their face amounts as shown in the table below. This discount, together with the stated interest on the notes payable, is accreted using the effective interest method over the term of the notes payable.

Proceeds received on the issuance of convertible debt	$5,250,000
Fair value of conversion option	(2,417,000)

Notes payable – convertible notes at carrying value at inception	$2,833,000

The carrying value of the notes payable will accrete up to the face value over the life of the notes. The Company recorded accretion of $397,000 for the year ended November 30, 2006 related to the Convertible Notes. For the year ended November 30, 2006, interest expense on the notes payable was $267,000.

The amount recorded on the balance sheet at November 30, 2006 has been calculated as follows:

Convertible notes at carrying value at inception	$2,833,000
Additional discount on notes upon debt modification	(449,000)
Accretion expense	397,000

Convertible notes carrying value at November 30, 2006	$2,781,000

On November 29, 2006, the Company entered into an amendment with the holders of the Convertible Notes. The amendment extends the term of the Convertible Notes from April 2009 to April 2011, adds an investor put option under which the holders may elect to be repaid at the end of the third year, and eliminates certain language that previously resulted in the inability to fix the number of shares issuable upon conversion causing the embedded conversion feature to be subject to SFAS 133. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity. The following table discloses the change in fair value of the embedded conversion option from inception through the date of modification:

Fair value of conversion option at inception	$2,417,000
Changes in fair value through August 31, 2006	(1,464,000)
Change in fair value as a result of modification	274,000

Fair value of conversion option at November 29, 2006 reclassified to shareholders’ equity	$1,227,000

The Company evaluated the amendments under Emerging Issues Task Force (“EITF”) 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, which requires that a substantial modification of terms be accounted for and reported in the same manner as an extinguishment. A substantial modification of a debt instrument is deemed to have been accomplished if the present value of the cash flows (including fair value of an embedded conversion option upon modification of a convertible debt instrument) under the terms of the new debt instrument is at least 10 percent different than the present value of the remaining cash flows under the terms of the original instrument. In addition, EITF 96-19 specifically requires that if the debt instrument is puttable, then the cash flow analysis is to be performed assuming exercise and non-exercise of the put option and that the assumption that generates the smaller change would be used as the basis for the 10% threshold.

The Company performed the debt modification/extinguishment present value of the remaining cash flow calculations in accordance with EITF 96-19 and because of the three-year put option, the amendments did not result in a greater than 10% change in the carrying value of the original debt instrument immediately prior to the modification and therefore debt extinguishment accounting does not apply. Accordingly, a new effective interest rate was determined as of the amendment date, based on the carrying amount of the original debt instrument and the revised cash flows. As a result of the modification, the change in fair value of the embedded conversion option of $449,000 was recorded as an additional discount on the convertible note. The remaining discount will be accreted using the effective interest method over the new extended term of the notes payable.

The net change in fair value of the derivative liability subsequent to issuance of $1,190,000 was recognized as a gain on derivative instruments in the consolidated statements of operations for the year ended November 30, 2006.

Long-term debt consists of the following (in thousands):

	2006	2005
Subordinated convertible notes at 8.0% at November 30, 2006	$5,250	$—
Discount on convertible notes	(2,469)	—
Secured bank loan payable to Comerica Bank at 9.25% in 2006 and 8.0% in 2005 (matures November 2008) (See Note 9)	656	983
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 5.9% as of November 30, 2006 and 5.5% and 5.9% as of November 30, 2005 (mature August 2021) (See Note 9)	378	351
Note payable to Vermont Economic Development Authority at 5.5% as of November 30, 2006 and 4.25% as of November 30, 2005 (matures January 2012) (See Note 9)	372	353
Capital leases	42	64

Long-term debt	4,229	1,751
Less current portion	(428)	(431)

Long-term debt, less current portion	$3,801	$1,320

Maturities of the long-term debt at November 30, 2006 are as follows (In thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long- Term Debt
2007	$430	$(2)	$428
2008	421	(1)	420
2009	95	(1)	94
2010	85	—	85
2011	5,338	—	5,338
Thereafter	345	—	345

Total	$6,714	$(4)	$6,710

Capital	Leases

The Company leases certain equipment under capital leases where the lessors retain a security interest in the equipment until the capital lease obligation is concluded. Capital leases included in property, plant and equipment are as follows at November 30 (In thousands):

	2006	2005
Office furniture and equipment	$74	$74
Less accumulated amortization	(46)	(28)

	$28	$46

(11)	Shareholders’ Equity

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

The exercise price of an ISO shall not be less than 100% of the fair market value of a share on the date of grant, and the exercise price of an NSO shall not be less 85% of the fair market value of a share on the date of grant. The Compensation Committee, at its sole discretion, shall determine the option exercise price and an option’s maximum term is ten years.

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

In August 2006, the Company’s Board of Directors granted an additional 6,000 options to the Company’s Audit Committee Chairman. In October 2006, the Company’s Board of Directors granted 10,000 options to a new board member. During fiscal 2006, 2005 and 2004, 73,000, 198,000, and 102,000 options, respectively, were granted to the Board of Directors at fair market value on the date of grant. Individual Board members who elected to receive stock options in lieu of cash compensation for 2006, were granted their option in November 2005, therefore the 2005 stock option grant amount listed above represents option compensation for more than one year.

The Option Plans also provided for grants of options and issuances of stock in exchange for professional services or incentives. During fiscal 2006 and 2005, there were no options granted in exchange for services. During fiscal 2004, there were 665 options granted in exchange for services or as an incentive resulting in expense in the amount of $2,000. The compensation expense is calculated using the Black-Scholes option pricing model and was recorded during the period the services were provided or, in the case of options granted for services already provided, the period when the option was granted.

At November 30, 2006, there were 1,266,534 shares available for grant under the Option Plan. Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted- average exercise price
Options outstanding at November 30, 2003	3,748,008	$3.78
Granted	1,223,315	5.67
Exercised	(509,343)	2.83
Forfeited	(152,361)	3.94
Expired	(157,286)	4.66

Options outstanding at November 30, 2004	4,152,333	4.39

Granted	2,019,453	2.61
Exercised	(72,288)	2.83
Forfeited	(376,236)	4.37
Expired	(314,286)	4.57

Options outstanding at November 30, 2005	5,408,976	3.73
Granted	500,500	1.20
Exercised	(27,889)	1.21
Forfeited	(191,164)	1.30
Expired	(813,154)	4.11

Options outstanding at November 30, 2006	4,877,269	$3.52

At November 30, 2006, 2005 and 2004, the number of options exercisable was 4,337,191, 4,938,411 and 2,661,653, respectively, and the weighted-average exercise prices of those options were $3.81, $3.96 and $4.00, respectively.

The following table sets forth information regarding options outstanding and exercisable under the Option Plans at November 30, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 – 1.18	249,750	8.5	$1.05	107,532	$1.10
1.19 – 2.37	1,471,689	6.3	1.52	1,073,829	1.61
2.38 – 3.56	915,920	4.5	2.99	915,920	2.99
3.57 – 4.75	561,448	4.4	4.19	561,448	4.19
4.76 – 5.94	820,469	5.5	5.20	820,469	5.20
5.95 – 7.12	844,243	5.0	6.15	844,243	6.15
7.13 – 8.31	7,750	3.6	7.59	7,750	7.59
8.32 – 9.50	5,000	3.0	8.77	5,000	8.77
11.88	1,000	3.3	11.88	1,000	11.88

	4,877,269	5.5	$3.52	4,337,191	$3.81

On March 23, 1998, the Company entered into an employment agreement with Michael K. Perry, who succeeded Mr. Otto as chief executive officer. Under the terms of the agreement, Mr. Perry was granted 1,295,000 non-transferable stock options (outside the Option Plans) at the grant date fair market value exercise price of $1.625 per share. The options vest over a four-year period, which commenced on October 16, 1998. During fiscal 2006, no options were exercised by Mr. Perry. During fiscal 2005 and 2004, Mr. Perry exercised 10,000 and 157,000 options, respectively. At November 30, 2006, 603,000 of the options are outstanding and exercisable. The options expire on October 15, 2008.

The aggregate intrinsic value of options outstanding and exercisable at November 30, 2006 was $40,000 and $13,000, respectively. The aggregate intrinsic value represents the total intrinsic value based on the Company’s average stock price of $1.20 during the twelve months ended November 30, 2006. The weighted-average remaining contractual term for exercisable options is 5.3 years. The intrinsic value of option exercises in the fiscal year ended 2006 was $8,000.

A summary of the Company’s unvested stock options as of November 30, 2006 and changes during the fiscal year ended November 30, 2006, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested stock options at November 30, 2005	470,565	$0.61
Granted	500,500	0.76
Vested	(239,823)	0.65
Cancelled/expired/forfeited	(191,164)	0.68

Unvested stock options at November 30, 2006	540,078	$0.70

As of November 30, 2006, there was $220,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of one year.

(13)	Income Taxes

Income tax benefit (provision) in the accompanying consolidated statements of operations is comprised of the following for the years ended November 30 (In thousands):

	2006	2005	2004
Current:
Federal	$—	$—	$(106)
State	(46)	(50)	(60)
Foreign	(128)	(217)	(47)

Total current	(174)	(267)	(213)

Deferred:
Federal	—	(9,692)	6,696
State	—	(1,044)	726
Foreign	—	—	—

Total deferred	—	(10,736)	7,422

Total benefit (provision)	$(174)	$(11,003)	$7,209

The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended November 30 (In thousands):

	2006	2005	2004
Computed “expected” tax provision	$2,204	$1,321	$(1,003)
State and local taxes, net of federal benefit	(64)	(1,224)	798
Change in federal valuation allowance	(2,543)	(11,098)	8,279
Adjustment for prior year and expiring net operating losses	40	170	(40)
Gain on derivative instrument	475	—	—
Accretion expense	(158)	—	—
Deferred compensation	(22)	(2)	(752)
Other	(106)	(170)	(73)

Benefit (provision) for income taxes	$(174)	$(11,003)	$7,209

At November 30, 2006 the Company had federal net operating loss carryforwards of approximately $33,600,000, which begin to expire in 2011.

The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, the Company may lose some or all of the tax benefits of these carry forwards. During fiscal 2004, the Company performed a §382 study and determined that the extent of such limitations for prior years had no effect on the availability of the current net operating losses. The Company believes that the above conclusion remains consistent for fiscal 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30 are as follows (In thousands):

	2006	2005
Current deferred tax assets:
Allowance for doubtful accounts and returns	$538	$794
Inventory reserves	701	427
Deferred compensation	133	55
Accrued expenses	659	812
Deferred revenue	87	104
Other	26	43

Net current deferred tax assets	2,144	2,235

Current deferred tax liability:
Foreign currency translation gain	(78)	(2)

Net current deferred tax liability	(78)	(2)

Subtotal deferred tax assets, current portion	2,066	2,233
Long-term deferred tax assets:
Net operating loss carryforwards	14,089	10,874
Other	160	(24)

Net long-term deferred tax assets	14,249	10,850
Long-term deferred tax liability:
Intangible assets	(797)	(431)

Net long-term deferred tax liability	(797)	(431)

Subtotal deferred tax assets, long-term	13,452	10,419

Total deferred tax assets	15,518	12,652
Valuation allowance	(15,518)	(12,652)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109 “Accounting for Income Taxes,” which requires that deferred income tax assets or liabilities be reduced by a valuation allowance, if based on weight of available evidence, considering all relevant positive and negative, objective and subjective evidence, it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the loss carry forwards. In order to realize the benefit associated with net operating losses (NOL), the Company must earn cumulative Federal taxable income of at least $33,600,000 prior to the expiration of those NOL’s. The Federal NOL’s will begin to expire in 2011 and will fully expire by 2025. Additionally, at November 30, 2006, the Company had California net operating loss carryforwards of approximately $12,430,000 that began to expire in fiscal 2006 and will fully expire by 2017.

Under provisions of SFAS No, 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as historical losses, uncertainty of future profitability and determination of exact net operating losses subject to section 382 limitations. The Company has experienced taxable losses during the majority of its reporting periods including its most recent period. Despite the Company’s forecasts for future taxable income, it is difficult to predict with certainty future taxable income due to business uncertainties and because of the tax expense from the exercise of stock options and warrants which are not in the control of management. The Company’s historical operating losses, particularly the loss incurred in the most recent period make it very difficult to rely on projections beyond a relatively short forecast window to meet the “more likely than not” standard required to conclude that its deferred tax assets will be fully utilized. Therefore, management has concluded that it is appropriate to record a valuation allowance equal to the total deferred income tax assets at November 30, 2006.

(14)	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit at November 30, 2006 of $601,000 (Euros 456,000), which expire on June 3, 2009, to support deferred acquisition payments associated with the Medis acquisition to be paid annually through 2009. The deferred acquisition payments are reported in the current and long-term liabilities in the consolidated balance sheet.

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

In March 2005, the Company amended the operating lease for both the existing and original space in the San Diego, California facility to extend the terms of the lease from December 31, 2007, to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for the construction of building improvements. The lease payments on the original space are $20,000 per month through July 31, 2007, increasing to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the expansion space commenced on November 1, 2004 at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total future lease commitments on the amended lease through December 31, 2009 approximate $1,342,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $407,000 as of November 30, 2006 and is recorded as deferred rent on the accompanying consolidated balance sheets.

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

Rent expense, including triple net building lease, under operating leases was $401,000, $406,000 and $373,000 for the years ended November 30, 2006, 2005 and 2004, respectively. Future minimum lease payments for operating leases as of November 30, 2006 are as follows (In thousands):

Years ending November 30,	Lease Commitments
2007	$451
2008	475
2009	482
2010	38
Thereafter	—

$1,446

Contingent Obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $364,000 (310,800 Euros, which represents the Company’s 80% share) if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

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

The Company has met these conditions and expects to continue to meet the conditions through the December 31, 2007 contingent obligation date.

Legal Proceedings

The Company is from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business. Management believes that resolution of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

(15)	Employee Benefit Plan

In 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986. Employees who are at least 21 years of age are eligible to participate in the plan at the first calendar quarterly entry date after 90 days of service. The Company may make discretionary contributions to the plan. Employer matching contributions were $162,000, $229,000 and $207,000 for the fiscal years ended November 30, 2006, 2005 and 2004, respectively.

(16)	Related Party Transactions

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc., of which the former Chief Technology Officer of the Company was the 100% beneficial owner. The Company paid $74,000, $230,000 and $259,000 for services in fiscal 2006, 2005 and 2004, respectively. There were no amounts payable to Rivertek at November 30, 2006. Amounts payable to Rivertek at November 30, 2005 and 2004 were $65,000 and $145,000, respectively.

(17)	Supplementary Financial Data (Unaudited)

The following table presents selected unaudited financial results for each of the eight quarters during the two-year period ended November 30, 2006. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented, however, in the fourth quarter of 2006, two errors were discovered in the third quarter inventory valuation and estimated reserve calculation which resulted in a $337,000 inventory overstatement and a corresponding under-statement of cost of sales. The errors were corrected in the fourth quarter and therefore the full year results are accurately reflected. Had the additional cost of sales been booked in the third quarter, our gross margin would have been reduced from $4,426,000 to $4,089,000 in the third quarter. The loss from operations would have increased from $935,000 to $1,272,000 in the third quarter and net income would have decreased from $1,002,000 ($0.02 per share) to $665,000 ($0.01 per share). The full year results are reflected accurately and the fourth quarter gross margin would have increased from $4,282,000 to $4,619,000, the fourth quarter loss from operations would have reduced from $868,000 to $531,000 and the net loss would have reduced from $1,467,000 ($0.03 per share) to $1,130,000 ($0.02 per share). (In thousands, except for per share data):

Year Ended November 30, 2006	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Net sales	$6,528	$7,612	$7,877	$8,325
Gross margin	3,652	3,559	4,426	4,282
Loss from operations	(3,372)	(1,755)	(935)	(870)
Net income (loss)	(3,486)	(2,743)	1,002	(1,467)
Net income (loss) per share – basic and diluted	(.07)	(.06)	.02	(.03)

Year Ended November 30, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
Net sales	$9,678	$9,370	$8,770	$9,187
Gross margin	6,331	5,293	5,270	4,593
Loss from operations	(984)	(827)	(1,004)	(1,017)
Net loss	(644)	(682)	(474)	(13,145)
Net loss per share – basic and diluted	(.01)	(.01)	(.01)	(.27)

(1)	Second quarter 2006 net loss was impacted by a loss on derivative instruments of $694,000 relating to the convertible debt agreement issued in April 2006. This derivative liability was reclassified to shareholders’ equity on November 29, 2006.
(2)	Third quarter 2006 net income was impacted by a gain on derivative instruments of $2,158,000 relating to the convertible debt agreement issued in April 2006. This derivative liability was reclassified to shareholders’ equity on November 29, 2006.
(3)	Fourth quarter 2006 net loss was impacted by a loss on derivative instruments of $274,000 relating to the convertible debt agreement issued in April 2006. This derivative liability was reclassified to shareholders’ equity on November 29, 2006.
(4)	Fourth quarter 2005 net loss was impacted by an income tax provision of $12.7 million due to the re-establishment of a deferred tax valuation allowance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of November 30, 2006. Mayer Hoffman McCann P.C., an independent registered public accounting firm, has issued a report on management's assessment of the Company's internal control over financial reporting, which is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

To the Shareholders and the Board of Directors of CardioDynamics International Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that CardioDynamics International Corporation (the "Company") maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended November 30, 2006 of the Company and our report dated February 13, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
February 13, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers as of January 15, 2007 are as follows:

Name	Age	Position(s)
James C. Gilstrap	70	Chairman of the Board of Directors
Michael K. Perry	46	Chief Executive Officer and Director
Rhonda F. Rhyne	46	President
Steve P. Loomis	46	Chief Financial Officer
Russell H. Bergen	59	Vice President of Operations
Richard L. Kalich	60	President of Vermed
Richard E. Trayler	56	Vice President of International Operations
Robert W. Keith	49	Director
Richard O. Martin, Ph.D.	66	Director
B. Lynne Parshall	52	Director
Jay A. Warren	53	Director

James C. Gilstrap, age 70, has served as the chairman or co-chairman of our board of directors since May 1995. Mr. Gilstrap is retired from Jefferies & Company, where he served as senior executive vice president, partner, board member, and a member of the executive committee. Mr. Gilstrap serves on the board of Corautus Genetics, Inc. Mr. Gilstrap is past president of the Dallas Securities Dealers, as well as a past member of the board of governors of the National Association of Securities Dealers, Inc.

Michael K. Perry, See description under “Executive Officers” in Part I of this Form 10-K.

Rhonda F. Rhyne, See description under “Executive Officers” in Part I of this Form 10-K.

Steve P. Loomis, See description under “Executive Officers” in Part I of this Form 10-K.

Russell H. Bergen, See description under “Executive Officers” in Part I of this Form 10-K.

Richard L. Kalich, See description under “Executive Officers” in Part I of this Form 10-K

Richard E. Trayler, See description under “Executive Officers” in Part I of this Form 10-K

Robert W. Keith, age 49, has served as a director since July 2005. Mr. Keith is President and Chief Operating Officer of Verus Pharmaceuticals, Inc. and has held various executive management positions since co-founding the company in November 2002. Prior to that, he was a Partner at Advantage Management Solutions, L.L.C., a commercial strategy and operations consulting firm for life science companies. Prior to that, Mr. Keith was a member of the senior management team at Dura Pharmaceuticals, Inc. and Elan Corporation, plc from 1996 to 2001; during his tenure he served in several positions, including Vice President of sales, Vice President of commercial strategies and marketing and Vice President of managed care and national accounts. Prior to that, he held an executive management position at Abbott Laboratories. Mr. Keith has more than 20 years of experience in the life sciences industry and management consulting. Mr. Keith earned master degrees from both the Wharton School of the University of Pennsylvania and the University of Pennsylvania and a bachelor’s degree from The George Washington University.

Richard O. Martin, Ph.D., age 66, has served as a director since July 1997. From 1998 until 2001, Dr. Martin served as president of Medtronic Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors. Prior to its acquisition by Medtronic in 1998, Dr. Martin was chairman and chief executive officer of Physio-Control Corporation. Prior to that, he was vice president of cardiovascular business development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the boards of directors of Endographic Solutions, Inc., Cardiac Dimensions, Inc., Encore Medical Corp., Inovise Medical Inc., MDdatacor Inc. and Prescient Medical, Inc. Dr. Martin earned a bachelor's degree in electrical engineering from Christian Brothers College, a master's degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.

B. Lynne Parshall, age 52, has served as a director since July 2005. Ms. Parshall has been Executive Vice President of Isis Pharmaceuticals, Inc. since December 1995 and Chief Financial Officer since June 1994. She has held various positions with Isis Pharmaceuticals, Inc. since 1991. Prior to that, she was a Partner at Cooley Godward, LLP from 1986 to 1991. Ms. Parshall serves on the board for Corautus Genetics, Inc. and is on the Board of Trustees of the Bishop’s School. She is also a member of the American, California and San Diego bar associations. Ms. Parshall earned a bachelor’s degree in government and economics from Harvard University and a J.D. degree from Stanford Law School.

Jay A. Warren, age 53, has served as a Director since October 2006. Mr. Warren is President and Chief Executive Officer of Cameron Health, Inc., a medical device company that designs, manufactures, and distributes a subcutaneous implantable defibrillator system. Prior to his tenure at Cameron Health, Mr. Warren held various executive management positions at Guidant Corporation, including Vice President of Research and Development, Chief Technology Officer, and Chief Operating Officer of Guidant Cardiac Rhythm Management business. He has also held various positions with Intermedics, Inc., and Medtronic, Inc. Mr. Warren earned a Master's degree from an interdisciplinary program between Southwest Methodist University and Southwestern Medical School and received his undergraduate degree from California State Polytechnic University, San Luis Obispo. Mr. Warren currently serves on the Boards of Cameron Health, Inc., and BioNeuronics, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that each person who, at any time during the fiscal year ended November 30, 2006, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 2006, 2005 and 2004 of those persons who were, at November 30, 2006 (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of CardioDynamics whose aggregate direct remuneration from the Company during the fiscal year ended November 30, 2006 exceeded $100,000 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other (2) Annual Compensation ($)	Securities Underlying Options/ SARs (#)
Michael K. Perry Chief Executive Officer	2006 2005 2004	294,420 279,588 262,237	-0- -0- 103,575	30,856 -0- -0-	-0- 95,000 60,000

Rhonda F. Rhyne President	2006 2005 2004	240,528 230,504 218,214	-0- -0- 62,425	30,874 -0- -0-	-0- 81,200 50,000

Steve P. Loomis Chief Financial Officer	2006 2005 2004	192,820 184,712 171,130	-0- -0- 53,925	26,326 -0- -0-	1,200 70,000 40,000

Russell H. Bergen Vice President of Operations	2006 2005 2004	176,164 169,116 160,465	-0- -0- 52,200	5,251 -0- -0-	-0- 70,000 40,000

Richard E. Trayler Vice President of International Operations	2006 2005 2004	179,212 174,032 166,680	-0- -0- 52,950	-0- -0- -0-	-0- 50,000 20,000

(1)	Employee benefits provided to each of the Named Officers under various Company programs do not exceed the disclosure thresholds established under the SEC rules and are therefore not included.
(2)	Represents cash payment of a portion of Named Officers accumulated vacation earned in 2006 and prior years.

The following table provides information regarding option grants during the fiscal year ended November 30, 2006 to the Named Officers in fiscal 2006. The Company has not granted any stock appreciation rights.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees In Fiscal Year 2006	Exercise Price Per Share ($/Sh.) (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for the Option Term (2)
					5%($)	10%($)
Michael K. Perry	-0-	—	—	—	-0-	-0-
Rhonda F. Rhyne	-0-	—	—	—	-0-	-0-
Steve P. Loomis	1,200	0.2%	$0.90	10/17/2016	696	1,728
Russell H. Bergen	-0-	—	—	—	-0-	-0-
Richard E. Trayler	-0-	—	—	—	-0-	-0-

(1)	All options were granted at fair market value (closing sale price for our common stock on the Nasdaq Global Market on the date of grant).
(2)	The potential realizable value is calculated based on the ten-year term of the options at the time of grant; the assumption that the closing price for the common stock on the grant date appreciates at the indicated annual rate compounded annually for the entire term of the option; and the assumption that the option is exercised and sold on the last day of its term.

The following table provides further information regarding the Named Officers’ exercises and outstanding stock options as of November 30, 2006. No stock appreciation rights were granted or exercised.

AGGREGATED OPTION/SAR EXERCISES IN LAST

FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value(1) of Unexercised In-the-Money Options/SARs at FY- End ($) Exercisable/ Unexercisable (2)
Michael K. Perry	-0-	-0-	957,420 / 11,480	-0-
Rhonda F. Rhyne	-0-	-0-	526,768 / 10,332	-0-
Steve P. Loomis	-0-	-0-	220,519 / 9,184	-0-
Russell H. Bergen	-0-	-0-	269,716 / 9,184	-0-
Richard E. Trayler	-0-	-0-	177,308 / 4,592	-0-

(1)	Represents the difference between the closing sale price of our common stock on the Nasdaq Global Market of $0.83 on November 30, 2006 and the exercise price of the options.
(2)	The respective Named Officers as of November 30, 2006 could not exercise these options and future exercisability is subject to certain vesting provisions including specific stock price thresholds and/or remaining in the employ of the Company for up to four additional years.

Employment Agreements

On October 5, 2006, the Company entered into a Change of Control Agreement (the “Agreements”) with each of its executive officers. The Agreements terminate upon the earlier of (i) the date that all obligations of the parties under the Agreements have been satisfied, or (ii) 24 months after a Change of Control (as such term is defined in the Agreements).

Each executive is entitled to the following benefits if the Company terminates his or her employment without Cause, or if an Involuntary Termination occurs (as such terms are defined in the Agreements), within 24 months after a Change of Control: (i) salary continuation at the Executive’s Base Compensation (as such term is defined in the Agreements), for a 15 month period in regular payroll increments or as a lump sum if the executive can demonstrate a financial hardship; (ii) continuation for 15 months after such termination of participation in the Company’s 401(k) plan and all health insurance benefits provided by the Company to the executive and his or her family under the Company’s benefits plan prior to the termination (with the executive continuing to pay any portion of the premiums paid by the executive prior to the Change of Control).

In addition, each executive is entitled to the following if the Company terminates his or her employment without Cause, or if an Involuntary Termination occurs within 12 months after a Change of Control: (i) vesting of the remaining portion of such executive’s unvested stock options or other equity awards; and (ii) to the extent that such options are assumed by an acquiring or surviving entity as part of any relevant Change of Control, such executive shall be entitled to exercise any stock options for a period from the date of his or her termination up to the date which is the earliest to occur of (a) the one year anniversary of such termination, (b) the latest date that such options could be exercised without triggering any 409A Tax (as such term is defined in the Agreements) or (c) the original stated expiration date of such options.

Long-Term Incentive Plans

The Company does not have any long-term incentive plans (as defined in the SEC rules and regulations).

Directors’ Compensation

Each non-employee director who has not been employed by us during the preceding two years receives 12,000 stock options at each annual meeting of shareholders at which he or she is elected to the Board. In addition, they also receive either a cash fee of $2,000 per month or may instead elect an annual stock option grant representing such amount valued at fair market value. In 2006, the elected grant was for 24,000 stock options and in 2005 the elected grant was for 12,000 stock options. The options vest monthly over 12 months and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board. All directors are reimbursed for out-of-pocket expenses incurred in connection with their service on the Board.

During fiscal 2006, 2005 and 2004, 73,000, 198,000 and 102,000 options, respectively, were granted to the members of the Board of Directors. During fiscal 2006, the director compensation was as follows:

	Cash Paid	Stock Options
James C. Gilstrap	$—	12,000
Connie R. Curran, Ed.D., RN (1)	—	-0-
Robert W. Keith	24,000	12,000
Richard O. Martin, Ph. D.	—	12,000
B. Lynne Parshall	4,000	18,000
Jay A. Warren (2)	—	19,000

(1)	Director’s Board term concluded at annual shareholder meeting on July 20, 2006.
(2)	Director’s Board term commenced on October 17, 2006.

Director Independence

All of the members of our Board of Directors qualify as “independent” as defined by the rules of The Nasdaq Global Market, except for Mr. Perry, by virtue of his position as Chief Executive Officer.

Relationships among Directors and Executive Officers

The Company is not aware of any family relationships among any of our directors or executive officers.

Code of Ethics

The Company has adopted (and filed as an exhibit to Form 10-K for the fiscal year ended November 30, 2003) a code of business conduct and ethics that applies to our principal executive officer, principal financial and accounting officer. The Code of Ethics is available on our corporate website at www.cdic.com/ir/fr_govern.html and the Company will provide to any person without charge, upon written request to the Company, a copy of our Code of Ethics.

BOARD COMPENSATION COMMITTEE

REPORT ON EXECUTIVE COMPENSATION

Our compensation programs and policies applicable to our executive officers are established and administered by the Compensation Committee of our Board of Directors. The Compensation Committee consists of three non-employee directors, none of whom have interlocking relationships as defined by the rules and regulations of the Securities and Exchange Commission.

It is the philosophy of the Compensation Committee that our executive compensation should be aligned with our overall business strategies, values and performance. These policies are designed to set its executive compensation, including salary, cash bonus awards and long-term stock-based incentive awards, at a level consistent with amounts paid to executive officers of companies of similar size, industry and geographic location.

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

•	Take into consideration the Company’s financial and cash resources; and

•	Align the interests of management with the long-term interests of stockholders and enhance shareholder value by providing management with longer-term incentives through equity ownership.

The Compensation Committee periodically reviews our approach to executive compensation and will make changes as competitive conditions and other circumstances warrant and will seek to ensure our compensation philosophy is consistent with our best interests.

Key Elements of Executive Compensation

The compensation of executive officers is based upon our financial performance as well as the achievement of certain business objectives, including: increased market penetration, broadening of distribution channels through strategic relationships, securing and growing recurring revenue, targeting new market opportunities, furthering ICG technology, securing and managing capital to sustain and grow the business, responding to reimbursement and regulatory changes as well as the achievement of individual business objectives by each executive officer.

Executive compensation consists of three elements: (i) base salary, (ii) bonus awards and (iii) long-term stock-based incentive awards. The summary below describes in more detail the factors that the Compensation Committee considers in establishing each of the three primary components of the variable compensation package provided to the executive officers.

Base salary – Salary ranges are largely determined through comparisons with companies of similar revenues, market capitalization, headcount or complexity in the medical device and biotechnology industries. Actual salaries are based on individual performance contributions and other more qualitative and developmental criteria within a competitive salary range for each position that is established through evaluation of individual job responsibilities as well as competitive, inflationary, internal equity and market considerations. The Compensation Committee, on the basis of its assessment of comparable executive compensation, believes that our salary levels for the executive officers are at a level that the Compensation Committee, at the time such salary determinations were made, considered to be reasonable and necessary given our financial resources and stage of development. The Compensation Committee reviews executive salaries each October and sets the salaries for the following year at that time.

Bonus awards – The Compensation Committee has established an incentive bonus program providing for the payment to each executive officer of quarterly bonuses that are directly related to the group and individual achievements of executive management and our revenues and earnings. The bonus pool is established based on quarterly revenues and earnings achieved and the pool is allocated to individual executives through a weighting, half of which is based on achievement of our revenue and earnings goals and half of which is based on CEO and Compensation Committee assessment of the executive’s individual quarterly goal achievement and overall contribution to CardioDynamics.

In fiscal 2006, the target bonuses for executive officers ranged from 30% to 43% of annual base salary, however there were no bonuses paid for the year. Incentive award amounts for each participant are based on his or her potential impact on our operating and financial results and on market competitive pay practices. Under the incentive bonus program, incentive awards are paid based on achievement of quarterly performance goals. These performance goals include individual performance goals, which are established by the CEO at the beginning of each quarter, and annual corporate performance goals. The corporate performance goals are based on our achievement of strategic objectives as well as specific revenue and earnings growth targets for each quarter and the fiscal year.

Long-term stock-based incentive awards – Our Stock Incentive Plan, which was approved by our shareholders in 2004, as well as the executive bonus plan, are structured to permit awards under such plans to qualify as performance-based compensation and to maximize the tax deductibility of such awards. The Committee intends that compensation paid to management, including stock options, be exempt from the limitations on deductibility under Section 162(m) of the Internal Revenue Code. Accordingly, the Compensation Committee administers grants under our Stock Incentive Plan to members of management.

The Compensation Committee believes that providing incentives that focus attention on managing us from the perspective of an owner with an equity stake in the business will closely align the interest of shareholders and executive officers. Therefore, all employees, and particularly those persons who have substantial responsibility for our management and growth, are eligible to receive annual stock incentive grants, although the Compensation Committee, at its discretion, may grant stock incentives at other times in recognition of exceptional achievements.

The type and number of stock-based incentive awards granted to executive officers is based on competitive practices in the industry as determined by independent surveys and the Compensation Committee’s knowledge of industry practice. The Compensation Committee grants stock-based incentive awards under the Stock Incentive Plan based on the fair market value on the date of grant. The grants are intended to be competitive in order to retain and encourage positive future performance and to provide a direct link with the interests of our shareholders.

The Compensation Committee, in making its determination as to grant levels, takes into consideration: (i) the executive’s historical and expected contribution toward our objectives, (ii) prior award levels, (iii) award levels necessary to replace particular executives, (iv) the executive’s direct ownership of our shares, (v) the number of stock-based incentives vested and unvested, (vi) anticipated accounting rule changes, and (vii) the number of stock options outstanding as a percentage of total shares outstanding. During fiscal 2006, 500,500 new options were granted, representing 1.0% of our outstanding shares. Of those, only 1,200 were granted to our executive officers. A grant was made in January of 2005 based on executive achievements in fiscal 2004, and a second grant was made in October of 2005 based on executive achievements thus far in fiscal 2005. Therefore, the stock option grant amounts in fiscal 2005 represent option compensation for more than one year. The Stock Option Plan limits the total number of shares subject to options that may be granted to a participant during the lifetime of the plan to 800,000 shares. The Stock Option Plan contains provisions providing for forfeiture of the options in the event the option holder engages in certain intentional misconduct contrary to our interests.

Chief Executive Officer Compensation

Michael K. Perry is our Chief Executive Officer. In October 2005, the Compensation Committee set Mr. Perry’s annual base salary for 2006 at $293,000. The Compensation Committee increased Mr. Perry’s base salary from $279,000 for the prior year to be competitive with the base salary levels in effect for chief executive officers at comparable companies within the industry. The salary increase was approved in recognition of his achievement of specific corporate objectives in 2005, which included: continued growth of our recurring sensor revenue and reduced operating expense structure in light of lower revenue levels. Additionally, he was recognized for the completion and publication of three significant clinical trials (PREDICT, CONTROL, and ED-IMPACT) in prestigious medical journals, raising $5.25 million of additional capital, the achievement of FDA 510(k) clearance and market release of the BioZ Dx and the second phase of the BioZ Dx ICG Diagnostics with 12-lead ECG capability; and strategic investments in ECG electrode sensor production capabilities at our Vermed division to improve productivity and capacity to meet future demands related to anticipated ICG sensor growth and more aggressive pursuit of GPO, private label and OEM medical sensor opportunities including the award of a three-year, multi-source contract with Premier. The Compensation Committee determined that these achievements were important to our future growth and could assist us in enhancing shareholder value. The Compensation Committee also considered Mr. Perry’s compensation relative to medical device and biotechnology industry norms within southern California.

Mr. Perry is a member of the Board of Directors, but did not participate in matters involving the evaluation of his own performance or the setting of his own compensation. The foregoing report has been furnished by our Compensation Committee.

Compensation Committee:

Richard O. Martin, Ph.D. – Chairman

James C. Gilstrap

Robert W. Keith

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total return (assuming reinvestment of dividends) of an investment of $100 from November 30, 2001 to November 30, 2006 for: (i) our common stock, (ii) the Fidelity Select Medical Equipment and Systems fund and (iii) the Russell 2000 stock index. Our common stock has been included in both of these indices. The Russell 2000 is comprised of the smallest 2,000 companies in the Russell 3000 index, which contains the 3,000 largest United States companies, based on total market capitalization.

(In dollars)	2001	2002	2003	2004	2005	2006
CardioDynamics	$100.00	$56.04	$89.29	$62.77	$14.29	$11.40
Fidelity Select Medical Equipment & Systems Fund	$100.00	$96.60	$126.20	$143.97	$165.95	$170.17
Russell 2000 Stock Index	$100.00	$88.19	$118.61	$137.54	$146.99	$170.61

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders

The following are the only persons known by us to own beneficially, 5% or more of the outstanding shares of our common stock as of January 25, 2007.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number (1)	Percentage (2)
Dr. Herbert A. Wertheim 191 Leucadendra Drive Coral Gables, FL 33156	4,400,000	9.01%

J. Michael Paulson (3) P.O. Box 9660 Rancho Santa Fe, CA 92067	2,896,394	5.93%

Atlas Master Fund, Ltd. (4) c/o Walkers SPV Limited P.O. Box 908 GT George Town, Grand Cayman Cayman Islands, British West Indies	5,049,000	9.99%

Kairos Partners 600 Longwater Drive, Suite 204 Norwell, MA 02061	2,703,000	5.54%

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).
(3)	Includes 2,513,139 shares held in the Allen E. Paulson Living Trust dated December 23, 1986 of which J. Michael Paulson is the Trustee and executor. Also includes 7,000 shares beneficially owned by the Trust, by virtue of its right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 376,255 shares held by J. Michael Paulson. Excludes shares of common stock owned by Mr. Paulson’s brothers; Mr. Paulson disclaims beneficial ownership of such shares.
(4)	Includes 3,758,317 shares beneficially held by Atlas Global, LLC, Atlas Global Investments, Ltd., Atlas Global Investments II, Ltd., Atlas Master Fund, Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd., Visium Long Bias Fund, LP, Visium Balanced Long Bias Fund, Ltd., Visium Capital Management LLC., Balyasny Asset Management LP, Dmitry Balyasny and 1,290,683 shares beneficially owned by Atlas Master Fund, Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd, Visium Long Bias Fund, LP, Visium Balanced Long Bias Fund, Ltd., by virtue of their right to acquire such shares from us under subordinated convertible notes now convertible or convertible within 60 days. Excludes 3,274,534 shares that are restricted from conversion under subordinated convertible notes by Atlas Master Fund, Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd, Visium Long Bias Fund, LP, Visium Balanced Long Bias Fund, Ltd., until they receive approval from CardioDynamics.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of January 25, 2007 by each of our Directors and each Named Officer, and by all of our Directors and executive officers as a group. Each such person has a business address, care of CardioDynamics.

	Shares Beneficially Owned
Name	Number (1)	Percent (2)
Russell H. Bergen (3)	332,712	*
James C. Gilstrap (4)	2,444,426	5.0%
Robert W. Keith (3)	18,999	*
Steve P. Loomis (3)	294,015	*
Richard O. Martin, Ph.D. (3)	233,999	*
B. Lynne Parshall (3)	58,499	*
Michael K. Perry (3)	1,114,740	2.2%
Rhonda F. Rhyne (3)	615,351	1.2%
Richard E. Trayler (3)	278,856	*
Jay A. Warren (3)	11,667	*
All Directors and executive officers as a group (3) - (11 persons)	5,611,090	10.8%

*	Less than 1%
(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable on exercise of certain outstanding options as described in the footnotes below.
(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).
(3)	Includes shares of common stock that may be acquired pursuant to stock options exercisable currently or exercisable within 60 days.
(4)	Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap disclaims any pecuniary interest in 399,752 of the shares. Also includes 110,999 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 71,000 shares held in his daughters trusts. Mr. Gilstrap disclaims beneficial ownership of any such shares held in trust for his daughters.

Equity Compensation Plan Information

The following table sets forth certain information concerning common stock to be issued in connection with our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,877,269	$3.52	1,266,534
Equity compensation plans not approved by security holders	603,000	$1.63	None

Total	5,480,269	$3.31	1,266,534

For a discussion of our equity compensation plans, See “Note 12 Stock Options” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company receives certain engineering, development and consulting services from Rivertek Medical Systems, Inc., of which Dennis Hepp, the former Chief Technology Officer of the Company is a 100% beneficial owner. In December 2005, Dennis Hepp retired from service as CardioDynamics’ Chief Technology Officer. The Company paid $74,000, $230,000, and $259,000 to Rivertek for engineering services in fiscal 2006, 2005 and 2004, respectively. Amounts payable to Rivertek at November 30, 2006, 2005 and 2004 were $0, $65,000 and $145,000, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 21, 2005, the Company changed its principal accountants from KPMG LLP to Mayer Hoffman McCann P.C. for purposes of the audit of the 2005 and 2006 consolidated financial statements.

The following tables present fees billed as of the Form 10-K filing date for professional audit services rendered by both KPMG LLP and Mayer Hoffman McCann P.C. during fiscal years 2006 and 2005 for the audit of the Company’s annual financial statements for the years ended November 30 and fees for other services rendered by KPMG LLP and Mayer Hoffman McCann P.C. during those periods.

KPMG LLP:	2006	2005
Audit Fees	$—	$17,150
Tax Fees	—	—
All Other Fees	20,821	7,424

Total	$20,821	$24,574

Mayer Hoffman McCann P.C.:	2006	2005
Audit Fees	$1,000,000	$1,168,932
Tax Fees	—	—
All Other Fees	65,000	—

Total	$1,065,000	$1,168,932

Audit fees. Audit fees relate to services rendered in connection with the annual audit of the Company’s financial statements and internal controls, SAS 100 quarterly review of our financial statements, and fees for SEC registration statement services.

Tax Fees. In order to preserve independence, the Company does not use its principal accountants to provide tax services.

All Other Fees. Other fees consisted primarily of financing and SEC registration related services.

The Audit committee considers whether the provisions of these services is compatible with maintaining our outside auditor’s independence, and has determined such services for fiscal 2006 and 2005 were compatible. All of the services described above were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X under the Exchange Act, to the extent that the rule was applicable during 2005.

AUDIT COMMITTEE REPORT

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the Company's financial reporting process, its systems of internal accounting and financial controls, and the independent audit of its financial statements. The Audit Committee consisted of three non-employee members. Each member of the Audit Committee is “independent” within the meaning of SEC rules and regulations and the listing standards of the National Association of Securities Dealers, and the Board has determined that Ms. Parshall qualifies as an audit committee financial expert within the meaning of SEC rules and regulations.

The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the fiscal year ended November 30, 2006, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee has discussed with the Company’s Independent Registered Public Accounting Firm, the auditors' independence from management and the Audit Committee including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The Audit Committee has reviewed and discussed with Mayer Hoffman McCann P.C., the Company’s Independent Registered Public Accounting Firm responsible for expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States of America, such firm’s judgment as to the quality, not just the acceptability, of the Company’s accounting practices and such other matters as are required to be discussed by the independent accountants with the Audit Committee under generally accepted auditing standards including the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee has also received the written disclosures from Mayer Hoffman McCann P.C. required by Independence Standards Board Standard No. 1 and the Audit Committee has discussed the independence of Mayer Hoffman McCann P.C. with that firm. Based on the Audit Committee's review and discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006, for filing with the Securities and Exchange Commission.

Respectfully Submitted:

The Audit Committee

/s/ B. Lynne Parshall	/s/ Jay A. Warren	/s/ Richard O. Martin
B. Lynne Parshall, Chairperson	Jay A. Warren	Richard O. Martin

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Page
1. Financial Statements

Reports of Independent Registered Public Accounting Firms	49 –50

Consolidated Balance Sheets as of November 30, 2006 and 2005	51 –52

Consolidated Statements of Operations for the years ended November 30, 2006, 2005 and 2004	53

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended November 30, 2006, 2005 and 2004	54

Consolidated Statements of Cash Flows for the years ended November 30, 2006, 2005 and 2004	55 –57

Notes to Consolidated Financial Statements	58 –84

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the years ended November 30, 2006, 2005 and 2004	105

All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit	Title
2.1	Fourth Amended Plan of Reorganization. (Incorporated by reference from November 30, 1994 Form 10-KSB.)

3.1	Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

3.1.1	Amendment to Bylaws, dated June 2, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

3.2	Restated Articles of Incorporation as filed July 24, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

3.3	Charter of the Audit Committee of the Board of Directors. (Incorporated by reference from June 7, 2004 Form DEF 14A)

3.4	Charter of the Nominating Committee of the Board of Directors. (Incorporated by reference from June 7, 2005 Form DEF 14A)

4.0	Securities Purchase Agreement, dated April 11, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes due 2009 (Incorporated by reference from April 11, 2006 Form 8-K)

4.0.1	Second Amendment to Securities Purchase Agreement, dated November 29, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes (Incorporated by reference from November 29, 2006 Form 8-K)

10.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated January 1, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.2	Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.2.1	Amendment to lease agreement between CRV Partners, L.P., and the Company, dated March 21, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.2.2	Second Amendment to Lease agreement between CarrAmerica Development Corp., LP and the Company, dated June 28, 2004 (Incorporated by reference from August 31, 2004 Form 10-Q)

10.2.3	Third Amendment to Lease agreement between CarrAmerica Development Corp., LP and the Company, dated March 15, 2005 (Incorporated by reference from May 31, 2005, Form 10-Q)

10.3	Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.4	1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.4.1	Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.4.2	Amendment to 1995 Stock Option/Stock Issuance Plan dated April 12, 2001. (Incorporated by reference from October 3, 2001 Form S-8.)

10.4.3	Amendment to 1995 Stock Option/Stock Issuance Plan dated October 17, 2002. (Incorporated by reference from May 31, 2001 Form 10-Q.)

10.5	2004 Stock Incentive Plan. (Incorporated by reference from September 16, 2004 Form S-8.)

10.6	Amended and restated Loan and Security Agreement with Comerica Bank, dated September 14, 2003. (Incorporated by reference from November 30, 2003 Form 10-K)

10.6.1	Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated August 21, 2006. (Incorporated by reference from February 28, 2006 Form 10-Q)

10.6.2	Third Amended and Restated Loan and Security Agreement dated August 4, 2006. (Incorporated by reference from August 8, 2006 Form 8-K)

10.6.3	First Amendment to Third Amended and Restated Loan and Security Agreement dated November 13, 2006. (Filed herewith)

10.7	Warrants to purchase 2,000,000 shares of the Company’s common stock to GE Marquette Medical Systems, Inc., dated August 25, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

10.8*	OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated July 7, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB.)

10.8.1*	Addendum to OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated April 24, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.9*	Omnibus Amendment between the Company and GE Medical Systems Information Technologies, Inc. (Incorporated by reference from November 30, 2000 Form 10-KSB.)

10.10	Co-Development and OEM Agreement between the Company and Philips Medical Systems, a division of PENAC dated July 17, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

10.11	Form of $5,250,000, 8% Convertible Subordinated Notes, dated April 11, 2006, due 2009, among the Company and the Purchasers named therein. (Incorporated by reference from April 11, 2006 Form 8-K)

10.11.1	First Amendment to $5,250,000, 8% Convertible Subordinated Notes, dated November 30, 2006, among the Company and the Purchasers named therein. (Incorporated by reference from November 29, 2006 Form 8-K)

10.12	Form of Change of Control Agreement by and between the Company and certain executive officers. (Incorporated by reference from October 5, 2006 Form 8-K)

14.1	Code of Business Conduct and Ethics (Incorporated by reference from November 30, 2003 Form 10-K)

16.1	Letter from KPMG to the Securities and Exchange commission dated April 29, 2005, regarding agreement with the statements made in the Form 8-K (Incorporated by reference from April 21, 2005 Form 8-K.)

21.1	List of Company’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Report and Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

31.2	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

*	Confidential treatment has been granted as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the SEC.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Schedule II – Valuation and Qualifying Accounts

For the Years Ended November 30, 2006, 2005 and 2004

(In thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions
		Charged to Costs and Expenses	Charged to Other Accounts- Revenues		Deductions From Reserves		Balance at End of Period
Allowance for Doubtful Accounts

2004	$1,940	1,387	1,517	(2)	865 1,579	(1) (4)	$2,400

2005	$2,400	567	1,978	(2)	1,498 1,780	(1) (4)	$1,667

2006	$1,667	508	1,208	(2)	1,158 1,026	(1) (4)	$1,199

Provision for Excess, Obsolete and Slow Moving Inventory
2004	$417	15	—		82	(3)	$350

2005	$350	346	—		68	(3)	$628

2006	$628	922	—		186	(3)	$1,364

(1)	Represents the net write-off of uncollectible accounts (less recoveries).
(2)	Represents the net amounts charged against revenues for sales returns.
(3)	Represents the net amounts written off as excess, obsolete or slow-moving and adjustments to reserve requirement.
(4)	Represents the net amounts written off against the sales return reserve.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2007	CARDIODYNAMICS INTERNATIONAL CORPORATION

	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Perry	Chief Executive Officer	February 13, 2007
Michael K. Perry	(Principal Executive Officer)

/s/ Steve P. Loomis	Vice President Finance,	February 13, 2007
Steve P. Loomis	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ James C. Gilstrap	Director	February 13, 2007
James C. Gilstrap

/s/ Robert W. Keith	Director	February 13, 2007
Robert W. Keith

/s/ Richard O. Martin, Ph.D.	Director	February 13, 2007
Richard O. Martin, Ph.D.

/s/ B. Lynne Parshall	Director	February 13, 2007
B. Lynne Parshall

/s/ Jay A. Warren	Director	February 13, 2007
Jay A. Warren