Form 10-Q
period 2007-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 2007-04-09
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2007

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

As of April 1, 2007, 48,831,299 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	February 28, 2007	November 30, 2006
	(Unaudited)
Assets (Pledged)

Current assets:
Cash and cash equivalents	$2,620	$3,219
Short-term investments	1,536	1,510
Accounts receivable, net of allowance for doubtful accounts of $1,298 at February 28, 2007 and $1,199 at November 30, 2006	4,231	5,520
Inventory, net	4,642	4,239
Current portion of long-term and installment receivables	607	659
Other current assets	488	370

Total current assets	14,124	15,517
Long-term receivables, net	543	570
Property, plant and equipment, net	5,482	5,456
Intangible assets, net	3,091	3,238
Goodwill	11,577	11,573
Other assets	34	34

Total assets	$34,851	$36,388

Liabilities and Shareholders' Equity

Current liabilities:
Revolving line of credit - bank	$1,000	$1,000
Accounts Payable	1,586	1,675
Accrued expenses and other current liabilities	816	506
Accrued compensation	1,547	1,632
Income taxes payable	25	128
Current portion of deferred revenue	117	99
Current portion of deferred rent	118	111
Current portion of deferred acquisition payments	172	169
Provision for warranty repairs - current	138	136
Current portion of long-term debt	428	428

Total current liabilities	5,947	5,884

Long-term portion of deferred revenue	99	119
Long-term portion of deferred rent	263	296
Long-term portion of deferred acquisition payments	319	314
Provision for warranty repairs - long-term	273	266
Long-term debt, less current portion	3,800	3,801

Total long-term liabilities	4,754	4,796

Total liabilities	10,701	10,680

Minority interest	329	302
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at February 28, 2007 or November 30, 2006	—	—
Common stock, no par value, 100,000 shares authorized, 48,831 shares issued and outstanding at February 28, 2007 and November 30, 2006	64,355	64,254
Accumulated other comprehensive income	245	269
Accumulated deficit	(40,779)	(39,117)

Total shareholders' equity	23,821	25,406

Total liabilities and shareholders' equity	$34,851	$36,388

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended February 28,
	2007	2006
Net sales	$7,211	$6,528
Cost of sales	2,958	2,876

Gross margin	4,253	3,652

Operating expenses:
Research and development	534	608
Selling and marketing	3,739	4,568
General and administrative	1,219	1,729
Amortization of intangible assets	152	119

Total operating expenses	5,644	7,024

Loss from operations	(1,391)	(3,372)

Other income (expense):
Interest income	74	53
Interest expense	(267)	(121)
Foreign currency loss	(8)	(9)
Other, net	(2)	(2)

Other expense, net	(203)	(79)

Loss before taxes and minority interest	(1,594)	(3,451)
Minority interest in income of subsidiary	(14)	(6)
Income tax provision	(54)	(29)

Net loss	$(1,662)	$(3,486)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.07)

Weighted-average number of shares used in per share calculation:
Basic and diluted	48,831	48,804

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Three Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,662)	$(3,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	14	6
Depreciation	153	173
Amortization of intangible assets	152	119
Accretion of discount on convertible notes	102	—
Provision for warranty repairs	31	8
Provision for doubtful accounts	272	665
Provision for doubtful long-term receivables	4	—
Stock-based compensation expense	101	75
Other non-cash items, net	(5)	6
Changes in operating assets and liabilities
Accounts receivable	1,017	2,022
Inventory	(403)	(603)
Long-term and installment receivables	75	439
Other current assets	(118)	(21)
Other assets	(3)	25
Accounts payable	(89)	(184)
Accrued expenses and other current liabilities	287	69
Accrued compensation	(85)	25
Income taxes payable	(103)	10
Deferred revenue	(2)	(34)
Deferred rent	(26)	(25)

Net cash used in operating activities	(288)	(711)

Cash flows from investing activities:
Purchases of short-term investments	(26)	—
Purchases of property, plant and equipment	(183)	(133)

Net cash used in investing activities	(209)	(133)

Cash flows from financing activities:
Repayment of debt	(104)	(106)
Exercise of stock options and warrants	—	2

Net cash used in investing activities	(104)	(104)

Effect of exchange rate changes on cash and cash equivalents	2	5

Net decrease in cash and cash equivalents	(599)	(943)
Cash and cash equivalents at beginning of period	3,219	3,615

Cash and cash equivalents at end of period	$2,620	$2,672

Supplemental disclosures of cash flow information:
Interest paid	$55	$82

Income taxes paid	$112	$45

See accompanying notes to consolidated financial statements.

1.	General

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

Basis of Presentation

The information contained in this report is unaudited, but in the Company’s opinion reflects all adjustments including normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of November 30, 2006 is derived from the November 30, 2006 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2006 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three months ended February 28, 2007 and cash flows for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The Company has not determined the impact, if any, the adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006, will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157, will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.

Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of SFAS 159 will have on its financial position and results of operations.

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

Stock-Based Compensation

Effective December 1, 2005, the Company adopted the fair value provisions of Accounting for Stock-Based Compensation (“SFAS 123”) (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method.

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan) which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan. Awards under these plans typically vest over periods of up to four years. In addition, in 1998, Michael K. Perry was granted stock options outside of the Option Plans at a grant date fair market value of $1.625 per share. The options vested over four years and at February 28, 2007, 603,000 of the options are outstanding and exercisable. These options expire on October 15, 2008.

For the three months ended February 28, 2007 and 2006, total stock-based compensation expense included in the consolidated statements of operations was $101,000 and $75,000, respectively, charged as follows (in thousands):

	Three Months Ended February 28
	2007	2006
Cost of sales	$3	3
Research and development	7	6
Selling and marketing	26	23
General and administrative	65	43

Total stock-based compensation expense	$101	75

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	Three Months Ended February 28
	2007	2006
Weighted-average fair value of options granted	$0.70	0.75
Expected volatility	65.4%	68.2%
Dividend yield	0%	0%
Risk-free interest rate	4.8%	4.4%
Expected term in years	5.8	5.6

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

Forfeitures - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Stock based compensation charges are recognized using the straight-line method over the requisite service period.

The following is a summary of stock option activity under the Option Plans as of February 28, 2007 and changes during the three months ended February 28, 2007:

	Number of options	Weighted- average exercise price
Options outstanding at November 30, 2006	4,877,269	$3.52

Granted	222,250	1.12

Exercised	—	—

Forfeited	(51,530)	1.21

Expired	(22,471)	3.31

Options outstanding at February 28, 2007	5,025,518	$3.44

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at February 28, 2007:

	Options Outstanding			Options Outstanding
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.00	73,650	9.6	$0.82	7,767	$0.90
1.01 - 1.50	1,244,325	7.9	1.20	691,548	1.19
1.51 - 2.00	265,956	4.0	1.69	253,666	1.69
2.01 - 2.50	311,696	2.1	2.24	311,696	2.24
2.51 - 3.00	601,042	4.8	2.89	601,042	2.89
3.01 - 3.50	287,260	2.5	3.21	287,260	3.21
3.51 - 4.00	86,469	4.9	3.77	86,469	3.77
4.01 - 5.00	943,548	4.6	4.56	943,548	4.56
5.01 - 6.00	373,999	4.7	5.63	373,999	5.63
6.01 - 11.88	837,573	4.6	6.19	837,573	6.19

	5,025,518	5.2	$3.44	4,394,568	$3.76

The aggregate intrinsic value of options outstanding and exercisable at February 28, 2007, was $21,000 and $2,000, respectively. The aggregate intrinsic value represents the total intrinsic value based on the Company’s ending stock price of $1.10 on February 28, 2007. The weighted-average remaining contractual term for exercisable options is 5.0 years. There were no stock option exercises for the three months ended February 28, 2007.

A summary of the Company’s unvested stock options as of February 28, 2007 and changes during the three months ended February 28, 2007, were as follows:

	Number of options	Weighted- average grant date fair value
Unvested stock options at November 30, 2006	540,078	$0.70

Granted	222,250	0.70

Vested	(79,848)	0.67

Cancelled/expired/forfeited	(51,530)	0.73

Unvested stock options at February 28, 2007	630,950	$0.71

On January 24, 2007, the Company granted 42,000 shares of restricted stock to its non-employee Directors under the 2004 Plan in lieu of stock options and cash compensation. These shares vest in six equal monthly installments, beginning on January 24, 2007. On January 24, 2007, the Company granted 335,000 restricted shares to its Executive Officers and directors under the 2004 Plan. These restricted shares vest in two equal installments on January 24, 2009 and on January 24, 2012. As of February 28, 2007, the 377,000 shares of restricted stock had not been issued.

A summary of the Company’s unvested restricted stock grants as of February 28, 2007 and changes during the three months ended February 28, 2007, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2006	—	$—

Granted	377,000	1.16

Vested	(13,993)	1.16

Cancelled/expired/forfeited	—	—

Unvested restricted stock grants at February 28, 2007	363,007	$1.16

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant.

As of February 28, 2007, there was $683,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. Basic and diluted net loss per share are the same for the three months ended February 28, 2007 and 2006, as all potentially dilutive securities are anti-dilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the three months ended February 28, 2007 and 2006, as their effect was antidilutive (in thousands):

	Three Months Ended February 28,
	2007	2006
Stock options	5,545	5,134
Restricted stock	377	—
Convertible notes	4,565	—

Total	10,487	5,134

2.	Segment and Related Information

The Company’s reportable operating segments are as follows:

Impedance Cardiography (“ICG”)

The ICG segment consists primarily of the development, manufacture and sales of the BioZ® Dx ICG Diagnostics, BioZ® ICG Monitor, BioZ® ICG Module, BioZ® ICG OEM Module Kit and associated BioZtect® and BioZ® Advasense Sensors. These products, which use ICG technology to noninvasively measure the heart’s mechanical characteristics by monitoring its ability to deliver blood to the body, are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold through the Company’s direct sales force and distributors to physicians and hospitals throughout the world. The ICG segment also includes products from the Company’s Medis subsidiary which are diagnostic and monitoring devices such as the Niccomo and Cardioscreen monitors and the Rheoscreen family of measurement devices.

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

Set forth below is information regarding the Company’s reporting segments for the three months ended February 28, 2007 and 2006. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other” includes elimination of intersegment sales (in thousands):

	Three Months Ended February 28,
	2007	2006
Net sales:
ICG	$4,727	$4,103
ECG	2,484	2,425
Intersegment	240	251
Other	(240)	(251)

Consolidated net external sales	7,211	6,528

Gross margin:
ICG	3,506	2,790
ECG	747	862

Consolidated gross margin	4,253	3,652

Gross margin as a percentage of sales:
ICG	74.2%	68.0%
ECG	30.1%	35.5%
Consolidated gross margin as a percentage of net sales	59.0%	55.9%
Income (loss) before income taxes and minority interest:
ICG	(867)	(2,660)
ECG	80	169

Loss before income taxes and minority interest of reportable segments	(787)	(2,491)
Corporate unallocated	(807)	(960)

Consolidated loss before income taxes and minority interest	$(1,594)	$(3,451)

	February 28, 2007	November 30, 2006

Total assets:
ICG	$16,041	$16,724
ECG	21,045	21,133

Total assets of reportable segments	37,086	37,857
Corporate unallocated	(2,235)	(1,469)

Consolidated total assets	$34,851	$36,388

Goodwill included in the table above for the ICG segment at February 28, 2007 and November 30, 2006 was $2,056,000 and $2,052,000, respectively. Goodwill for the ECG segment was $9,521,000 at both February 28, 2007 and November 30, 2006.

During the three months ended February 28, 2007, the Company had no single customer which exceeded 10% of net sales. One customer, Physician Sales and Services (“PSS”), exceeded 10% of net sales during the three months ended February 28, 2006, with sales of $931,000.

As result of the Company’s decision to de-emphasize the distributor sales approach for its ICG capital sales, ICG sales through this distribution customer have significantly decreased and as of September 1, 2006 the Company no longer sold ICG products through PSS. The Company will continue to sell ECG sensors to PSS.

3.	Inventory

Inventory consists of the following (in thousands):

	February 28, 2007	November 30, 2006
Electronic components and subassemblies	$2,692	$2,558
Finished goods	2,271	1,999
Demonstration units	1,389	1,295
Less: provision for obsolete and slow moving inventory	(1,479)	(1,364)
Less: provision for demonstration inventory	(231)	(249)

Inventory, net	$4,642	$4,239

4.	Long-Term Receivables

Under certain circumstances, the Company provides in-house financing at market interest rates to its customers. The long-term receivables resulting from internal financing are collateralized by the individual BioZ systems.

Long-term receivables consist of the following (in thousands):

	February 28, 2007	November 30, 2006
Long-term receivables, net of deferred interest	$1,313	$1,379
Less: allowance for doubtful long-term receivables	(199)	(195)

	1,114	1,184
Less: current portion of long-term receivables	(571)	(614)

Long-term receivables, net	$543	$570

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	February 28, 2007	November 30, 2006
Land	—	$191	$191
Building and improvements	5-35	2,700	2,696
Computer software and equipment	3-5	1,267	1,253
Manufacturing, lab equipment and fixtures	3-20	3,490	3,095
Office furniture and equipment	3-8	426	427
Sales equipment and exhibit booth	3-5	46	46
Auto	5	20	20

		8,140	7,728
Accumulated depreciation		(2,726)	(2,582)
Construction in progress		68	310

Property, plant and equipment, net		$5,482	$5,456

6.	Goodwill and Intangible Assets

The Company accounts for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2006, the Company performed annual impairment reviews of goodwill. Based on these analyses, there was no impairment of goodwill at November 30, 2006. No impairment was identified during the period ending February 28, 2007.

Identifiable intangible assets with finite lives are subject to amortization and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recorded $152,000 and $119,000 of amortization expense during the fiscal quarters ended February 28, 2007 and 2006.

Estimated amortization expense for the years ending November 30 is as follows:

2008	$493,000
2009	$417,000
2010	$390,000
2011	$387,000
2012	$387,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated	February 28, 2007			November 30, 2006
	Life (in years)	Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(854)	$2,046	$2,900	$(781)	$2,119
OEM relationships	10	900	(265)	635	900	(242)	658
Proprietary gel formulas	15	100	(19)	81	100	(18)	82
Trademark and trade name	Indefinite	100	—	100	100	—	100
Developed technology	4 to 5	431	(249)	182	430	(226)	204
Patents	5	129	(82)	47	125	(50)	75

		$4,560	$(1,469)	$3,091	$4,555	$(1,317)	$3,238

7.	Product Warranties

The Company warrants that its stand-alone BioZ Systems shall be free from defects for a period of 60 months (BioZ Dx Diagnostics) and 12 months (BioZ Monitors) from the date of shipment on each new system sold in the United States, 12 months on factory certified/refurbished or demonstration systems and for 13 months on systems sold by CardioDynamics or Medis internationally. Additional years of warranty may be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

The warranty provision is calculated using historical data to estimate the percentage of systems that will require repairs during the warranty period and the average cost to repair a system. This financial model is then used to estimate future probable expenses related to warranty and the required warranty provision. The estimates used in this model are reviewed and updated as actual warranty expenditures change over the product’s life cycle. If actual warranty expenditures differ substantially from the Company’s estimates, revisions to the warranty provision would be required.

The following table summarizes information related to the Company’s warranty provision for the three months ended February 28, 2007, and the year ended November 30, 2006 (in thousands):

	Three months ended February 28, 2007	Year Ended November 30, 2006

Beginning balance	$402	$578
Provision for warranties issued	31	123
Warranty expenditures incurred	(27)	(105)
Adjustments and expirations	5	(194)

Ending balance	$411	$402

8.	Financing Agreements

In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with the bank, and in February 2007, the Company amended the revolving credit line to extend the maturity date to March 11, 2007, and has subsequently extended the maturity date to March 11, 2008 and reduced our maximum available credit from $5,000,000 to $3,000,000. At February 28, 2007 and November 30, 2006, the Company had $1,000,000 of borrowings under the revolving credit line. The interest rate on the revolving credit line was 9.5%, or one and a quarter percent above the bank’s prime rate, at February 28, 2007. Borrowings under the line of credit are subject to certain cash to debt ratios. The Company’s revolving credit line borrowing availability was $467,000 as of February 28, 2007. The Company also has an outstanding term loan with the bank that has a maturity date of November 1, 2008. The interest rate on the term loan was one percent over the bank’s prime rate, or 9.25%, at February 28, 2007. Both loans are subject to adjustment on a monthly basis.

As of February 28, 2007, the Company was in compliance with the covenants and management does not believe that any covenants are reasonably likely to materially limit the Company’s ability to borrow on the credit line. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all assets of the Company.

9.	Long-term Debt

The Company has $5.25 million of 8% subordinated convertible (at $1.15 per share) debt securities due April 2011 (“Convertible Notes”). The amount recorded on the balance sheet at February 28, 2007 for these Convertible Notes has been calculated as follows:

Convertible notes at carrying value at November 30, 2006	$2,781,000
Accretion expense	102,000

Convertible notes carrying value at February 28, 2007	$2,883,000

Long-term debt consists of the following (in thousands):

	February 28, 2007	November 30, 2006
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(2,367)	(2,469)
Secured bank loan payable to Comerica Bank at 9.25% (matures November 2008) (See Note 8)	573	656
Secured bank loans payable to Sparkasse Arnstadt-Ilmenauat 5.3% and 5.9% (matures in 2021) (See Note 11)	375	378
Notes payable to Vermont Economic Development Authority at 5.50% (matures in 2012) (See Note 11)	358	372
Capital leases	39	42

Long-term debt	4,228	4,229
Less current portion	(428)	(428)

Long-term debt, less current portion	$3,800	$3,801

10.	Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three months ended February 28,
	2007	2006
Net loss as reported	$(1,662)	$(3,486)
Foreign currency translation adjustments	49	36

Total other comprehensive loss	$(1,613)	$(3,450)

11.	Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at February 28, 2007 of $602,000 (€456,000), which expire on June 3, 2009 to support deferred acquisition payments associated with the Medis acquisition to be paid annually through 2009. The deferred acquisition payments are reported in the current and long-term liabilities in the consolidated balance sheet.

Operating leases

In November 2006, the Company entered into a sublease agreement which commenced on January 1, 2007 for a portion of its San Diego facility. The terms of the sublease provide for the use of 6,000 square feet of general office space for a period of 24 months at a rate of $10,000 per month commencing in month 3 and increasing to $10,500 in month 13. The sublease provides for one 13 month extension option at $11,000 per month.

Assets pledged on bank revolving credit line and term loan

The Company has pledged all assets as collateral and security in connection with the bank term loan and revolving credit line agreement. In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement, subject to maximum loan availability of $480,000, with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed manufacturing equipment. The note payable is guaranteed by CardioDynamics and secured by the manufacturing equipment.

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

Legal proceedings

The Company is, from time to time, subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2006. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2006 which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2006 as well as interim unaudited financial information for the current fiscal year.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended February 28, 2007 and 2006)

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

We continue to invest in our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare and Philips, both of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and co-developed the BioZ Dx with Philips, the latest generation ICG monitor. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time in order to accelerate the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, and the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks to the greatest extent possible. Please refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2006 for additional information.

Following is a summary of several key financial results in our first quarter of 2007 as compared with the first quarter of 2006, as well as some important milestones we achieved during the first quarter:

•	Net sales increased 10% to $7.2 million, up from $6.5 million;

•	Achieved first quarterly year over year revenue growth in the past 2 years;

•	ICG revenue increased 15% to $4.7 million, up from $4.1 million;

•	ICG domestic direct sales force capital sales productivity improved 20% to 2.8 systems per territory manager, up from 2.3;

•	Installed base of ICG monitors and modules increased 13% to over 7,000 units, up from 6,250;

•	International ICG sales grew 14% to $505,000, up from $443,000;

•	ICG sensor revenue was stable at $1.5 million;

•	ECG revenue increased 2% to $2.5 million, up from $2.4 million;

•	Commenced sole-source national contract with Premier Inc., one of the largest healthcare alliances in the United States; for ECG electrodes, cables and leadwires;

•	Overall gross profit margin was 59%, up from 56%;

•	ICG gross profit margin was 74%, up from 68%;

•	ECG gross profit margin was 30%, down from 36%;

•	Reduced operating expenses by 20% to $5.6 million, down from $7.0 million;

•	Net loss decreased 52% to $1.7 million, down from $3.5 million;

•	Operating cash use reduced 59% to $288,000, down from $711,000; and

•	Cash and short-term investments increased 56% to $4.2 million, up from $2.7 million.

Operating Segments - Our business consists of the following two principal operating segments:

ICG Segment

The ICG segment consists primarily of the development, manufacture and sales of the BioZ Dx ICG Diagnostics, BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical function. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. With the acquisition of Medis in June 2004, the ICG segment also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices. We sell Medis products internationally to physicians, hospitals, researchers and equipment manufacturers.

We derive our ICG segment revenue primarily from the sale of our ICG devices and associated disposable sensors, which are consumed each time a patient test is performed. During the first quarter of 2007, 55% of our ICG revenue came from our disposable ICG sensors, and that percentage has increased each year from approximately 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004, 24% in 2005 and 38% in 2006. We have now shipped over 5.4 million ICG sensor sets to customers since introducing the BioZ in 1997. We employ a workforce of clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems. We believe our CAS investment is important to drive customer satisfaction and the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

In January 2004, CMS issued an updated national coverage determination. Of the six indications previously covered, five are substantially unchanged. One indication, “suspected or known cardiovascular disease,” was revised to specifically allow CMS contractor discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure on three or more anti-hypertensive medications, including a diuretic. This change served to restrict the number of hypertensive patients eligible for CMS reimbursement of ICG monitoring.

In March 2006, we published the results of our multi-center CONTROL study in a leading hypertension journal, Hypertension, which showed that clinician use of BioZ technology helped patients reach targeted blood pressure levels twice as effectively as standard clinical practice. Based on the results of this study, CMS opened the reconsideration review process in response to a request by the Company to evaluate whether to broaden ICG hypertension coverage.

In November 2006, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged and CMS local contractors would continue to have the discretion whether or not to cover ICG for hypertension. Some private insurers cover the BioZ ICG test, including Aetna, Humana, and Blue Cross Blue Shield and others (in select states). We believe that the CMS limitation will continue to negatively impact our results, and therefore continue to have active discussions with CMS and private insurers in an effort to maintain and expand reimbursement indications for ICG.

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

Since the later part of 2005 we have more aggressively pursued Group Purchase Organization (“GPO”), private label and Original Equipment Manufacturer (“OEM”) medical sensor opportunities which has resulted in several new supplier relationships such as a national contract with Premier, Inc., one of the largest healthcare alliances in the United States, including a three year sole-source contract with Premier Inc. for ECG electrodes, cables and leadwires awarded during the first quarter of 2007.

Customers expect a steady, uninterrupted flow of top quality sensors, and we have invested nearly $1.3 million in capital equipment to ensure we can fulfill those requirements. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 55% and 60% of our overall Company revenue in 2007 and 2006, respectively.

Net Sales of ICG Segment – Net sales for the three months ended February 28, 2007 were $4,727,000, compared with $4,103,000 in the three months ended February 28, 2006, an increase of $624,000 or 15%. The net sales increase is largely due to improved productivity of our domestic direct sales force as a result of the positive transition of our sales team from a largely distributor-assisted model to a more clinically focused, direct selling approach. As result of our decision in early 2006 to de-emphasize the distributor sales approach for ICG capital sales, ICG sales through our distribution customers have significantly decreased, and as of September 1, 2006 we ceased selling our ICG products through one of our former large distributors, Physician Sales and Service.

During the three months ended February 28, 2007, sales of ICG devices totaled 138 units, including 16 ICG modules and 122 ICG monitors, of which, 81 were BioZ Dx systems, 23 were BioZ monitors, and 18 were Medis ICG monitors. This compares with first quarter 2006 ICG device sales of 138 units, including 34 ICG modules and 104 ICG monitors, of which, 49 were BioZ Dx systems, 40 were BioZ monitors, and 15 were Medis ICG monitors.

Net sales for the three months ended February 28, 2007 by our domestic direct sales force, which targets physician offices and hospitals, increased by 18% to $4,200,000, from $3,550,000 in the same quarter last year. For the three months ended February 28, 2007, international sales increased by 14% to $505,000, from $443,000 in the same period last year. The increase in the current period was primarily due to strong sales by our Medis division (up 29%), offset somewhat by fewer international placements of our ICG Modules.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue totaled $1,488,000 in the three months ended February 28, 2007, representing 31% of ICG net sales and 21% of consolidated net sales, down from $1,506,000 or 37% of ICG net sales and 23% of consolidated net sales in the same quarter last year.

We offer a Discount Sensor Program to our domestic outpatient customers that provides considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. In addition, our clinical applications team works closely with physicians to integrate ICG into practices through the use of a BioZ® Automated Process (BAP™) that assists in identifying patients who are symptomatic and for whom the physician would benefit by having BioZ® data for clinical assessment. The Company believes that successful integration of BAP™ into physician practices will result in proper utilization and sensor revenue growth.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $129,000 and $147,000 for the three months ended February 28, 2007 and 2006, respectively.

Net Sales of ECG Segment – Net sales of medical sensors by our Vermed division for the three months ended February 28, 2007 increased $59,000 or 2% to $2,484,000 from $2,425,000 in the same quarter in 2006. Although we anticipated that Q1 sales would be lower than Q4 as a result of 8% fewer manufacturing days, due to severe weather during the quarter, there were an additional five days where a significant portion of the manufacturing employees were not able to get to work. As a result, the backlog of booked business increased $130,000 at February 28, 2007 over the backlog at November 30, 2006. In addition, the three-year sole-source contract with Premier that was originally expected to commence in October 2006, actually commenced March 1, 2007 (with the first shipments scheduled for April). This contract is expected to generate approximately $1.1 million in incremental revenue in the first year and increase over the three year term.

Stock-Based Compensation Expense – Operating expenses for the three months ended February 28, 2007 and 2006 include stock-based compensation expense of $101,000 and $75,000, respectively. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin of ICG Segment – Gross margin for the three months ended February 28, 2007 and 2006 was $3,507,000 and $2,790,000, respectively, an increase of $717,000 or 26%. As a percentage of net sales, ICG gross margin in the three months ended February 28, 2007, was 74%, up from 68% in the same quarter last year. The increase in gross margin percentage in the current quarter over the same period last year was primarily due to a 12% higher net average sales price per unit, increased overhead absorption on higher overhead rate, and reduced inventory reserve requirements on BioZ monitor inventory including clinical and field demonstration systems and units returned under BioZ Dx upgrade promotions.

Gross Margin of ECG Segment – Gross margin for the three months ended February 28, 2007 and 2006 was $747,000 and $862,000, respectively, a decrease of $115,000 or 13%. As a percentage of net ECG sales, gross margin was 30% in the three months ended February 28, 2007, compared to

36% in the three months ended February 28, 2006. The decrease in gross margin percentage is primarily the result of lower margins associated with a greater mix of private label and GPO customers, increased depreciation on new automated sensor manufacturing equipment and higher commodity costs, particularly silver, copper, and petroleum based materials.

Research and Development for ICG Segment – We invested $443,000 and $556,000 in research and development in the ICG segment for the three months ended February 28, 2007 and 2006, respectively. The decrease in the three months ended February 28, 2007, is primarily due to lower headcount levels following the corporate restructurings in March 2006.

Research and Development for ECG Segment – Investments in research and development expenses in the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment research and development expenses were $91,000 and $52,000 in the three months ended February 28, 2007 and 2006, respectively, an increase of $39,000 or 75%. The prior year expenses were lower due to the use of in-house research and development personnel to develop customized sensor manufacturing equipment.

Selling and Marketing for ICG Segment – Selling and marketing expenses for the ICG segment decreased by $801,000 or 19% to $3,436,000 in the three months ended February 28, 2007, from $4,237,000 in the comparable quarter last year. The decrease in the three month period of fiscal 2007 are primarily the result of lower personnel costs due to reduced sales headcount resulting from the realignment of the sales force into four regions which reduced personnel costs by $554,000, and savings in travel and meeting costs of $69,000. In addition, the first quarter of 2006 included a $399,000 bad debt expense provision compared with $91,000 required in the same quarter this year. These were partially offset by higher clinical study expenses of $60,000.

As a percentage of ICG segment net sales, selling and marketing expenses decreased to 73% for the three months ended February 28, 2007, compared with 103% for the same quarter last year. The decreased percentage of selling and marketing expenses to ICG net sales in the current three month period is due primarily to the higher BioZ sales levels and reduced expenses relating to the realignment of the sales force discussed above.

Selling and Marketing for ECG Segment – Selling and marketing expenses for the ECG segment relate to Vermed’s telemarketing, customer service and the OEM sales team. For the three months ended February 28, 2007 and 2006, ECG segment selling and marketing expenses were $294,000 and $271,000, respectively, an increase of $23,000 or 8%. The increase in ECG segment selling and marketing expenses in the current three month period is primarily due to higher personnel costs. As a percentage of ECG segment sales (including intersegment), selling and marketing expenses were 11% in the three months ended February 28, 2007 up from 10% in the same period in 2006, for the reasons mentioned above.

Selling and Marketing for Corporate Unallocated – These expenses include general corporate expenses of a non-segment nature such as costs for the corporate business development function, which assists in targeting new market opportunities and complementary technologies through acquisitions or strategic relationships. For the three months ended February 28, 2007, corporate unallocated selling and marketing expenses were $9,000, compared to $60,000 in the same period last year. The reduction in cost during the first quarter of 2007 is a result of the corporate restructuring that occurred during the second quarter of 2006.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the three months ended February 28, 2007 and 2006 were $488,000 and $660,000, respectively, a decrease of $172,000 or 26%. The first quarter decrease is primarily due to a decrease in annual external financial audit fees during the period as compared with the same period in 2006. As a percentage of ICG net sales, general and administrative expenses during the three months ended February 28, 2007, decreased to 10%, down from 16% in the three months ended February 28, 2006.

General and Administrative for ECG Segment – General and administrative expenses for the ECG segment in the three months ended February 28, 2007 were $163,000, down $87,000 or 35% from $250,000 in the same quarter last year. As a percentage of ECG segment sales, (including intersegment), general and administrative expenses were 6% and 9% in the three months ended February 28, 2007 and 2006, respectively. The decrease is primarily due to reduced annual financial audit fees incurred during the quarter.

General and Administrative for Corporate Unallocated – Corporate unallocated items consist of general corporate expenses of a non-segment related nature. For the three months ended February 28, 2007, these expenses were $568,000, down from $819,000 or 31% lower than the same quarter last year. The decrease in the current three month period principally relates to the regulatory compliance costs associated with Section 404 internal control compliance requirements of the Sarbanes-Oxley Act being incurred more evenly throughout the fiscal year.

Amortization of Intangible Assets for ICG Segment – Amortization expense for the three months ended February 28, 2007 was $55,000, compared to amortization expense of $22,000 in the three months ended February 28, 2006. The increase in the current three month period was primarily due to a one time acceleration of previously capitalized patent fees.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 for both of the quarters ended February 28, 2007 and 2006.

Other Income (Expense) for the ICG Segment – Interest income for the ICG segment during the three months ended February 28, 2007 was $40,000, consistent with $41,000 recorded in the same period last year.

Interest expense for the ICG segment was $6,000 and $30,000 in the three months ended February 28, 2007 and 2006, respectively. Other, net expense for the ICG segment was $2,000 for both quarters ended February 28, 2007 and 2006.

Foreign currency translation losses for the three months ended February 28, 2007 and 2006 were $8,000 and $9,000, respectively. The foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect as of the current reporting period.

Other Income for the ECG Segment – Interest income for the ECG segment was $3,000 and $2,000, respectively, for three month periods ended February 28, 2007 and 2006. The increase was due to higher interest rates and cash balances in the current three month period.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the three months ended February 28, 2007 was $31,000, compared with $10,000 in the three months ended February 28, 2006. The increase is due to higher interest rates and cash balances during the quarter ended February 28, 2007.

For the three months ended February 28, 2007 and 2006, corporate unallocated interest expense was $159,000 and $91,000, respectively. The increase is primarily due to accrued interest on the convertible notes issued during the second quarter of 2006. For the three months ended February 28, 2007, we recorded $102,000 of accretion, included in interest expense, related to the discount on the convertible notes issued during the second quarter of 2006. We had no comparable charge in the first quarter of 2006.

Income Tax Provision – For the quarters ending February 28, 2007 and 2006, we recorded a tax provision of $54,000 and $29,000, respectively, related to estimated foreign taxes and estimated minimum U.S income and franchise taxes. Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses.

Minority Interest in Income of Subsidiary – For the three months ended February 28, 2007 we recorded minority interest in the income of Medis, which represents the 20% minority share retained by the sellers, of $14,000, up from $6,000 for the three months ended February 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended February 28, 2007 and 2006 was $288,000 and $711,000, respectively. The reduction in cash use during the three months ended February 28, 2007 was principally due to the significantly decreased operating loss. This was partially offset by lower reductions in trade and long-term accounts receivable balances and higher accrued expenses than the first quarter of 2006.

Net cash used in investing activities for the three months ended February 28, 2007 was $209,000, as compared to $133,000 during the three months ended February 28, 2006. The increase was due to a 38% increase in the purchase of capital equipment at our Vermed division and accrued interest on certificates of deposit.

Net cash used in financing activities for each of the quarters ended February 28, 2007 and 2006, respectively, was $104,000, principally as a result of repayments on various debt agreements.

In August 2006, we entered into a Third Amended and Restated Loan and Security Agreement with the bank, and in February 2007, we extended the maturity date to March 11, 2007, and subsequently amended the revolving credit line to extend the maturity date to March 11, 2008 and reduce the maximum available credit from $5,000,000 to $3,000,000. At February 28, 2007 and November 30, 2006, we had $1,000,000 of borrowings under the credit line. We are in compliance with the bank covenants and borrowings are subject to certain cash to debt ratios resulting in availability under the credit line of $467,000 at February 28, 2007. We also have an outstanding term loan with the bank that has a maturity date of November 1, 2008. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of substantially all of the Company’s assets.

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of February 28, 2007, our outstanding letters of credit totaled $602,000 (€456,000), which reduces the amount of credit available under our revolving credit line.

In April 11, 2006, we issued $5.25 million of 8% subordinated convertible debt securities ("Convertible Notes") to our largest institutional shareholder. The Convertible Notes, originally due in 2009, are convertible into common stock at $1.15 per share. The Convertible Notes were determined to contain an embedded derivative liability because the conversion price of the debt could be adjusted if we issued common stock at a lower price. This required us to bifurcate the embedded conversion option and account for it as a derivative instrument liability.

The proceeds received on issuance of the convertible debt were allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the notes payable being recorded at a significant discount from their face amounts.

On November 29, 2006, we entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes to April 2011, added an investor put option under which the holders may elect to be repaid at the end of the third year, and eliminated the embedded derivative instrument by revising the anti-dilution language. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity.

In March 2005, our Vermed subsidiary entered into a loan and promissory note agreement subject to maximum loan availability of $480,000 with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed automated sensor manufacturing equipment due January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. We do not believe that the covenants are reasonably likely to materially limit our ability to borrow on the loan and promissory note agreement. The note payable is guaranteed by CardioDynamics and is secured by the sensor manufacturing equipment.

At February 28, 2007, we have net operating loss carryforwards of approximately $34 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and our consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

At November 30, 2005, in light of recent losses and other factors, we determined, based on our assessment of both positive and negative, objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, and therefore recorded a valuation allowance for the full amount of the deferred tax assets. Because we have a 100% valuation allowance against our deferred tax assets, we did not recognize an income tax benefit against consolidated pre-tax losses during the 2006 or 2007 periods.

We believe that over the next 12 months, our current cash and cash equivalents balances and future availability under our revolving line of credit will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements. As we consider opportunities to acquire or make investments in other technologies, products and businesses and to re-align our focus, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The Company has not determined the impact, if any, the adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006, will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of SFAS 159 will have on its financial position and results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Our management evaluates its estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventory valuation and reserves for demonstration inventory, potential excess, slow moving, and obsolete inventory, valuation of goodwill and other indefinite lived intangible assets, valuation of long-lived assets, stock based compensation, tax valuation allowance, embedded derivative valuation, and warranty reserve.

The estimates and assumptions are based on historical experience and existing, known circumstances our management believes to be reasonable based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our management believes that there have been no significant changes during the three months ended February 28, 2007, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended November 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially its entire portfolio of cash equivalents and short-term investments in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of February 28, 2007, the Company does not have any short-term investments with maturities of more than three months at the time of purchase.

The Company’s primary exposure to market risk was interest rate risk associated with variable rate debt. See “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. Based on a one percent change in interest rates on variable rate debt, this would have resulted in annual interest expense fluctuating by approximately $14,000 over the twelve months from February 28, 2007.

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

Changes in Internal Controls Over Financial Reporting

The Company has made no significant changes in the Company's internal controls over financial reporting in connection with our quarter ended February 28, 2007 internal control testing and evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

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

CardioDynamics International Corporation

Date: April 9, 2007	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2007	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)