Form 10-Q
period 2007-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2007-07-10
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2007

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

As of July 1, 2007, 49,208,299 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	May 31, 2007	November 30, 2006
	(Unaudited)
Assets (Pledged)
Current assets:
Cash and cash equivalents	$3,233	$3,219
Short-term investments	—	1,510
Accounts receivable, net of allowances of $1,356 at May 31, 2007 and $1,199 at November 30, 2006	4,135	5,520
Inventory	3,776	4,239
Current portion of long-term and installment receivables	427	659
Other current assets	337	370

Total current assets	11,908	15,517
Long-term receivables	496	570
Property, plant and equipment, net	6,080	5,456
Intangible assets, net	1,189	3,238
Goodwill	2,092	11,573
Other assets	33	34

Total assets	$21,798	$36,388

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit—bank	$1,000	$1,000
Accounts Payable	1,120	1,675
Accrued expenses and other current liabilities	602	506
Accrued compensation	1,953	1,632
Income taxes payable	38	128
Current portion of deferred revenue	161	99
Current portion of deferred rent	125	111
Current portion of deferred acquisition payments	190	169
Provision for warranty repairs—current	143	136
Current portion of long-term debt	423	428

Total current liabilities	5,755	5,884

Deferred tax liability	120	—
Long-term portion of deferred revenue	87	119
Long-term portion of deferred rent	230	296
Long-term portion of deferred acquisition payments	190	314
Provision for warranty repairs—long-term	277	266
Long-term debt, less current portion	3,815	3,801

Total long-term liabilities	4,719	4,796

Total liabilities	10,474	10,680

Minority interest	348	302
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at May 31, 2007 or November 30, 2006	—	—
Common stock, no par value, 100,000 shares authorized, 49,208 shares issued and outstanding at May 31, 2007 and November 30, 2006	64,453	64,254
Accumulated other comprehensive income	332	269
Accumulated deficit	(53,809)	(39,117)

Total shareholders’ equity	10,976	25,406

Total liabilities and shareholders’ equity	$21,798	$36,388

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited—in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net sales	$8,090	$7,612	$15,301	$14,140
Cost of sales	3,762	4,053	6,720	6,929

Gross margin	4,328	3,559	8,581	7,211

Operating expenses:
Research and development	540	582	1,074	1,190
Selling and marketing	4,032	3,691	7,771	8,259
General and administrative	906	913	2,125	2,642
Amortization of intangible assets	126	128	278	247
Impairment of intangible assets and goodwill	11,300	—	11,300	—

Total operating expenses	16,904	5,314	22,548	12,338

Loss from operations	(12,576)	(1,755)	(13,967)	(5,127)

Other income (expense):
Interest income	55	59	129	112
Interest expense	(269)	(229)	(536)	(350)
Loss on derivative instruments	—	(694)	—	(694)
Foreign currency loss	(29)	(47)	(37)	(56)
Other, net	6	(1)	4	(3)

Other expense, net	(237)	(912)	(440)	(991)

Loss before taxes and minority interest	(12,813)	(2,667)	(14,407)	(6,118)
Minority interest in income of subsidiary	(21)	(14)	(35)	(20)
Income tax provision	(196)	(62)	(250)	(91)

Net loss	$(13,030)	$(2,743)	$(14,692)	$(6,229)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.06)	$(0.30)	$(0.13)

Weighted-average number of shares used in per share calculation:
Basic and diluted	49,032	48,813	48,933	48,809

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited—in thousands)

	Six Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,692)	$(6,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	35	20
Depreciation	298	347
Amortization of intangible assets	278	247
Impairment of intangible assets and goodwill	11,300	—
Accretion of discount on convertible notes	210	81
Provision for warranty repairs	86	34
Provision for doubtful accounts	545	876
Provision for (reduction in) doubtful long-term receivables	(195)	47
Stock-based compensation expense	199	125
Loss on derivative instruments	—	694
Other non-cash items, net	66	45
Changes in operating assets and liabilities
Accounts receivable	845	2,056
Inventory	(140)	(81)
Long-term and installment receivables	501	876
Other current assets	33	30
Other assets	(3)	16
Accounts payable	(555)	(608)
Accrued expenses and other current liabilities	27	97
Accrued compensation	318	10
Income taxes payable	(91)	40
Deferred taxes	120	—
Deferred revenue	30	(31)
Deferred rent	(52)	(50)

Net cash used in operating activities	(837)	(1,358)

Cash flows from investing activities:
Maturities of short-term investments	1,510	—
Purchases of property, plant and equipment	(303)	(192)

Net cash provided by (used in) investing activities	1,207	(192)

Cash flows from financing activities:
Proceeds from issuance of debt	—	5,304
Repayment of debt	(208)	(1,411)
Payment of deferred acquisition costs	(160)	(166)
Exercise of stock options and warrants	—	18

Net cash provided by (used in) financing activities	(368)	3,745

Effect of exchange rate changes on cash and cash equivalents	12	48

Net decrease in cash and cash equivalents	14	2,243
Cash and cash equivalents at beginning of period	3,219	3,615

Cash and cash equivalents at end of period	$3,233	$5,858

Supplemental disclosures of cash flow information:
Interest paid	$388	$173

Income taxes paid	$176	$46

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

Subsequent to the quarter, on June 25, 2007, CardioDynamics entered into a Stock Purchase Agreement (“Agreement”) pursuant to which CardioDynamics will sell its Vermed subsidiary based in Bellows Falls, Vermont to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of $8,000,000. The transaction is contingent upon a number of customary legal and business conditions and is subject to approval by CardioDynamics’ shareholders. Once approved, the sale is anticipated to close in the latter part of the Company’s fiscal third quarter ending August 31, 2007.

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

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2006 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended May 31, 2007 and cash flows for the six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The Company has not determined the impact, if any, the adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157, will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.

Other items eligible for fair value accounting include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item (e.g., debt issue costs) must be recognized in current period earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, regardless of whether a company has similar instruments that it elects not to measure based on fair value. At the adoption date of SFAS 159, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 159 will have on its financial position and results of operations.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company had no embedded derivatives at May 31, 2007 or November 30, 2006.

Stock-Based Compensation

Effective December 1, 2005, the Company adopted the fair value provisions of Accounting for Stock-Based Compensation (“SFAS 123”) (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method.

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan) which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan. Awards under these plans typically vest over periods of up to four years. In addition, in 1998, Michael K. Perry was granted stock options outside of the Option Plans at a grant date fair market value of $1.625 per share. The options vested over four years and at May 31, 2007, 603,000 of the options are outstanding and exercisable. These options expire on October 15, 2008.

For the three months ended May 31, 2007 and 2006, total stock-based compensation expense included in the consolidated statements of operations was $98,000 and $50,000, respectively. For the six months ended May 31, 2007 and 2006, total stock-based compensation expense included in the consolidated statements of operations was $199,000 and $125,000, respectively, charged as follows (in thousands):

	Three Months Ended May 31		Six Months Ended May 31
	2007	2006	2007	2006
Cost of sales	$5	$4	$8	$7
Research and development	6	18	13	24
Selling and marketing	25	9	51	32
General and administrative	62	19	127	62

Total stock-based compensation expense	$98	$50	$199	$125

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	Three Months Ended May 31		Six Months Ended May 31
	2007	2006	2007	2006
Weighted-average fair value of options granted	$0.52	0.90	$0.65	0.78
Expected volatility	63.9%	67.1%	65.0%	68.0%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.6%	4.9%	4.7%	4.5%
Expected term in years	5.8	5.7	5.8	5.7

Expected Volatility—The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield—The Company has not, and does not, intend to pay dividends.

Risk-free Interest Rate—The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years—The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Forfeitures—Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures, including expirations, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Stock based compensation charges are recognized using the straight-line method over the requisite service period.

The following is a summary of stock option activity under the Option Plans as of May 31, 2007 and changes during the six months ended May 31, 2007:

	Number of options	Weighted- average exercise price
Options outstanding at November 30, 2006	4,877,269	$3.52
Granted	300,448	1.05
Exercised	—	—
Expired/forfeited	(86,574)	1.21
Expired	(528,270)	4.14

Options outstanding at May 31, 2007	4,562,873	$3.33

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at May 31, 2007:

	Options Outstanding			Options Outstanding
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.00	145,648	9.6	$0.83	15,668	$0.86
1.01 - 1.50	1,163,135	8.1	1.20	691,364	1.19
1.51 - 2.00	253,662	3.8	1.69	244,549	1.69
2.01 - 2.50	305,196	1.7	2.24	305,196	2.24
2.51 - 3.00	514,719	5.2	2.89	514,719	2.89
3.01 - 3.50	244,713	2.5	3.20	244,713	3.20
3.51 - 4.00	71,838	5.6	3.76	71,838	3.76
4.01 - 5.00	811,150	5.1	4.54	811,150	4.54
5.01 - 6.00	322,639	5.2	5.63	322,639	5.63
6.01 - 11.88	730,173	5.0	6.19	730,173	6.19

	4,562,873	5.6	$3.33	3,952,009	$3.67

The aggregate intrinsic value of options outstanding at May 31, 2007 was $1,000. The intrinsic value of options exercisable at May 31, 2007 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s ending stock price of $0.72 on May 31, 2007. The weighted-average remaining contractual term for exercisable options is 5.1 years. There were no stock option exercises for the three or six months ended May 31, 2007.

A summary of the Company’s unvested stock options as of May 31, 2007 and changes during the six months ended May 31, 2007, were as follows:

	Number of options	Weighted- average grant date fair value
Unvested stock options at November 30, 2006	540,078	$0.70
Granted	300,448	0.65
Vested	(143,088)	0.66
Expired/forfeited	(86,574)	0.74

Unvested stock options at May 31, 2007	610,864	$0.69

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

A summary of the Company’s unvested restricted stock grants as of May 31, 2007 and changes during the six months ended May 31, 2007, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2006	—	$—
Granted	377,000	1.16
Vested	(34,986)	1.16
Expired/forfeited	—	—

Unvested restricted stock grants at May 31, 2007	342,014	$1.16

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant.

As of May 31, 2007, there was $587,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. Basic and diluted net loss per share are the same for the three and six months ended May 31, 2007 and 2006, as all potentially dilutive securities are anti-dilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended May 31, 2007 and 2006, respectively, as their effect was antidilutive (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Stock options	5,120	4,882	5,021	4,882
Convertible notes	4,565	4,565	4,565	4,565

Total	9,685	9,447	9,586	9,447

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

Electrocardiography (“ECG”) Segment

The ECG medical sensor segment designs, manufactures and sells a broad array of medical device electrodes and related supplies through the Company’s Vermed subsidiary (“Vermed”) based in Bellows Falls, Vermont. These products are used principally in electrocardiogram and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. The products are sold to a diverse client base of medical suppliers, facilities and physicians. On June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics will sell Vermed to MDP an entity formed by certain management team members of Vermed, for a cash purchase price of $8,000,000. The transaction is contingent upon a number of customary legal and business conditions and is subject to approval by CardioDynamics’ shareholders. Once approved, the sale is anticipated to close in the latter part of the Company’s fiscal third quarter ending August 31, 2007. (See footnote 12 – Subsequent Event)

Set forth below is information regarding the Company’s reporting segments for the three and six months ended May 31, 2007 and 2006. The Corporate unallocated items are comprised of general corporate expenses of a non-segment related nature. “Other” includes elimination of intersegment sales (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net sales:
ICG	$5,380	$4,810	$10,107	$8,913
ECG	2,710	2,802	5,194	5,227
Intersegment	265	279	505	530
Other	(265)	(279)	(505)	(530)

Consolidated net external sales	8,090	7,612	15,301	14,140

Gross margin:
ICG	3,403	2,541	6,909	5,331
ECG	925	1,018	1,672	1,880

Consolidated gross margin	4,328	3,559	8,581	7,211

Gross margin as a percentage of sales:
ICG	63.3%	52.8%	68.4%	59.8%
ECG	34.1%	36.3%	32.2%	36.0%

Consolidated gross margin as a percentage of net sales	53.5%	46.8%	56.1%	51.0%

Income (loss) before income taxes and minority interest:
ICG	(1,400)	(1,838)	(2,267)	(4,498)
ECG	(11,109)	291	(11,029)	460

Loss before income taxes and minority interest of reportable segments	(12,509)	(1,547)	(13,296)	(4,038)
Corporate unallocated	(304)	(1,120)	(1,111)	(2,080)

Consolidated loss before income taxes and minority interest	$(12,813)	$(2,667)	$(14,407)	$(6,118)

	May 31, 2007	November 30, 2006
Total assets:
ICG	$14,547	$16,724
ECG	8,308	21,133

Total assets of reportable segments	22,855	37,857
Corporate unallocated	(1,057)	(1,469)

Consolidated total assets	$21,798	$36,388

Goodwill included in the table above for the ICG segment at May 31, 2007 and November 30, 2006 was $2,092,000 and $2,052,000, respectively. As a result of the planned sale of Vermed and the associated impairment charge of approximately $11.3 million recorded during the quarter, we reflect no remaining Goodwill for the ECG segment at May 31, 2007. Goodwill for the ECG segment was $9,521,000 at November 30, 2006.

During the three and six months ended May 31, 2007, the Company had no single customer which exceeded 10% of net sales. One customer, Physician Sales and Services (“PSS”), exceeded 10% of net sales during the three and six months ended May 31, 2006, with sales of $1,036,000 and $1,967,000. As a result of the Company’s decision in early fiscal 2006 to de-emphasize the distributor sales approach for its ICG capital sales, ICG sales through this distribution customer have significantly decreased and as of the fourth quarter of fiscal 2006, the Company no longer sold ICG products through PSS, however the Company has continued to sell ECG sensors to PSS.

3. Inventory

Inventory consists of the following (in thousands):

	May 31, 2007	November 30, 2006
Electronic components and subassemblies	$2,569	$2,558
Finished goods	2,183	1,999
Demonstration units	836	1,295
Less: provision for obsolete and slow moving inventory	(1,615)	(1,364)
Less: provision for demonstration inventory	(197)	(249)

Inventory, net	$3,776	$4,239

On May 31, 2007, the Company transferred $605,000 of demonstration units from inventory to property, plant and equipment. The demonstration units will be depreciated on a straight-line basis over the estimated remaining useful life of the assets. The estimated remaining life of these assets is between 2 to 5 years.

On June 25, 2007, CardioDynamics entered into an Agreement to sell its Vermed subsidiary. Approximately $1.6 million of inventory is included in the sale.

4. Long-Term Receivables

Under certain circumstances, the Company provides in-house financing at market interest rates to its customers. The long-term receivables resulting from internal financing are collateralized by the individual BioZ systems.

Long-term receivables consist of the following (in thousands):

	May 31, 2007	November 30, 2006
Long-term receivables, net of deferred interest	$1,033	$1,379
Less: allowance for doubtful long-term receivables	(155)	(195)

	878	1,184
Less: current portion of long-term receivables	(382)	(614)

Long-term receivables, net	$496	$570

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	May 31, 2007	November 30, 2006
Land	—	$193	$191
Building and improvements	5-35	2,715	2,696
Computer software and equipment	3-5	1,190	1,253
Manufacturing, lab equipment and fixtures	3-20	3,503	3,095
Office furniture and equipment	3-8	424	427
Sales equipment and exhibit booth	2-5	651	46
Auto	5	21	20

		8,697	7,728
Accumulated depreciation		(2,773)	(2,582)
Construction in progress		156	310

Property, plant and equipment, net		$6,080	$5,456

On May 31, 2007, the Company transferred $605,000 of demonstration units from inventory to property, plant and equipment. These units are classified within sales equipment. The demonstration units will be depreciated on a straight-line basis over the estimated remaining useful life of the assets. The estimated remaining life of these assets is between 2 to 5 years.

On June 25, 2007, CardioDynamics entered into an Agreement to sell its Vermed subsidiary. Approximately $4.1 million of property, plant and equipment is included in the sale.

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

In 2006, the Company performed annual impairment reviews of goodwill and intangible assets. Based on these analyses, there was no impairment of goodwill or intangible assets at November 30, 2006. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the Company’s decision to enter into the Agreement with MDP subsequent to the end of the second fiscal quarter on June 25, 2007, (See Footnote 12 – Subsequent Event) the Company determined that it was more likely than not that an asset impairment had occurred and that the assets would have been impaired as of the end of the second quarter ended May 31, 2007. Therefore, an estimated impairment charge of $11.3 million was recorded in the second quarter of 2007 which reduced the goodwill related to the ECG segment to zero and reduced the intangible assets related to the ECG segment by $1.8 million to $987,000.

The Company recorded $278,000 and $247,000 of amortization expense during the six months ended May 31, 2007 and 2006, respectively.

Estimated amortization expense for the years ending November 30 is as follows:

2008	$248,000
2009	$173,000
2010	$144,000
2011	$142,000
2012	$141,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	May 31, 2007				November 30, 2006
		Estimated Cost	Accumulated Amortization	Impairment Losses	Net	Estimated Cost	Accumulated Amortization	Net
Customer lists	10	$2,900	$(926)	$(1,270)	$704	$2,900	$(781)	$2,119
OEM relationships	10	900	(287)	(394)	219	900	(242)	658
Proprietary gel formulas	15	100	(21)	(51)	28	100	(18)	82
Trademark and trade name	Indefinite	100	—	(64)	36	100	—	100
Developed technology	4 to 5	439	(277)		162	430	(226)	204
Patents	5	129	(89)		40	125	(50)	75

		$4,568	$(1,600)	$(1,779)	$1,189	$4,555	$(1,317)	$3,238

On June 25, 2007, CardioDynamics entered into an Agreement to sell its Vermed subsidiary. Approximately $986,000 of intangible assets are included in the sale.

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

The following table summarizes information related to the Company’s warranty provision for the three months ended May 31, 2007, and the year ended November 30, 2006 (in thousands):

	Six months ended May 31, 2007	Year Ended November 30, 2006
Beginning balance	$402	$578
Provision for warranties issued	86	123
Warranty expenditures incurred	(60)	(105)
Adjustments and expirations	(8)	(194)

Ending balance	$420	$402

8. Financing Agreements

In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank. In March 2007, the Company amended its revolving credit line to extend the maturity date to March 11, 2008 and reduced the maximum available credit from $5,000,000 to $3,000,000. At May 31, 2007 and November 30, 2006, the Company had $1,000,000 of borrowings under the revolving credit line. The interest rate on the revolving credit line was 9.5%, or one and a quarter percent above the bank’s prime rate, at May 31, 2007. Borrowings under the line of credit are subject to certain cash to debt ratios. The Company’s revolving credit line borrowing availability was $261,000 as of May 31, 2007. The Company also has an outstanding term loan with the bank that has a maturity date of November 1, 2008. The interest rate on the term loan was one percent over the bank’s prime rate, or 9.25%, at May 31, 2007. Both loans are subject to adjustment on a monthly basis.

As of May 31, 2007, the Company was in compliance with the covenants and management does not believe that any covenants are reasonably likely to materially limit the Company’s ability to borrow on the credit line. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of all assets of the Company.

9. Long-term Debt

The Company has $5.25 million of 8% subordinated convertible (at $1.15 per share) debt securities due April 2011 (“Convertible Notes”). The amount recorded on the balance sheet at May 31, 2007 for these Convertible Notes has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2006	$2,781
Accretion expense	210

Convertible notes carrying value at May 31, 2007	$2,991

Long-term debt consists of the following (in thousands):

	May 31, 2007	November 30, 2006
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(2,259)	(2,469)
Secured bank loan payable to Comerica Bank at 9.25% (matures November 2008) (See Note 8)	492	656
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 5.9% (matures in 2021) (See Note 11)	377	378
Notes payable to Vermont Economic Development Authority at 5.50% (matures in 2012) (See Note 11)	343	372
Capital leases	35	42

Long-term debt	4,238	4,229
Less current portion	(423)	(428)

Long-term debt, less current portion	$3,815	$3,801

On June 25, 2007, CardioDynamics entered into an Agreement to sell its Vermed subsidiary. Approximately $343,000 of long-term debt is included in the sale.

10. Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
Net loss as reported	$(13,030)	$(2,743)	$(14,692)	$(6,229)
Foreign currency translation adjustments	87	196	63	231

Total other comprehensive loss	$(12,943)	$(2,547)	$(14,629)	$(5,998)

11. Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at May 31, 2007 of $613,000 (€456,000), which expire on June 3, 2009 to support deferred acquisition payments associated with the Medis acquisition to be paid annually through 2009. The deferred acquisition payments are segregated and classified as current and long-term liabilities in the consolidated balance sheet.

Operating leases

In June 2004, the Company amended the operating lease for the existing 18,000 square-foot facility in San Diego, California to extend the terms of the lease from July 31, 2007 to December 31, 2007. The amended lease terms provide for additional expansion space of approximately 15,000 square-feet.

In March 2005, the Company amended the operating lease for both the existing and original space in the San Diego, California facility to extend the terms of the lease from December 31, 2007, to December 31, 2009. The lease payments on the original space are $20,000 per month through July 31, 2007, increasing to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the expansion space commenced on November 1, 2004 at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period.

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

Assets pledged on bank revolving credit line and term loan

The Company has pledged all assets as collateral and security in connection with the bank term loan and revolving credit line agreement. In March 2005, the Company’s Vermed subsidiary entered into a loan and promissory note agreement, subject to maximum loan availability of $480,000, with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed manufacturing equipment. The note payable is guaranteed by CardioDynamics and secured by the manufacturing equipment. Release of the CardioDynamics guarantee is a condition to closing of the sale of Vermed.

Contingent obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $418,000 (€310,800), which represents the Company’s 80% share, if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation.

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

The Company has met the conditions and expects to continue to meet the conditions through the contingent obligation date.

Legal proceedings

The Company is, from time to time, subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

12. Subsequent Event

On June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics will sell its Vermed subsidiary based in Bellows Falls, Vermont to Medical Device Partners, Inc., an entity formed by certain management team members of Vermed, for a cash purchase price of $8,000,000. The transaction is contingent upon a number of customary legal and business conditions and is subject to approval by CardioDynamics’ shareholders. Once approved, the sale is anticipated to close in the latter part of the Company’s fiscal third quarter ending August 31, 2007.

The decision to sell Vermed will allow CardioDynamics to focus its resources on its proprietary ICG business, which Management believes continues to hold the highest growth potential, while maintaining a long-term supplier relationship with Vermed for ICG sensors.

As a result of entering into the Agreement with MDP, the Company determined that it was more likely than not that an asset impairment had occurred in the ECG segment and that the assets would likely have been impaired as of the end of the second quarter ended May 31, 2007. Therefore, under FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” an estimated impairment charge of $11.3 million ($0.23 per diluted share) was recorded in the second quarter of 2007 which reduced the goodwill related to the ECG segment to zero and reduced the intangible assets related to the ECG segment by $1.8 million to $987,000.

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

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended May 31, 2007 and 2006)

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

Just as electrocardiography (“ECG”) noninvasively measures the heart’s electrical function, ICG makes it possible to noninvasively measure the heart’s mechanical function. Our ICG devices measure 12 hemodynamic (blood flow) parameters which describe the blood flow the heart pumps, the resistance from the blood vessels that the heart is pumping against, the strength of heart contraction, and the amount of fluid in the chest.

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

We continue to invest in our partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare and Philips, both of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and we co-developed the BioZ Dx with Philips, the latest generation ICG monitor. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time in order to accelerate the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, and the inability to hire, train, and retain the necessary sales and clinical personnel or not having adequate financial resources to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks to the greatest extent possible. Please refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2006 for additional information regarding risks that we face.

Following is a summary of several key financial results in our second quarter of 2007 as compared with the second quarter of 2006, as well as some important milestones we achieved during the second quarter:

•	Net sales increased 6% to $8.1 million, up from $7.6 million;

•	ICG revenue increased 12% to $5.4 million, up from $4.8 million;

•	7,330 ICG monitors and modules sold to date, up 12% from 6,561 one year ago;

•	ICG device sales totaled 196 units, including 125 ICG monitors, 81 of which were BioZ Dx systems, 21 BioZ monitors, and 23 Medis ICG monitors, up from 119 ICG monitors in the second quarter of 2006;

•

Field headcount totaled 68 field associates, including 34 U.S. territory managers and 26 clinical application specialists, compared with 60 field associates in second quarter 2006 including 31 U.S. territory managers and 20 clinical application specialists.

•	ICG sensor revenue grew 4% to $1.7 million, up from $1.6 million;

•	ECG revenue declined 3% to $2.7 million, down from $2.8 million;

•	Overall gross profit margin was 54%, up from 47%;

•	ICG gross profit margin was 63%, up from 53%;

•	ECG gross profit margin was 34%, down from 36%;

•

Net loss from operations, was $12.6 million which includes an $11.3 million non-cash impairment charge related to the sale of Vermed, compared with a net loss from operations of $1.8 million in the second quarter of 2006;

•	Operating cash use reduced 17% to $551,000 in the second quarter of 2007, down from $647,000 in the same quarter last year;

•

Commenced landmark PREVENT-HF trial, a multinational randomized controlled trial evaluating whether serial BioZ monitoring in chronic heart failure management will delay or prevent heart failure-related hospitalizations compared with standard clinical care;

•

Awarded a three-year, sole-source national contract with Premier Purchasing Partners L.P., the group purchasing division of Premier, Inc. one of the largest healthcare alliances in the United States for ECG electrodes, cables and leadwires;

•

Entered into a joint marketing agreement with Spacelabs Healthcare, Inc. which enables Spacelabs to utilize our ICG products in centralized data collection and processing in pharmaceutical and device clinical trials.

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

We derive our ICG segment revenue primarily from the sale of our ICG devices and associated disposable sensors, which are consumed each time a patient test is performed. During the second quarter of 2007, 31% of our ICG revenue came from our disposable ICG sensors, and that percentage has increased each year from approximately 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004, 24% in 2005 and 32% in 2006. We have now shipped over 5.7 million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998. We employ a workforce of clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems. We believe our CAS investment is important to drive customer satisfaction and the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

In January 2004, the Center for Medicare & Medicaid Services (“CMS”) issued an updated national coverage determination. Of the six indications previously covered, five are substantially unchanged. One indication, “suspected or known cardiovascular disease,” was revised to specifically allow CMS contractor discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure on three or more anti-hypertensive medications, including a diuretic. This change served to restrict the number of hypertensive patients eligible for CMS reimbursement of ICG monitoring.

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

In November 2006, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged and CMS local contractors would continue to have the discretion whether or not to cover ICG for hypertension. Some private insurers cover the BioZ ICG test, including Aetna, Humana, and Blue Cross Blue Shield as well as others (in select states). We believe that the CMS limitation will continue to negatively impact our results, and therefore continue to have active discussions with CMS and private insurers in an effort to maintain and expand reimbursement indications for ICG.

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

Since the later part of 2005 we have more aggressively pursued Group Purchase Organization (“GPO”), private label and Original Equipment Manufacturer (“OEM”) medical sensor opportunities which has resulted in several new supplier relationships such as a national contract with Premier, Inc., one of the largest healthcare alliances in the United States, including a three year sole-source contract with Premier Inc. for ECG electrodes, cables and leadwires awarded during the first quarter of 2007. These GPO and OEM opportunities typically carry much lower gross margins than our traditional regional distributor and end user ECG sales. When combined with our ICG sensor sales, the disposable sensor revenue stream comprised 54% and 58% of our overall Company revenue in 2007 and 2006, respectively.

On June 25, 2007, CardioDynamics entered into a Stock Purchase Agreement (“Agreement”) pursuant to which CardioDynamics will sell its Vermed subsidiary based in Bellows Falls, Vermont to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of $8,000,000. The transaction is contingent upon a number of customary legal and business conditions and is subject to approval by CardioDynamics’ shareholders. Once approved, the sale is anticipated to close in the latter part of the Company’s fiscal third quarter ending August 31, 2007.

The decision to sell Vermed will allow CardioDynamics to focus its resources on its proprietary ICG business, which Management believes continues to hold the highest growth potential, while maintaining a long-term preferential relationship with Vermed for ICG sensors.

As a result of entering into the Agreement, with MDP, the Company determined that it was more likely than not that an asset impairment had occurred in the ECG segment and that the assets would likely have been impaired as of the end of the second quarter ended May 31, 2007. Therefore, under FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” an estimated impairment charge of $11.3 million ($0.23 per diluted share) was recorded in the second quarter of 2007 which reduced the goodwill related to the ECG segment to zero and reduced the intangible assets related to the ECG segment by $1.8 million to $987,000.

Net Sales of ICG Segment – Net sales for the three months ended May 31, 2007 were $5,380,000, compared with $4,810,000 in the three months ended May 31, 2006, an increase of $570,000 or 12%. Net sales for the six months ended May 31, 2007 were $10,107,000, compared with $8,913,000 during the six months ended May 31, 2006, an increase of $1,194,000 or 13%. The net sales increases in both periods are due to a combination of 11% higher average ICG monitor sales prices, 4% increase in ICG sensor revenue and 14% improved unit productivity of our domestic direct sales force as a result of the positive transition of our sales team from a largely distributor-assisted model to a more clinically focused, direct selling approach. As result of our decision in early 2006 to de-emphasize the distributor sales approach for ICG capital sales, ICG sales through our distribution customers have significantly decreased, and as of September 1, 2006 we ceased selling our ICG products through one of our former large distributors, Physician Sales and Service.

During the three months ended May 31, 2007, sales of ICG devices totaled 196 units, including 71 ICG modules and 125 ICG monitors, of which, 81 were BioZ Dx systems, 21 were BioZ monitors, and 23 were Medis ICG monitors. This compares with second quarter 2006 ICG device sales of 234 units, including 115 ICG modules and 119 ICG monitors, of which, 70 were BioZ Dx systems, 29 were BioZ monitors, and 20 were Medis ICG monitors.

During the six months ended May 31, 2007, sales of ICG devices totaled 334 units, including 87 ICG modules and 247 ICG monitors, of which, 162 were BioZ Dx systems, 44 were BioZ monitors, and 41 were Medis ICG monitors. This compares to the six months ended May 31, 2006 with ICG device sales of 372 units, including 149 ICG modules and 223 ICG monitors, of which, 119 were BioZ Dx systems, 69 were BioZ monitors, and 35 were Medis ICG monitors.

Net sales for the three months ended May 31, 2007 by our domestic direct sales force, which targets physician offices and hospitals, increased 19% to $4,557,000, from $3,834,000 in the same quarter last year. Net sales for the six months ended May 31, 2007 by our domestic sales force increased 18% to $8,732,000, from $7,384,000 when compared to the six months ended May 31, 2006.

For the three months ended May 31, 2007, international sales decreased by $14,000 or 2% to $708,000 from $722,000 in the same period last year. The decrease in the current period was primarily due to lower international placements of our ICG Modules. This was partially offset by a 14% increase in sales by our Medis division. International sales in the six months ended May 31, 2007 and 2006 were $1,212,000 and $1,164,000, respectively, an increase of $48,000 or 4%. The increase in the current six month period is primarily due a 21% increase in sales by Medis, partially offset by a one unit reduction in the number of BioZ Systems sold during the first six months of fiscal 2007, as compared to the same period last year.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 4% in the three months ended May 31, 2007 to $1,691,000, representing 31% of ICG net sales and 21% of consolidated net sales, up from $1,630,000 or 34% of ICG net sales and 21% of consolidated net sales in the same quarter last year. In the six months ended May 31, 2007, recurring ICG sensor revenue increased 1% to $3,179,000, representing 33% of ICG net sales and 21% of consolidated net sales compared to $3,136,000 or 31% of ICG net sales and 22% of consolidated net sales.

We offer a Discount Sensor Program to our domestic outpatient customers that provides considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. In addition, our clinical applications team works closely with physicians to integrate ICG into practices through the use of a BioZ Automated Process (“BAP”™) that assists in identifying patients who are symptomatic and for whom the physician would benefit by having BioZ data for clinical assessment. The Company believes that successful integration of BAP into physician practices will result in proper utilization and sensor revenue growth.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $205,000 and $179,000 for the three months ended May 31, 2007 and 2006, respectively, and $334,000 and $325,000 for the six months ended May 31, 2007 and 2006, respectively.

Net Sales of ECG Segment – Net sales of medical sensors by our Vermed division for the three months ended May 31, 2007 decreased $92,000 or 3% to $2,710,000 from $2,802,000 in the same quarter in 2006. For the six months ended May 31, 2007, Vermed’s medical sensor net sales were $5,194,000, down $33,000 or 1% from $5,227,000 in the first half of 2006. The decreases in the three and six month periods of 2007 is primarily due to a significant price reduction required earlier this year to retain certain distributor business.

Stock-Based Compensation Expense – Operating expenses for the three months ended May 31, 2007 and 2006 include stock-based compensation expense of $98,000 and $50,000, respectively. Stock-based compensation expenses for the six months ended May 31, 2007 and 2006 were $199,000 and $125,000, respectively. The increases over the 2006 periods is principally due to equity based awards to officers and directors granted during the first quarter of 2007 in lieu of cash compensation. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin of ICG Segment – Gross margin for the three months ended May 31, 2007 and 2006 was $3,403,000 and $2,541,000, respectively, an increase of $862,000 or 34%. As a percentage of net sales, ICG gross margin in the three months ended May 31, 2007, was 63%, up from 53% in the same quarter last year. Gross margin for the six months ended May 31, 2007 and 2006 was $6,909,000 and $5,331,000, respectively, an increase of $1,578,000 or 30%. As a percentage of net sales, gross margin in the six months ended May 31, 2007, was 68%, up from 60% in the first six months of last year. The increase in gross margin percentage in the current quarter over the same period last year was primarily due to a 7% higher net average sales price per unit, increased overhead absorption of $421,000 due to higher overhead rates, and reduced obsolescence expense on BioZ monitor inventory including clinical and field demonstration systems and units returned under BioZ Dx upgrade promotions of $160,000.

Gross Margin of ECG Segment – Gross margin for the three months ended May 31, 2007 and 2006 was $925,000 and $1,018,000, respectively, a decrease of $93,000 or 9%. As a percentage of net ECG sales, gross margin was 34% in the three months ended May 31, 2007, compared to 36% in the three months ended May 31, 2006. Gross margin for the six months ended May 31, 2007 and 2006 was $1,672,000 and $1,880,000, respectively, a decrease of $208,000 or 11%. As a percentage of net sales, gross margin in the six months ended May 31, 2007, was 32%, down from 36% in the first six months of last year. The decrease in gross margin percentage in both periods is primarily the result of lower margins associated with price reductions to a significant national distributor and increased depreciation expense on new automated sensor manufacturing equipment of $10,000 and $28,000 for the three and six months ending May 31, 2007, respectively.

Research and Development for ICG Segment – We invested $454,000 and $508,000 in research and development in the ICG segment for the three months ended May 31, 2007 and 2006, respectively. In the six months ended May 31, 2007, we reduced our expenditures on research and development by 16% to $897,000 from $1,064,000 in the same period last year. The decrease in the three and six months ended May 31, 2007 is primarily due to lower staff levels.

Research and Development for ECG Segment – Investments in research and development expenses in the ECG segment primarily relate to research, design and testing of Vermed product enhancements and extensions as well as modifications for private label products. ECG segment research and development expenses were $86,000 and $74,000 in the three months ended May 31, 2007 and 2006, respectively, an increase of $12,000 or 16%. Research and development expenses in the six months ended May 31, 2007 and 2006 were $177,000 and $126,000, respectively, an increase $51,000 or 40%. The increase in expenses during the current three and six month periods is principally due to the addition of engineering personnel.

Selling and Marketing for ICG Segment – Selling and marketing expenses for the ICG segment increased by $334,000 or 10% to $3,670,000 in the three months ended May 31, 2007, from $3,336,000 in the comparable quarter last year. In the six months ended May 31, 2007 and 2006, selling and marketing expenses were $7,106,000 and $7,573,000, a decrease of $467,000 or 6%. The increase in the current quarter is primarily the result of higher personnel costs due to increased CAS headcount and travel related expenses of $240,000 and a $92,000 respectively. The overall decrease in the first half of 2007 is principally due to a reduction in bad debt expense of $361,000 and lower legal expenses of $74,000.

As a percentage of ICG net sales, selling and marketing expenses decreased to 68% for the three months ended May 31, 2007, compared with 69% for the same quarter last year. In the six months ended May 31, 2007, selling and marketing expenses as a percentage of ICG net sales were 70%, compared with 85% in the first six months of 2006. The decreased percentage of selling and marketing expenses to ICG net sales in the current year’s three and six month periods is due primarily to lower bad debt and legal expenses, as described above divided by the higher ICG sales levels.

Selling and Marketing for ECG Segment – Selling and marketing expenses for the ECG segment are primarily related to Vermed’s telemarketing, customer service and the OEM sales team. For the three months ended May 31, 2007 and 2006, ECG segment selling and marketing expenses were $352,000 and $314,000, respectively, an increase of $38,000 or 12%. ECG segment selling and marketing expenses in the six months ended May 31, 2007 and 2006 were $646,000 and $585,000, respectively, an increase of $61,000 or 10%. The increase in selling and marketing expenses in the current three and six month periods is primarily due to additional sales management personnel, and higher trade show, travel, advertising and promotion costs. As a percentage of net ECG sales, selling and marketing expenses increased to 13% for the three months and 12% for the six months ended May 31, 2007 as compared with 11% in the three and six months ended May 31, 2006. These increases are principally related to increased personnel and tradeshow expenses in the 2007 periods.

Selling and Marketing for Corporate Unallocated – These expenses include general corporate expenses of a non-segment nature such as costs for the corporate business development function, which assists in targeting new market opportunities and complementary technologies through acquisitions or strategic relationships. For the three and six months ended May 31, 2007, corporate unallocated selling and marketing expenses were $10,000 and $19,000, respectively, compared with $41,000 and $101,000, respectively in the same periods last year. The reductions in both periods are the result of the elimination of a dedicated business development function as part of a corporate restructuring in the second quarter of 2006.

General and Administrative for ICG Segment – General and administrative expenses for the ICG segment in the three months ended May 31, 2007 were $633,000, up $173,000 or 38% from $460,000 in the same quarter last year. The increase in the current quarter is primarily due to higher personnel and related expenses of $52,000 and higher stock-based compensation charges of $46,000. In the six months ended May 31, 2007, ICG general and administrative expenses were $1,096,000 compared to $1,095,000 in the six months ended May 31, 2006, an increase of $1,000 or less than 1%. As a percentage of ICG net sales, general and administrative expenses during the three and six months ended May 31, 2007 were 12% and 11%, respectively, as compared to 10% and 12%, respectively, in the three and six months ended May 31, 2006.

General and Administrative for ECG Segment – General and administrative expenses for the ECG segment in the three months ended May 31, 2007 were $203,000, down $45,000 or 18% from $248,000 in the same quarter last year. In the six months ended May 31, 2007 ECG general and administrative expenses were $391,000 compared with $523,000 in the six months ended May 31, 2006, a decrease of $132,000 or 25%. As a percentage of ECG net sales, general and administrative expenses were 7% and 9% for the three months ended May 31, 2007 and 2006 respectively. In the six months ended May 31, 2007, general and administrative expenses as a percentage of ECG net sales were 8%, down from 10% in the same period last year. The decrease is primarily due to decreased annual financial audit fees.

General and Administrative for Corporate Unallocated – Corporate unallocated items consist of general corporate expenses of a non-segment related nature. For the three months ended May 31, 2007, these expenses were $70,000, down from $205,000 or 66% from the same quarter last year. In the six months ended May 31, 2007, corporate unallocated expenses were $638,000, compared with $1,024,000 in the six months ended May 31, 2006, down $386,000 or 38%. The decrease in the three and six months ended May 31, 2006 was primarily due to a reduction in unallocated accounting costs associated with Section 404 internal control compliance requirements of the Sarbanes-Oxley Act in the 2007 periods.

Amortization of Intangible Assets for ICG Segment – For the three months ended May 31, 2007, amortization expense for the ICG segment was $29,000, compared with $32,000 in the second quarter of fiscal 2006. For the first six months of fiscal 2006, amortization expense was $84,000, compared with $54,000 in the same six month period in 2006. The increase for the current six month period is principally due to a one time acceleration of previously capitalized patent fees, recorded in the first quarter of 2007.

Amortization of Intangible Assets for ECG Segment – Amortization expense for intangible assets for the ECG segment was $97,000 and $96,000 for the three months ended May 31, 2007 and 2006, respectively. Amortization expense for intangible assets for the six months ended May 31, 2007 and 2006 was $194,000 and $193,000, respectively.

Impairment of Intangible Assets and Goodwill for ECG Segment – As a result of entering into the Agreement on June 25, 2007, whereby CardioDynamics intends to sell its Vermed subsidiary to MDP, an entity formed by certain management team members of Vermed, for a cash purchase price of $8,000,000, the Company determined that it was more likely than not that an asset impairment had occurred in the ECG segment and that the assets would likely have been impaired as of the end of the second quarter ended May 31, 2007. Therefore, under FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” an estimated impairment charge of $11.3 million was recorded in the second quarter of 2007 which reduced the goodwill related to the ECG segment to zero and reduced the intangible assets related to the ECG segment by $1.8 million to $987,000. The sale transaction is contingent upon a number of customary legal and business conditions and is subject to approval by CardioDynamics’ shareholders.

Other Income (Expense) for the ICG Segment – Interest income for the ICG segment during the three months ended May 31, 2007 and 2006 was $30,000 and $35,000, respectively. Interest income for the six months ended May 31, 2007 and 2006 was $70,000 and $76,000, respectively. The decrease in interest income is due to fewer internally financed leases.

Interest expense for the ICG segment was $3,000 and $30,000 in the three months ended May 31, 2007 and 2006, respectively. Interest expense for the six months ended May 31, 2007 and 2006 was $9,000 and $60,000, respectively. The decrease for the three and six month periods is principally due to the repayment of $1.3 million of bank debt in the second quarter of 2006 and subsequent elimination of interest on the retired debt.

Foreign currency translation losses for the three months ended May 31, 2007 and 2006 were $29,000 and $47,000, respectively. Foreign currency translation losses for the six months ended May 31, 2007 and 2006 were $37,000 and $56,000, respectively. The foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect as of the current reporting period.

Other income for the ICG segment was $5,000 for the period ending May 31, 2007, as compared to a net loss of $1,000 for the prior year quarter ended May 31, 2006. Other income was $3,000 for the six months ending May 31, 2007, as compared to a loss of $3,000 for the six months ended May 31, 2006.

Other Income for the ECG Segment – Interest income for the ECG segment was $3,000 and $5,000, respectively, for three month periods ended May 31, 2007 and 2006. Interest income was $6,000 and $7,000, respectively, for the six month periods ended May 31, 2007 and 2006. The decrease was due to lower average cash balances in the periods.

Other Income (Expense) for Corporate Unallocated – Corporate unallocated interest income for the three months ended May 31, 2007 was $22,000, compared with $19,000 in the three months ended May 31, 2006. Interest income was $53,000 and $29,000, respectively, for the six month periods ended May 31, 2007 and 2006. The increase is due to higher interest rates and cash balances during the periods.

For the three months ended May 31, 2007 and 2006, corporate unallocated interest expense was $266,000 and $199,000, respectively. For the six months ended May 31, 2007 and 2006, corporate unallocated interest expense was $527,000 and $290,000, respectively. The increase is primarily due to interest expense and accretion expense related to the discount on the $5.25 million 8% subordinated convertible notes issued in April 2006 (“Convertible Notes”).

Income Tax Provision – For the quarters ending May 31, 2007 and 2006, we recorded a tax provision of $196,000 and $62,000, respectively. For the six months ending May 31, 2007 and 2006, we recorded a tax provision of $250,000 and $91,000, respectively. These tax provisions in each of the periods include estimated foreign taxes and estimated minimum U.S. income and franchise taxes. The second quarter of 2007 also includes $120,000 of tax provision related to the deferred tax liability created by current year tax amortization related to the Vermed goodwill. This provision will reverse upon the close of the Vermed sale anticipated to close in the latter part of our fiscal third quarter ending August 31, 2007. Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses.

Minority Interest in Income of Subsidiary – For the three months ended May 31, 2007 we recorded minority interest in the income of Medis, which represents the 20% minority share retained by the sellers, of $21,000, up from $14,000 for the three months ended May 31, 2006. We recorded minority interest of $35,000 and $20,000, respectively, for the six month periods ended May 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities to fund losses for the six months ended May 31, 2007 and 2006 was $837,000 and $1,358,000, respectively. The reduction in cash use during the six months ended May 31, 2007 was principally due to increased gross margins on higher sales and reduced ongoing operating expenses.

Net cash provided by investing activities for the six months ended May 31, 2007 was $1,207,000, as compared with cash used in investing activities of ($192,000) in the six months ended May 31, 2006. The cash provided was due to the maturity in the second quarter of 2007 of $1,510,000 of certificates of deposit classified as short-term investments at November 30, 2006. This was partially offset by a $111,000 increase in the purchase of ECG capital equipment.

Net cash used in financing activities for the six months ended May 31, 2007 was ($368,000), as compared with cash provided of $3,745,000 in the 2006 six month period. The principal difference between the periods was the issuance of the Convertible Notes partially offset by the repayment of $1.3 million of bank debt during the second quarter of 2006.

In August 2006, we entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank, and subsequently amended the revolving credit line to extend the maturity date to March 11, 2008 and reduce the maximum available credit from $5,000,000 to $3,000,000. At May 31, 2007 and November 30, 2006, we had $1,000,000 of borrowings under the credit line. We are in compliance with the bank covenants and borrowings are subject to certain cash to debt ratios resulting in availability under the credit line of $261,000 at May 31, 2007. We also have an outstanding term loan with the bank that has a maturity date of November 1, 2008. The obligations of the Company under the revolving credit line and the term loan are secured by a pledge of substantially all of the Company’s assets. Upon completion of the pending sale of our Vermed subsidiary, we intend to repay all borrowings under the line of credit and term loan.

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of May 31, 2007, our outstanding letters of credit totaled $613,000 (€456,000), which reduces the amount of credit available under our revolving credit line.

In April 11, 2006, we issued $5.25 million of Convertible Notes to our largest institutional shareholder. The Convertible Notes, originally due in 2009, are convertible into common stock at $1.15 per share. The Convertible Notes were determined to contain an embedded derivative liability because the conversion price of the debt could be adjusted if we issued common stock at a lower price. This required us to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The proceeds received on issuance of the convertible debt were allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the notes payable being recorded at a significant discount from their face amounts.

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

In March 2005, our Vermed subsidiary entered into a loan and promissory note agreement subject to maximum loan availability of $480,000 with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed automated sensor manufacturing equipment due January 2012. Under the terms of the loan, Vermed is required to maintain certain debt coverage levels and current ratios. We do not believe that the covenants are reasonably likely to materially limit our ability to borrow on the loan and promissory note agreement. The note payable is guaranteed by CardioDynamics and is secured by the sensor manufacturing equipment. Release of the CardioDynamics guarantee is a condition of the closing of the sale of Vermed.

At May 31, 2007, we have net operating loss carryforwards of approximately $47 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and our consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

On June 25, 2007, we entered into the Agreement pursuant to which we will sell our Vermed subsidiary to MDP for a cash purchase price of $8,000,000. The transaction is contingent upon a number of customary legal and business conditions and is subject to approval by our shareholders. Once approved, the sale is anticipated to close in the latter part of our fiscal third quarter ending August 31, 2007. We intend on using the proceeds from the sale of Vermed in the continued expansion of our sales and clinical application specialist team, in clinical trial research, for core technology improvements, and for general working capital requirements.

We believe that over the next 12 months, our current cash and cash equivalents balances, proceeds from the sale of Vermed and future availability under our revolving line of credit will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements. If the sale of Vermed does not occur, then we would consider other equity or debt financing arrangements including the sale and lease back of the Vermed or Medis facilities. As we consider opportunities to acquire or make investments in other technologies, products and businesses and to re-align our focus, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157, will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and

Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.

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

If any of our key assumptions relating to the annual or interim review were to be significantly different from actual future period results, then we would be required to reduce the carrying value of the intangible assets. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. We have recorded an impairment charge on goodwill and other intangible assets of our ECG segment of $11.3 million resulting from the June 25, 2007 signed definitive Vermed sales agreement discussed above.

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

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. We have recorded an impairment charge on goodwill and other intangible assets of our ECG segment of $11.3 million resulting from the June 25, 2007 signed definitive Vermed sales agreement discussed above.

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

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially its entire portfolio of cash equivalents and short-term investments in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of May 31, 2007, the Company does not have any short-term investments with maturities of more than three months at the time of purchase.

The Company’s primary exposure to market risk was interest rate risk associated with variable rate debt. See “Item 2. Management’s Discussion and Analysis – Liquidity and Capital Resources” for further description of this debt instrument. Based on a one percent change in interest rates on variable rate debt, this would have resulted in annual interest expense fluctuating by approximately $13,000 over the twelve months from May 31, 2007.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risks related to foreign currency exchange rates, through its German subsidiary, and has concluded that the market risk exposure is not material at this time.

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

Changes in Internal Controls Over Financial Reporting

The Company has made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended May 31, 2007 internal control testing and evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

CardioDynamics International Corporation

Date: July 10, 2007	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: July 10, 2007	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)