Form 10-Q
period 2007-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2007-10-10
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

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

As of October 1, 2007, 49,358,299 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	August 31, 2007	November 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,898	$2,368
Cash and cash equivalents—restricted	456	—
Short-term investments	—	1,510
Accounts receivable, net of allowances of $1,233 at August 31, 2007 and $977 at November 30, 2006	3,761	4,587
Inventory	2,128	2,727
Current portion of long-term and installment receivables	387	659
Other current assets	383	353
Current assets held for sale	—	3,313

Total current assets	15,013	15,517
Long-term receivables	425	570
Property, plant and equipment, net	1,924	1,530
Intangible assets, net	191	280
Goodwill	2,125	2,052
Other assets	30	34
Long-term assets held for sale	—	16,405

Total assets	$19,708	$36,388

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit—bank	$—	$1,000
Accounts Payable	1,628	1,313
Accrued expenses and other current liabilities	797	462
Accrued compensation	1,779	1,464
Income taxes payable	73	128
Current portion of deferred revenue	136	99
Current portion of deferred rent	131	111
Current portion of deferred acquisition payments	193	169
Provision for warranty repairs—current	145	136
Current portion of long-term debt	30	357
Current portion of liabilities related to assets held for sale	—	645

Total current liabilities	4,912	5,884

Long-term portion of deferred revenue	63	119
Long-term portion of deferred rent	197	296
Long-term portion of deferred acquisition payments	193	314
Provision for warranty repairs—long-term	243	266
Long-term debt, less current portion	3,482	3,500
Long-term portion of liabilities related to assets held for sale	—	301

Total long-term liabilities	4,178	4,796

Total liabilities	9,090	10,680

Minority interest	360	302
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at August 31, 2007 or November 30, 2006	—	—
Common stock, no par value, 100,000 shares authorized, 48,831 and 49,358 shares issued and outstanding at August 31, 2007 and November 30, 2006, respectively	64,522	64,254
Accumulated other comprehensive income	398	269
Accumulated deficit	(54,662)	(39,117)

Total shareholders’ equity	10,258	25,406

Total liabilities and shareholders’ equity	$19,708	$36,388

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net sales	$5,591	$5,162	$15,699	$14,075
Cost of sales	1,554	1,988	4,740	5,569

Gross margin	4,037	3,174	10,959	8,506

Operating expenses:
Research and development	420	415	1,317	1,480
Selling and marketing	3,977	3,395	11,101	11,069
General and administrative	772	827	2,437	2,935
Amortization of intangible assets	30	33	115	87

Total operating expenses	5,199	4,670	14,970	15,571

Loss from operations	(1,162)	(1,496)	(4,011)	(7,065)

Other income (expense):
Interest income	40	114	163	218
Interest expense	(269)	(322)	(804)	(671)
Gain on derivative instruments	—	2,158	—	1,464
Foreign currency loss	(7)	(1)	(44)	(57)
Other, net	4	7	5	4

Other income (expense), net	(232)	1,956	(680)	958

Income (loss) before taxes and minority interest	(1,394)	460	(4,691)	(6,107)
Minority interest in (income) loss of subsidiary	(11)	1	(45)	(19)
Income tax (provision) benefit	56	(23)	(195)	(114)

Income (loss) from continuing operations	(1,349)	438	(4,931)	(6,240)
Income (loss) from discontinued operations, net of income tax	496	227	(10,614)	676

Net income (loss)	$(853)	$665	$(15,545)	$(5,564)

Basic per share amounts:
Income (loss) from continuing operations	$(0.03)	$0.01	$(0.10)	$(0.13)
Income (loss) from discontinued operations	$0.01	$0.00	$(0.22)	$0.01
Net income (loss)	$(0.02)	$0.01	$(0.32)	$(0.11)

Diluted per share amounts:
Income (loss) from continuing operations	$(0.03)	$0.01	$(0.10)	$(0.13)
Income (loss) from discontinued operations	$0.01	$0.00	$(0.22)	$0.01
Net income (loss)	$(0.02)	$0.01	$(0.32)	$(0.11)

Weighted-average number of shares used in per share calculation:
Basic	49,215	48,827	49,027	48,815

Diluted	49,215	48,833	49,027	48,815

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Nine Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(4,931)	$(6,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	45	19
Depreciation	286	360
Amortization of intangible assets	115	87
Accretion of discount on convertible notes	321	236
Provision for warranty repairs	114	148
Provision for doubtful accounts	791	1,415
Reduction in provision for doubtful long-term receivables	(57)	(203)
Stock-based compensation expense	269	168
Gain on derivative instruments	—	(1,464)
Other non-cash items, net	88	44
Changes in operating assets and liabilities
Accounts receivable	42	1,550
Inventory	1	819
Long-term and installment receivables	474	1,495
Other current assets	(28)	(9)
Other assets	(15)	16
Accounts payable	(328)	(1,073)
Accrued expenses and other current liabilities	(114)	163
Accrued compensation	309	(39)
Income taxes payable	(56)	(4)
Deferred revenue	(19)	(47)
Deferred rent	(79)	(75)
Operating cash provided by discontinued operations	1,073	966

Net cash used in operating activities	(1,699)	(1,668)

Cash flows from investing activities:
Maturities of short-term investments	1,510	—
Purchases of property, plant and equipment	(44)	(36)
Investing cash used in discontinued operations	(336)	(262)
Proceeds from the sale of assets held for sale, net of cash sold	7,575	—

Net cash provided by (used in) investing activities	8,705	(298)

Cash flows from financing activities:
Restricted cash	(456)	—
Proceeds from issuance of debt	—	5,251
Repayment of debt	(1,678)	(1,473)
Payment of deferred acquisition costs	(160)	(166)
Exercise of stock options and warrants	—	34
Financing cash provided discontinued operations	(46)	8

Net cash provided by (used in) financing activities	(2,340)	3,654

Effect of exchange rate changes on cash and cash equivalents	13	57

Net increase in cash and cash equivalents	4,679	1,745
Cash and cash equivalents at beginning of period	3,219	3,615

Cash and cash equivalents at end of period	$7,898	$5,360

Supplemental disclosures of cash flow information:
Interest paid	$430	$235

Income taxes paid	$206	$102

See accompanying notes to consolidated financial statements.

1. General

Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is an innovator of an important medical technology called Impedance Cardiography (“ICG”). The Company develops, manufactures and markets noninvasive ICG diagnostic and monitoring devices and proprietary ICG sensors. The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993.

On June 25, 2007, CardioDynamics entered into a Stock Purchase Agreement (“Agreement”) pursuant to which CardioDynamics would sell its Vermed subsidiary based in Bellows Falls, Vermont to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007.

Basis of Presentation

The information contained in this report is unaudited, but in the Company’s opinion reflects all adjustments including normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of November 30, 2006 is derived from the November 30, 2006 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.

For the past three years, our business has had two operating segments, the ICG segment and the Electrocardiography (“ECG”) segment. On August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont to Medical Device Partners, Inc. The sale of Vermed will allow us to focus our resources on our proprietary ICG business, which Management believes continues to hold the highest growth potential, while maintaining a long-term relationship with Vermed for ICG sensors. The prior year assets and related liabilities of Vermed have been classified as “for sale” within the Consolidated Balance Sheets and the results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

As previously disclosed in the November 30, 2006 Form 10-K, two errors were discovered and disclosed in the fourth quarter of 2006 related to the third quarter 2006 inventory valuation and estimated reserve calculation which resulted in a $377,000 inventory overstatement and a corresponding understatement of third quarter 2006 cost of sales. The Company reviewed the illustrative list of qualitative considerations provided in SEC Staff Accounting Bulletin No. 99 and determined that none of the considerations led to a conclusion that the errors were material, either individually or in the aggregate. In addition, the Company considered other qualitative factors such as the subjectivity and precision of the reserve estimates, historical quarterly gross margin fluctuations, analyst projections, stock price reaction to quarterly reported results, cash flow impact, etc. In addition, the Company considered the effect of the errors on each financial statement line item, including subtotals and totals, evaluated the materiality of the errors based on individual quarterly interim results, the nine-month and full 2006 results, as well as the trend of losses.

Based on a thorough quantitative and qualitative analysis of the potential materiality of the identified errors, management concluded that the effects of the errors on previously reported interim periods were not material to the consolidated financial statements taken as a whole and therefore did not restate the previously issued interim financial statements for the period ending August 31, 2006. However, in response to a comment letter from the Staff of the SEC and in order to improve period to period comparability in this report, the third quarter fiscal 2006 inventory has been decreased by $377,000 and cost of sales has been increased by $377,000 to reflect the correction of two errors that were discovered and disclosed in the fourth quarter of 2006.

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2006 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended August 31, 2007 and cash flows for the nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how tax reserves should be classified on the balance sheet. FIN 48, is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

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

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company had no embedded derivatives at August 31, 2007 or November 30, 2006.

Stock-Based Compensation

Effective December 1, 2005, the Company adopted the fair value provisions of Accounting for Stock-Based Compensation (“SFAS 123”) (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method.

In 2004, the shareholders approved the 2004 Stock Incentive Plan (2004 Plan) which replaced the 1995 Stock Option/Issuance Plan (1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan. Awards under these plans typically vest over periods of up to four years. In addition, in 1998, Michael K. Perry was granted stock options outside of the Option Plans at a grant date fair market value of $1.625 per share. The options vested over four years and at August 31, 2007, 603,000 of the options are outstanding and exercisable. These options expire on October 15, 2008.

For the three months ended August 31, 2007 and 2006, total stock-based compensation expense included in expenses from continued operations was $84,000 and $58,000, respectively. For the three months ended August 31, 2007 and 2006, total stock based compensation expense reversals, due to the forfeiture of unvested shares, included in discontinued operations was ($15,000) and ($2,000), respectively. For the nine months ended August 31, 2007 and 2006, total stock-based compensation expense included in expenses from continued operations was $269,000 and $168,000, respectively. For the nine months ended August 31, 2007 total stock based compensation expense reversals, due to the forfeiture of unvested shares, included in discontinued operations was ($1,000). For the nine months ended August 31, 2006, total stock based compensation expense included in discontinued operations was $13,000.

The following table summarizes compensation expense charges within the consolidated statements of operations (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Cost of sales	$5	$3	$11	$6
Research and development	7	13	18	36
Selling and marketing	25	30	75	61
General and administrative	47	12	165	65

	84	58	269	168

Income (loss) from discontinued operations, net of income tax	(15)	(2)	(1)	13

Total stock-based compensation expense	$69	$56	$268	$181

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Weighted-average fair value of options granted	$0.35	0.80	$0.54	0.79
Expected volatility	64.4%	66.1%	65.0%	66.9%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.7%	5.1%	4.7%	4.8%
Expected term in years	6.1	5.7	5.8	5.7
Expected forfeiture rate	8.6%	6.6%	8.7%	8.1%

Expected Volatility—The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield—The Company has not, and does not intend to, pay dividends.

Risk-free Interest Rate—The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years—The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Forfeitures (unvested shares) and Expirations (vested shares)—Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures, including expirations, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Stock based compensation charges are recognized using the straight-line method over the requisite service period.

The following is a summary of stock option activity under the Option Plans as of August 31, 2007 and changes during the nine months ended August 31, 2007:

	Number of options	Weighted- average exercise price
Options outstanding at November 30, 2006	4,877,269	$3.52
Granted	472,923	0.87
Exercised	—	—
Forfeited (unvested shares)	(183,369)	1.16
Expired (vested shares)	(792,169)	3.92

Options outstanding at August 31, 2007	4,374,654	$3.26

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at August 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.00	300,262	9.7	$0.67	25,245	$0.80
1.01 - 1.50	1,073,106	7.1	1.20	755,088	1.20
1.51 - 2.00	250,261	2.7	1.69	243,857	1.69
2.01 - 2.50	297,675	1.4	2.24	297,675	2.24
2.51 - 3.00	478,042	4.4	2.89	478,042	2.89
3.01 - 3.50	137,310	4.1	3.27	137,310	3.27
3.51 - 4.00	69,538	5.2	3.76	69,538	3.76
4.01 - 5.00	726,399	4.8	4.57	726,399	4.57
5.01 - 6.00	318,888	4.7	5.63	318,888	5.63
6.01 - 11.88	723,173	3.8	6.19	723,173	6.19

	4,374,654	5.1	$3.26	3,775,215	$3.62

The aggregate intrinsic value of options outstanding and exercisable at August 31, 2007 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s ending stock price of $0.42 on August 31, 2007. The weighted-average remaining contractual term for exercisable options is 4.6 years. There were no stock option exercises for the three or nine months ended August 31, 2007.

A summary of the Company’s unvested stock options as of August 31, 2007 and changes during the nine months ended August 31, 2007, were as follows:

	Number of options	Weighted- average grant date fair value
Unvested stock options at November 30, 2006	540,078	$0.70
Granted	472,923	0.54
Vested	(230,193)	0.66
Forfeited	(183,369)	0.71

Unvested stock options at August 31, 2007	599,439	$0.59

On January 24, 2007, the Company granted 42,000 shares of restricted stock to its non-employee Directors under the 2004 Plan in lieu of stock options and cash compensation. These shares vest in six equal monthly installments, beginning on January 24, 2007. On August 28, 2007, the Company granted 150,000 shares of restricted stock to its non-employee Directors under the 2004 Plan in lieu of cash compensation. These shares vest in twelve equal monthly installments, beginning on September 28, 2007.

On January 24, 2007, the Company granted 335,000 restricted shares to its Executive Officers under the 2004 Plan. These restricted shares vest in two equal installments on January 24, 2009 and on January 24, 2012.

A summary of the Company’s unvested restricted stock grants as of August 31, 2007 and changes during the nine months ended August 31, 2007, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2006	—	$—
Granted	527,000	0.95
Vested	(42,000)	1.16
Forfeited	(40,000)	1.16

Unvested restricted stock grants at August 31, 2007	445,000	$0.91

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant.

As of August 31, 2007, there was $538,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted-average period of 1.2 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. Basic and diluted net loss per share are the same for the three and nine months ended August 31, 2007 and 2006, as all potentially dilutive securities are anti-dilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and nine months ended August 31, 2007 and 2006, respectively, as their effect was antidilutive (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Stock options	4,895	5,401	4,773	4,571
Convertible notes	4,565	4,565	4,565	4,565

Total	9,460	9,966	9,338	9,136

2. Geographic and Significant Customer Information

Geographic Information

Net sales for domestic and international regions for the three and nine months ended August 31, 2007 and 2006, respectively, were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
United Sates	$5,078	$4,490	$13,974	$12,239
International (1)	513	672	1,725	1,836

Total consolidated net sales	$5,591	$5,162	$15,699	$14,075

Net long-lived assets by geographic area at August 31, 2007 and November 30, 2006 were as follows (in thousands):

	August 31, 2007	November 30, 2006
United States	$1,426	$17,031
Europe	3,269	3,236

Net long-lived assets (2)	$4,695	$20,267

(1)	Sales to customers attributed to geographical areas other than the Unites States are not material for purposes of separate disclosure.
(2)	Net long-lived assets include property, plant, equipment, goodwill, intangible assets and long-term assets held for sale.

Significant Customers

During the three and nine months ended August 31, 2006 and 2007, the Company had no single customer which exceeded 10% of net sales.

3. Inventory

Inventory consists of the following (in thousands):

	August 31, 2007	November 30, 2006
Electronic components and subassemblies	$1,691	$1,491
Finished goods	1,657	1,488
Demonstration units	704	1,295
Less: provision for obsolete and slow moving inventory	(1,791)	(1,298)
Less: provision for demonstration inventory	(133)	(249)

Inventory, net	$2,128	$2,727

On May 31, 2007, the Company transferred $605,000 of demonstration units from inventory to property, plant and equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

4. Long-Term Receivables

Under certain circumstances, the Company provides in-house financing at market interest rates to its customers. The long-term receivables resulting from internal financing are collateralized by the individual BioZ systems. Long-term receivables consist of the following (in thousands):

	August 31, 2007	November 30, 2006
Long-term receivables, net of deferred interest	$921	$1,379
Less: allowance for doubtful long-term receivables	(138)	(195)

	783	1,184
Less: current portion of long-term receivables	(358)	(614)

Long-term receivables, net	$425	$570

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	August 31, 2007	November 30, 2006
Land	—	$96	$91
Building and improvements	5-35	1,573	1,543
Computer software and equipment	3-5	1,030	1,116
Manufacturing, lab equipment and fixtures	3-20	433	426
Office furniture and equipment	3-8	340	340
Sales equipment and exhibit booth	2-5	648	42
Auto	5	21	20

		4,141	3,578
Accumulated depreciation		(2,217)	(2,048)

Property, plant and equipment, net		$1,924	$1,530

On May 31, 2007, the Company transferred $605,000 of demonstration units from inventory to property, plant and equipment. These units are classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

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

In 2006, the Company performed annual impairment reviews of goodwill and intangible assets. Based on these analyses, there was no impairment of goodwill or intangible assets at November 30, 2006. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of entering into the Agreement with MDP on June 25, 2007, relating to the sale of Vermed, the Company determined that it was more likely than not that an asset impairment had occurred and that the assets would have been impaired as of the end of the second quarter ended May 31, 2007. Therefore, an estimated impairment charge of $11.3 million was recorded in the second quarter of 2007 which reduced the goodwill related to the ECG segment to zero and reduced the intangible assets related to the ECG segment by $1.8 million to $987,000 at May 31, 2007. At August 31, 2007, the estimated impairment charge was updated and the Company recorded a $232,000 impairment reversal as part of the discontinued operations for the quarter.

The Company recorded $115,000 and $87,000 of amortization expense during the nine months ended August 31, 2007 and 2006, respectively. Estimated amortization expense for the years ending November 30 is as follows:

2008		$114,000
2009		$37,000
2010		$7,000
2011		$3,000
2012	Less than	$ 1,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	August 31, 2007			November 30, 2006
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	446	(304)	142	430	(225)	205
Patents	5	145	(96)	49	125	(50)	75

		$591	$(400)	$191	$555	$(275)	$280

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

The following table summarizes information related to the Company’s warranty provision for the three months ended August 31, 2007, and the year ended November 30, 2006 (in thousands):

	Nine months ended August 31, 2007	Year Ended November 30, 2006
Beginning balance	$402	$578
Provision for warranties issued	114	123
Warranty expenditures incurred	(85)	(105)
Adjustments and expirations	(43)	(194)

Ending balance	$388	$402

8. Financing Agreements

In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank. In March 2007, the Company amended its revolving credit line to extend the maturity date to March 11, 2008 and reduced the maximum available credit from $5,000,000 to $3,000,000. At November 30, 2006, the Company had $1,000,000 of borrowings under the revolving credit line. The line of credit was repaid and subsequently terminated on August 31, 2007.

9. Long-term Debt

The Company has $5.25 million of 8% subordinated convertible (at $1.15 per share) debt securities due April 2011 (“Convertible Notes”). The amount recorded on the balance sheet at August 31, 2007 for these Convertible Notes has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2006	$2,781
Accretion expense	321

Convertible notes carrying value at August 31, 2007	$3,102

Long-term debt consists of the following (in thousands):

	August 31, 2007	November 30, 2006
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(2,148)	(2,469)
Secured bank loan payable to Comerica Bank at 9.25% (matures November 2008) (See Note 8)	—	656
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 5.9% (matures in 2021) (See Note 11)	378	378
Capital leases	32	42

Long-term debt	3,512	3,857
Less current portion	(30)	(357)

Long-term debt, less current portion	$3,482	$3,500

10. Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
Net income (loss) as reported	$(853)	$665	$(15,545)	$(5,564)
Foreign currency translation adjustments	66	4	129	234

Total other comprehensive income (loss)	$(787)	$669	$(15,416)	$(5,330)

11. Income (Loss) from Discontinued Operations, Net of Income Tax

On June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics would sell its Vermed subsidiary based in Bellows Falls, Vermont to MDP, an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a fixed price, five year ICG sensor purchase agreement with Vermed. Pricing is not considered beneficial or detrimental to the Company. The prior year assets and related liabilities of Vermed have been classified as “for sale” within the Consolidated Balance Sheets and the results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The following table summarizes the financial activities for our discontinued operations during the three and nine months ended August 31, 2007 and 2006 (Unaudited - in thousands).

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net sales	$2,689	$2,715	$7,882	$7,941
Cost of sales	1,832	1,800	5,366	5,148

Gross margin	857	915	2,516	2,793

Operating expenses:
Research and development	74	62	251	187
Selling and marketing	304	286	950	871
General and administrative	183	247	643	781
Amortization of intangible assets	35	97	228	290
Impairment of intangible assets	(232)	—	11,068	—

Total operating expenses	364	692	13,140	2,129

Income (loss) from operations	493	223	(10,624)	664

Other income	3	4	10	12

Income (loss) from discontinued operations, net of tax	$496	$227	$(10,614)	$676

12. Commitments and Contingencies

Letters of credit

The Company had outstanding letters of credit at August 31, 2007 of $415,000 (€304,000), which expire on June 3, 2009 to secure deferred acquisition payments associated with the Medis acquisition to be paid annually through 2009. The deferred acquisition payments are segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit due to expire in June 2008 and June 2009 are secured by a certificates of deposit of $456,000 which is included on the balance sheet under “Cash and cash equivalents – restricted”.

Operating leases

In June 2004, the Company amended the operating lease for the 18,000 square-foot facility in San Diego, California to extend the terms of the lease from July 31, 2007 to December 31, 2007. The amended lease terms provide for additional expansion space of approximately 15,000 square-feet.

In March 2005, the Company amended the operating lease for both the expansion and original space in the San Diego, California facility to extend the terms of the lease from December 31, 2007, to December 31, 2009. The lease payments on the original space were $20,000 per month through July 31, 2007, and increased to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the expansion space were $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period.

In November 2006, the Company entered into a sublease agreement which commenced on January 1, 2007 for a portion of its San Diego facility. The terms of the sublease provide for the use of 6,000 square feet of general office space for a period of 24 months at a rate of $10,000 per month commencing in the third month and increasing to $10,500 in month 13. The sublease provides for one 13 month extension option at $11,000 per month.

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

Reimbursement Guarantee

During the third quarter of 2007, the Company expanded a previous sales program which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be less than remote.

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

SEGMENTS, RECLASSIFICATIONS AND CORRECTION OF ERRORS

For the past three years, our business has had two operating segments, the impedance cardiography (“ICG”) segment and the electrocardiography (“ECG”) segment. On August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont to Medical Device Partners, Inc. The sale of Vermed will allow us to focus our resources on our proprietary ICG business, which we believe continues to hold the highest growth potential, while maintaining a long-term relationship with Vermed for ICG sensors. The prior year assets and related liabilities of Vermed have been classified as “for sale” within the Consolidated Balance Sheets and the results of the ECG segment are reported as “discontinued operations” within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

In response to a comment letter from the Staff of the SEC and in order to improve period to period comparability, third quarter fiscal 2006 inventory and cost of sales results have been modified to reflect the correction of two errors that were discovered and disclosed in the fourth quarter of 2006. The two errors related to the third quarter 2006 inventory valuation and estimated reserve calculation which resulted in a $377,000 inventory overstatement and a corresponding understatement of third quarter 2006 cost of sales. These errors have been corrected in the current period presentation.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended August 31, 2007 and 2006)

Overview

CardioDynamics is the innovator and market leader of an important medical technology called impedance cardiography. We develop, manufacture and market noninvasive ICG devices, proprietary ICG sensors, and a broad array of medical device electrodes. Unlike some other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient, and cost-effective manner not previously available in the physician office and hospital setting.

Just as electrocardiography noninvasively measures the heart’s electrical function, ICG makes it possible to noninvasively measure the heart’s mechanical function. Our ICG devices measure 12 hemodynamic (blood flow) parameters which describe the blood flow the heart pumps, the resistance from the blood vessels that the heart is pumping against, the strength of heart contraction, and the amount of fluid in the chest.

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

Following is a summary of several key financial results in our third quarter of 2007 as compared with the third quarter of 2006, as well as some important milestones we achieved during the third quarter:

•	Net ICG sales increased 8% to $5.6 million, up from $5.2 million

•	ICG sensor revenue increased 15% to $1.8 million, or 32% of total sales, up from $1.5 million in third quarter 2006, and increased 5% sequentially over second quarter 2007

•	ICG monitor sales totaled 121 units, 93 of which were BioZ Dx systems, 19 BioZ monitors, and 9 Medis ICG monitors, up from 119 ICG monitors in the third quarter of 2006

•	ICG gross profit margin was 72%, up from 61%

•	Loss from continuing operations improved 22% to $1.2 million, as compared to a loss from continuing operations of $1.5 million a year ago

•

Net loss was $853,000, or ($0.02) per diluted share, compared to net income of $665,000, or $0.01 per diluted share which includes a $2.2 million gain on derivative instruments, for the same period a year ago

•	Cash and cash equivalents increased $4.0 million to $8.4 million, up from $4.4 million at August 31, 2006, principally as a result of the sale of Vermed

Additional key operating milestones for the third quarter of 2007:

•	Completed the sale of our Vermed business

•	Over 7,500 ICG monitors and modules sold to date, up 11% from 6,800 one year ago

•	Bank debt of $1.5 million was retired

•

Field headcount totaled 64 field associates, including 32 U.S. territory managers and 20 clinical application specialists, compared with 59 field associates, including 32 U.S. territory managers and 18 clinical application specialists

•	Obtained expanded hypertension coverage from local Medicare contractors for ICG technology in Georgia, Alabama, Mississippi, and South Carolina

•

Presented new ICG hypertension evidence providing framework for new hypertension research strategy targeted to address questions raised in the 2006 Medicare reconsideration of ICG coverage for high blood pressure

•	Entered into strategic alliance agreement with Amarex Clinical Research which enables advanced data analysis services through Amarex’s Secure WebView Portal for pharmaceutical clinical trial research

Operating Segments

For the past three years, our business has had two operating segments, the ICG segment and the ECG segment. On August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont to Medical Device Partners, Inc. The sale of Vermed will allow us to focus our resources on our proprietary ICG business, which we believe continues to hold the highest growth potential, while maintaining a long-term relationship with Vermed for ICG sensors. The prior year assets and related liabilities of Vermed have been classified as “for sale” within the Consolidated Balance Sheets and the results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The ICG business consists primarily of the development, manufacture and sales of the BioZ Dx ICG Diagnostics, BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical function. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. With the acquisition of Medis in June 2004, the ICG segment also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices. We sell Medis products internationally to physicians, hospitals, researchers and equipment manufacturers.

We derive our revenue primarily from the sale of our ICG devices and associated disposable sensors, which are consumed each time a patient test is performed. Through the nine months ended August 31, 2007, 32% of our revenue came from our disposable ICG sensors, and that percentage has increased each year from approximately 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004, 24% in 2005 and 31% in 2006. We have now shipped just under six million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998. We employ a workforce of clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems. We believe our CAS investment is important to drive customer satisfaction and the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

In January 2004, the Center for Medicare & Medicaid Services (“CMS”) issued an updated national coverage determination. Of the six indications previously covered, five were substantially unchanged. One indication, “suspected or known cardiovascular disease,” was revised to specifically allow CMS contractor discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure on three or more anti-hypertensive medications, including a diuretic. This change served to restrict the number of hypertensive patients eligible for CMS reimbursement of ICG monitoring.

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

In November 2006, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged and CMS local contractors would continue to have the discretion whether or not to cover ICG for hypertension. Some private insurers cover the BioZ ICG test, including Aetna, Humana, and Blue Cross Blue Shield as well as others (in select states). We continue to have active discussions with local Medicare contractors and private insurers in an effort to maintain and expand local reimbursement coverage for ICG.

Net Sales – Net sales for the three months ended August 31, 2007 were $5,591,000 compared with $5,162,000 in the three months ended August 31, 2006, an increase of $429,000 or 8%. Third quarter ICG sales growth was driven by a combination of 15% increase in ICG sensor revenue and 13% improvement in capital sales productivity of the domestic direct sales force. The increased productivity was the result of improved training and sales success of newer territory managers and also positive early results from Phoenix Growth Initiative programs. Net sales for the nine months ended August 31, 2007 were $15,699,000, compared with $14,075,000 during the nine months ended August 31, 2006, an increase of $1,624,000 or 12%. Year to date ICG sales growth was due to a combination of 6% higher average domestic ICG monitor sales prices, 6% increase in ICG sensor revenue and 6% improved unit productivity of our domestic direct sales force.

During the three months ended August 31, 2007, sales of ICG devices totaled 197 units, including 76 ICG modules and 121 ICG monitors, of which, 93 were BioZ Dx systems, 19 were BioZ monitors, and 9 were Medis ICG monitors. This compares with third quarter 2006 ICG device sales of 238 units, including 119 ICG modules and 119 ICG monitors, of which, 83 were BioZ Dx systems, 22 were BioZ monitors, and 14 were Medis ICG monitors. During the nine months ended August 31, 2007, sales of ICG devices totaled 531 units, including 163 ICG modules and 368 ICG monitors, of which, 255 were BioZ Dx systems, 63 were BioZ monitors, and 50 were Medis ICG monitors. This compares to the nine months ended August 31, 2006 with ICG device sales of 610 units, including 268 ICG modules and 342 ICG monitors, of which, 202 were BioZ Dx systems, 91 were BioZ monitors, and 49 were Medis ICG monitors.

Net sales for the three months ended August 31, 2007 by our domestic direct sales force, which targets physician offices and hospitals, increased 12% to $4,842,000, from $4,339,000 in the same quarter last year. Net sales for the nine months ended August 31, 2007 by our domestic sales force increased 15% to $13,412,000, from $11,777,000 when compared to the nine months ended August 31, 2006.

For the three months ended August 31, 2007, international sales decreased by $159,000 or 24% to $513,000 from $672,000 in the same period last year. The decrease in the current period was primarily due to lower international placements of our ICG Modules. This was partially offset by a 13% increase in sales by our Medis division. International sales in the nine months ended August 31, 2007 and 2006 were $1,725,000 and $1,836,000, respectively, a decrease of $111,000 or 6%. The decrease in the current nine month period is primarily due to 57% lower ICG Module sales in the first nine months of fiscal 2007, partially offset by a 19% increase in sales by Medis, and a 105% increase in international sensor sales as compared with the same period last year.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 15% in the three months ended August 31, 2007 to $1,775,000, representing 32% of consolidated net sales, up from $1,540,000 or 27% of consolidated net sales in the same quarter last year. In the nine months ended August 31, 2007, recurring ICG sensor revenue increased 19% to $4,995,000, representing 32% of consolidated net sales compared with $4,676,000 or 33% of consolidated net sales in the same nine month period last year.

Sensor revenue growth in the quarter and year to date period is attributed to the clinical sales team’s focused customer service efforts and increased use of the BioZ Assessment Process (BAP), which assists physician offices in appropriately identifying patients who are symptomatic and for whom the physician would benefit by having BioZ data for clinical assessment. To date, there are over 1,600 offices who have initiated the BAP into assessment of patients. We believe that successful integration of BAP into physician practices will result in proper utilization and sensor revenue growth. In addition, we offer a Discount Sensor Program to our domestic outpatient customers that offers considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $138,000 and $155,000 for the three months ended August 31, 2007 and 2006, respectively, and $472,000 and $480,000 for the nine months ended August 31, 2007 and 2006, respectively.

Stock-Based Compensation Expense – Expenses for the three months ended August 31, 2007 and 2006 include stock-based compensation expense of $84,000 and $58,000, respectively. Stock-based compensation expenses for the nine months ended August 31, 2007 and 2006 were $269,000 and $168,000, respectively. The increase over the 2006 periods is principally due to restricted stock awards to officers and to non-employee directors in lieu of cash compensation. See Note 1 to the Consolidated Financial Statements for individual line item expense amounts.

Gross Margin – Gross margin for the three months ended August 31, 2007 and 2006 was $4,037,000 and $3,174,000, respectively, an increase of $863,000 or 27%. As a percentage of net sales, gross margin in the three months ended August 31, 2007 was 72%, up from 61% in the same quarter last year. Gross margin for the nine months ended August 31, 2007 and 2006 was $10,959,000 and $8,506,000, respectively, an increase of $2,453,000 or 29%.

As a percentage of net sales, gross margin in the nine months ended August 31, 2007, was 70%, up from 60% in the first nine months of last year. The increase in gross margin percentage in the current quarter over the same period last year was primarily due to $257,000 higher excess, slow moving or obsolete inventory reserve expense during the quarter ended August 31, 2006, primarily related to the BioZ monitor inventory, including clinical and field demonstration systems and units returned under BioZ Dx upgrade promotions and a $284,000 reduction in allocated indirect manufacturing costs, increased overhead absorption due to higher overhead rates, higher average unit sales prices, and an increased mix of recurring sensor revenue during the quarter ended August 31, 2007. The increase in gross margin percentage in the current nine month period over the same period last year was primarily due to a $513,000 higher excess, slow moving or obsolete inventory reserve expense during the nine month period ended August 31, 2006 and a $317,000 reduction in allocated indirect manufacturing costs, increased overhead absorption due to higher overhead rates and a 6% higher overall average BioZ unit sales price during the nine months ended August 31, 2007.

Research and Development Expenses – We invested $420,000 and $415,000 in research and development for the three months ended August 31, 2007 and 2006, respectively. In the nine months ended August 31, 2007, we reduced our expenditures on research and development by 11% or $163,000 to $1,317,000 from $1,480,000 in the same period last year. The decrease for the nine months ended August 31, 2007 is primarily due to lower staff levels.

Selling and Marketing Expenses – Selling and marketing expenses increased by $582,000 or 17% to $3,977,000 during the three months ended August 31, 2007, as compared to $3,395,000 in the comparable quarter last year. In the nine months ended August 31, 2007 and 2006, selling and marketing expenses were $11,101,000 and $11,069,000, an increase of $32,000 or less than 1%. The increase in the current quarter is primarily the result of $449,000 in higher personnel costs related to increased CAS, customer service and technical service personnel allocations, an expense increase of $156,000 related to the allowance for doubtful accounts and $60,000 of depreciation costs related to long-term demonstration equipment. The increase of $32,000 during the first nine months of 2007 is principally due to higher clinical research and clinical study expenses of $282,000 and higher depreciation expenses of $83,000, offset by reduced allowance for doubtful accounts requirements of $205,000 and lower legal expenses.

As a percentage of net sales, selling and marketing expenses increased to 71% for the three months ended August 31, 2007, compared with 66% for the same quarter last year. In the nine months ended August 31, 2007, selling and marketing expenses as a percentage of net sales were 71%, down from 79% in the first nine months of 2006. The increased percentage of selling and marketing expenses to net sales in the current three month period is due primarily to higher personnel, bad debt and depreciation expenses, as described above. The decreased percentage of selling and marketing expenses to net sales during the current nine month period is due primarily due to higher year over year sales levels with little change in overall selling and marketing expenses.

General and Administrative Expenses – General and administrative expenses for the three months ended August 31, 2007 were $772,000, down $55,000 or 7% from $827,000 in the same quarter last year. The decrease in the current quarter is primarily due to lower accounting fees, principally because we are not required to obtain a third party audit of our internal controls over financial reporting during the fiscal 2007 period. In the nine months ended August 31, 2007, general and administrative expenses were $2,437,000 compared with $2,935,000 in the nine months ended August 31, 2006, a decrease of $498,000 or 17%. The decrease during the first nine months of 2007 is primarily due to $652,000 in lower accounting fees, partially offset by a $100,000 increase in non-cash stock option compensation expense. As a percentage of net sales, general and administrative expenses in the three and nine months ended August 31, 2007 were lower at 14% and 16%, respectively, compared with 16% and 21%, respectively, in the three and nine months ended August 31, 2006.

Amortization of Intangible Assets – For the three months ended August 31, 2007, amortization expense was $30,000, compared with $33,000 the same period in fiscal 2006. For the first nine months of fiscal 2006, amortization expense was $115,000, compared with $87,000 during the same nine month period in 2006. The increase for the current nine month period is principally due to a one time acceleration of previously capitalized patent fees, recorded in the first quarter of 2007.

Other Income (Expense) – Interest income during the three months ended August 31, 2007 and 2006 was $40,000 and $114,000, respectively. Interest income for the nine months ended August 31, 2007 and 2006 was $163,000 and $218,000, respectively. The decrease in interest income is due to lower average cash balances and fewer internally financed leases during the 2007 periods.

Interest expense was $269,000 and $322,000 in the three months ended August 31, 2007 and 2006, respectively. Interest expense for the nine months ended August 31, 2007 and 2006 was $804,000 and $671,000, respectively. The decrease during the current three month period is principally due to the repayment of $1.3 million of bank debt in the second quarter of 2006 and subsequent elimination of interest on the retired debt. The increase during the current nine month period is principally due to nine months of interest expense on the convertible notes issued during the second quarter of 2006, versus only five months during the same period in 2006.

For the three and nine months ended August 31, 2006, we recorded gains of $2,158,000 and $1,464,000, respectively, on the fair value of the embedded derivative related to the convertible notes issued during the second quarter of 2006. We had no comparable gains during the 2007 periods.

Foreign currency translation losses for the three months ended August 31, 2007 and 2006 were $7,000 and $1,000, respectively. Foreign currency translation losses for the nine months ended August 31, 2007 and 2006 were $44,000 and $57,000, respectively. Foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect on the last day of each reporting period.

Other income was $4,000 and $7,000 for the three month periods ending August 31, 2007 and 2006, respectively. Other income was $5,000 and $4,000 for the nine month periods ending August 31, 2007 and 2006.

Income Tax (Provision) Benefit – For the three months ending August 31, 2007, we recorded a tax benefit of $56,000 and for the three months ending August 31, 2006, we recorded a tax provision of ($23,000). For the nine months ending August 31, 2007, we recorded a tax provision of ($195,000) and for the nine months ending August 31, 2006, we recorded a tax provision of ($114,000). We recorded a $120,000 deferred tax liability during the quarter ended May 31, 2007 related to the current year tax amortization of goodwill in our former Vermed subsidiary. The sale of Vermed triggered a reversal of the deferred tax liability resulting in a $120,000 tax benefit which was recorded in the third quarter ended August 31, 2007. There is no year to date net effect of the two offsetting entries. In each of the other reported periods, the tax provisions are based upon estimated foreign taxes and estimated minimum U.S income and franchise taxes. Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses.

Minority Interest in (Income) Loss of Subsidiary – For the three months ended August 31, 2007 we recorded minority interest in the income of our Medis subsidiary, which represents the 20% minority share retained by the sellers, of ($11,000), as compared to a $1,000 benefit in the loss of our Medis subsidiary for the three months ended August 31, 2006. We recorded minority interest in the income of our Medis subsidiary of ($45,000) and ($19,000), respectively, for the nine month periods ended August 31, 2007 and 2006.

Income (Loss) from Discontinued Operations, Net of Income Tax – For the three months ended August 31, 2007 and 2006, we recorded income from discontinued operations, net of tax of $496,000 and $227,000. For the nine months ended August 31, 2007, we recorded a loss from discontinued operations, net of income tax of ($10,614,000), as compared to a profit from discontinued operations, net of income tax of $676,000 during the nine months ended August 31, 2006. The increase in the net loss during the current nine month period was principally due to an $11,068,000 charge for impairment of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities to fund losses for the nine months ended August 31, 2007 and 2006 was $1,699,000 and $1,668,000, respectively.

Net cash provided by investing activities for the nine months ended August 31, 2007 was $8,705,000, as compared with cash used in investing activities of ($298,000) in the nine months ended August 31, 2006. The investing cash provision was due to the sale of our Vermed subsidiary on August 31, 2007, resulting in estimated net proceeds of $7,575,000 and the maturity of $1,510,000 of certificates of deposit classified as short-term investments at November 30, 2006. This was partially offset by $336,000 used in the purchase of capital equipment of our former Vermed subsidiary and $44,000 used in the purchase of capital equipment for continuing operations.

Net cash used in financing activities for the nine months ended August 31, 2007 was ($2,340,000), as compared with cash provided of $3,654,000 during the nine month period of 2006. The principal difference between the periods was the issuance of $5,250,000 of Convertible Notes during the second quarter of 2006 and the restriction of $456,000 of cash related to letters of credit associated with the Medis deferred acquisition payments.

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

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of August 31, 2007, our outstanding letters of credit totaled $415,000 (€304,000), which is secured by certificates of deposit (see Note 11). During the nine months ended August 31, 2007, we repaid $1,678,000 of bank debt, versus $1,473,000 during the same period of 2006.

In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank. In March 2007, the Company amended its revolving credit line to extend the maturity date to March 11, 2008 and reduced the maximum available credit from $5,000,000 to $3,000,000. At November 30, 2006, the Company had $1,000,000 of borrowings under the revolving credit line. The line of credit was repaid and subsequently terminated on August 31, 2007.

At August 31, 2007, we have net operating loss carryforwards of approximately $48 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and our consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

We believe that over the next 12 months, our current cash, cash equivalent and short-term investment balances will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements. As we consider opportunities to acquire or make investments in other technologies, products and businesses and to re-align our focus, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities. Our long-term liquidity will depend on our ability to commercialize the BioZ and other diagnostic products and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how tax reserves should be classified on the balance sheet. The Company has not determined the impact, if any, the adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006, will have on its financial position and results of operations.

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

Revenue Recognition – We recognize revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies or rights of return and the Company does not have significant obligations for future performance. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is reduced for any discounts or trade-in allowances given to the buyer.

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

If any of our key assumptions relating to the annual or interim review were to be significantly different from actual future period results, then we would be required to reduce the carrying value of the intangible assets. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. We recorded an impairment charge on goodwill and other intangible assets of our ECG segment of $11.1 million resulting from the June 25, 2007 signed definitive Vermed sales agreement discussed above.

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

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. We recorded an estimated impairment charge on goodwill and other intangible assets of our ECG segment of $11.3 million in the second quarter of 2007 resulting from the June 25, 2007 signed definitive Vermed sales agreement discussed above. At August 31, 2007, the impairment charge was updated and the Company recorded a $232,000 impairment reversal as part of the discontinued operations for the quarter.

Warranty Cost – We maintain a provision for product warranties. Estimates for warranty costs are calculated based primarily upon historical warranty experience and are evaluated on a quarterly basis to determine the appropriateness of such assumptions. Warranty provisions are adjusted from time to time when actual warranty claim experience differs from our estimates.

Stock-Based Compensation – Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Specifically, we estimate the weighted-average fair value of options granted using the Black-Scholes option pricing model based on evaluation assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. Prior to the adoption of SFAS 123R on December 1, 2005, we did not record compensation cost in the consolidated financial statements for the stock options issued to employees.

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

The primary objective of the Company’s investment activities is to preserve principal, while at the same time, maximize the income the Company receives from its investments without significantly increasing risk. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the fair value of investments. Under the Company’s current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company attempts to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company maintains substantially its entire portfolio of cash equivalents and short-term investments in commercial paper, certificates of deposit, money market and mutual funds. Interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of the Company’s short-term investments, it has concluded that there is no material market risk exposure. As of August 31, 2007, the Company does not have any short-term investments with maturities of more than three months at the time of purchase, however, because we secure our letters of credit with cash, we record these related investments as restricted cash and cash equivalents. The Company no longer has any exposure to market risk associated with variable rate debt.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

The Company has made no significant changes in the Company’s internal controls over financial reporting in connection with our quarter ended August 31, 2007 internal control testing and evaluation that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements,” in Part I, Item 2 of this report. You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2007 Annual Meeting of Shareholders held on August 28, 2007, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1: To approve the sale of all of the capital stock of our Vermed subsidiary to the management of that subsidiary, pursuant to the Stock Purchase Agreement dated June 25, 2007. Of the shares voted, 29,767,410 shares were voted in favor of the ratification, 1,482,829 shares were voted against ratification, 78,981 shares abstained from voting and there were no broker non-votes.

Proposal 2: To elect a Board of Directors for the following year. The balloting for the directors was as follows:

	Votes For	Votes Against/ Withheld	Votes Abstained/ Non-Votes
James C. Gilstrap	39,721,348	5,179,519	0
Robert W. Keith	39,680,849	5,220,018	0
Richard O. Martin	39,690,854	5,210,013	0
B. Lynne Parshall	38,844,833	6,056,034	0
Michael K. Perry	39,642,449	5,258,418	0
Jay A. Warren	39,700,520	5,200,347	0

Proposal 3: To ratify the Audit Committee’s selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2007. Of the shares voted, 44,647,933 shares were voted in favor of the ratification, 1,303,745 shares were voted against ratification, 342,474 shares abstained from voting and there were no broker non-votes.

Proposal 4: To approve the postponement or adjournment of the Annual Meeting, if necessary, for the purpose, among others, of soliciting additional proxies in the event that there were not sufficient votes at the time of the Annual Meeting to approve the proposed sale of Vermed. Of the shares voted, 42,835,755 shares were voted in favor of the ratification, 3,217,132 shares were voted against ratification, 199,426 shares abstained from voting and there were no broker non-votes.

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

CardioDynamics International Corporation

Date: October 10, 2007	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: October 10, 2007	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)