Form 10-Q/A
period 2007-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2007-11-02
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from _________ to _________

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

Yes  ☐    No  ☒

As of November 1, 2007, 49,358,299 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

Explanatory Note

CardioDynamics International Corporation is filing this amendment to Form 10-Q for the quarter ended August 31, 2007, filed with the Securities and Exchange Commission on October 10, 2007 (“Original Filing”) to:

•	revise disclosure related to correction of third quarter 2006 previously disclosed error, and

•	amend the Statement of Cash Flows to include net income (loss) from discontinued operations.

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	August 31, 2007	November 30, 2006
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$7,898	$2,368
Cash and cash equivalents - restricted	456	—
Short-term investments	—	1,510
Accounts receivable, net of allowances of $1,233 at August 31, 2007 and $977 at November 30, 2006	3,761	4,587
Inventory	2,128	2,727
Current portion of long-term and installment receivables	387	659
Other current assets	383	353
Current assets held for sale	—	3,313

Total current assets	15,013	15,517
Long-term receivables	425	570
Property, plant and equipment, net	1,924	1,530
Intangible assets, net	191	280
Goodwill	2,125	2,052
Other assets	30	34
Long-term assets held for sale	—	16,405

Total assets	$19,708	$36,388

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit - bank	$—	$1,000
Accounts Payable	1,628	1,313
Accrued expenses and other current liabilities	797	462
Accrued compensation	1,779	1,464
Income taxes payable	73	128
Current portion of deferred revenue	136	99
Current portion of deferred rent	131	111
Current portion of deferred acquisition payments	193	169
Provision for warranty repairs - current	145	136
Current portion of long-term debt	30	357
Current portion of liabilities related to assets held for sale	—	645

Total current liabilities	4,912	5,884

Long-term portion of deferred revenue	63	119
Long-term portion of deferred rent	197	296
Long-term portion of deferred acquisition payments	193	314
Provision for warranty repairs - long-term	243	266
Long-term debt, less current portion	3,482	3,500
Long-term portion of liabilities related to assets held for sale	—	301

Total long-term liabilities	4,178	4,796

Total liabilities	9,090	10,680

Minority interest	360	302
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at August 31, 2007 or November 30, 2006	—	—
Common stock, no par value, 100,000 shares authorized, 48,831 and 49,358 shares issued and outstanding at August 31, 2007 and November 30, 2006, respectively	64,522	64,254
Accumulated other comprehensive income	398	269
Accumulated deficit	(54,662)	(39,117)

Total shareholders’ equity	10,258	25,406

Total liabilities and shareholders’ equity	$19,708	$36,388

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$5,591	$5,162	$15,699	$14,075
Cost of sales	1,554	1,988	4,740	5,569

Gross margin	4,037	3,174	10,959	8,506

Operating expenses:
Research and development	420	415	1,317	1,480
Selling and marketing	3,977	3,395	11,101	11,069
General and administrative	772	827	2,437	2,935
Amortization of intangible assets	30	33	115	87

Total operating expenses	5,199	4,670	14,970	15,571

Loss from operations	(1,162)	(1,496)	(4,011)	(7,065)

Other income (expense):
Interest income	40	114	163	218
Interest expense	(269)	(322)	(804)	(671)
Gain on derivative instruments	—	2,158	—	1,464
Foreign currency loss	(7)	(1)	(44)	(57)
Other, net	4	7	5	4

Other income (expense), net	(232)	1,956	(680)	958

Income (loss) before taxes and minority interest	(1,394)	460	(4,691)	(6,107)
Minority interest in (income) loss of subsidiary	(11)	1	(45)	(19)
Income tax (provision) benefit	56	(23)	(195)	(114)

Income (loss) from continuing operations	(1,349)	438	(4,931)	(6,240)
Income (loss) from discontinued operations, net of income tax	496	227	(10,614)	676

Net income (loss)	$(853)	$665	$(15,545)	$(5,564)

Basic per share amounts:
Income (loss) from continuing operations	$(0.03)	$0.01	$(0.10)	$(0.13)
Income (loss) from discontinued operations	$0.01	$0.00	$(0.22)	$0.01
Net income (loss)	$(0.02)	$0.01	$(0.32)	$(0.11)
Diluted per share amounts:
Income (loss) from continuing operations	$(0.03)	$0.01	$(0.10)	$(0.13)
Income (loss) from discontinued operations	$0.01	$0.00	$(0.22)	$0.01
Net income (loss)	$(0.02)	$0.01	$(0.32)	$(0.11)
Weighted-average number of shares used in per share calculation:
Basic	49,215	48,827	49,027	48,815

Diluted	49,215	48,833	49,027	48,815

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Nine Months Ended August 31,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net loss	$(15,545)	$(5,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	45	19
Depreciation	286	360
Amortization of intangible assets	115	87
Accretion of discount on convertible notes	321	236
Provision for warranty repairs	114	148
Provision for doubtful accounts	791	1,415
Reduction in provision for doubtful long-term receivables	(57)	(203)
Stock-based compensation expense	269	168
Gain on derivative instruments	—	(1,464)
Other non-cash items, net	88	44
Changes in operating assets and liabilities
Accounts receivable	42	1,550
Inventory	1	819
Long-term and installment receivables	474	1,495
Other current assets	(28)	(9)
Other assets	(15)	16
Accounts payable	(328)	(1,073)
Accrued expenses and other current liabilities	(114)	163
Accrued compensation	309	(39)
Income taxes payable	(56)	(4)
Deferred revenue	(19)	(47)
Deferred rent	(79)	(75)
Operating cash provided by discontinued operations	11,687	290

Net cash used in operating activities	(1,699)	(1,668)

Cash flows from investing activities:
Maturities of short-term investments	1,510	—
Purchases of property, plant and equipment	(44)	(36)
Investing cash used in discontinued operations	(336)	(262)
Proceeds from the sale of assets held for sale, net of cash sold	7,575	—

Net cash provided by (used in) investing activities	8,705	(298)

Cash flows from financing activities:
Restricted cash	(456)	—
Proceeds from issuance of debt	—	5,251
Repayment of debt	(1,678)	(1,473)
Payment of deferred acquisition costs	(160)	(166)
Exercise of stock options and warrants	—	34
Financing cash provided discontinued operations	(46)	8

Net cash provided by (used in) financing activities	(2,340)	3,654

Effect of exchange rate changes on cash and cash equivalents	13	57

Net increase in cash and cash equivalents	4,679	1,745
Cash and cash equivalents at beginning of period	3,219	3,615

Cash and cash equivalents at end of period	$7,898	$5,360

Supplemental disclosures of cash flow information:
Interest paid	$430	$235

Income taxes paid	$206	$102

See accompanying notes to consolidated financial statements.

1.	General

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

As previously disclosed in the November 30, 2006 Form 10-K, two errors were discovered, corrected and disclosed in the fourth quarter of 2006 related to the third quarter 2006 inventory valuation and estimated reserve calculation which resulted in a $377,000 inventory overstatement and a corresponding understatement of third quarter 2006 cost of sales. Management initially concluded that the effects of the errors on previously reported interim periods were not material to the consolidated financial statements taken as a whole and therefore did not restate the previously issued interim financial statements for the period ending August 31, 2006. However, in response to an SEC comment letter and discussions with the SEC Staff, management determined that because the impact of the errors was quantitatively material to net income for the prior year quarter to restate the third quarter fiscal 2006 results to reflect the correction of the errors that were discovered and disclosed in the fourth quarter of 2006. Therefore the August 31, 2006 inventory balance has been decreased by $377,000 and third quarter

2006 cost of sales has been increased by $377,000. The effect of these corrections on the third quarter of 2006 was a reduction in gross margin from $4,426,000 to $4,089,000, the loss from operations increased from $935,000 to $1,272,000 and net income decreased from $1,002,000 ($0.02 per share) to $665,000 ($0.01 per share).

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

Forfeitures (unvested shares) and Expirations (vested shares) - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures, including expirations, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

The Company recorded $115,000 and $87,000 of amortization expense during the nine months ended August 31, 2007 and 2006, respectively. Estimated amortization expense for the years ending November 30 is as follows:

2008	$114,000
2009	$37,000
2010	$7,000
2011	$3,000
2012	Less than $1,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	August 31, 2007			November 30, 2006
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	446	(304)	142	430	(225)	205
Patents	5	145	(96)	49	125	(50)	75

		$591	$(400)	$191	$555	$(275)	$280

7.	Product Warranties

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

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2006. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2006 which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

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

As previously disclosed in the November 30, 2006 Form 10-K, two errors were discovered, corrected and disclosed in the fourth quarter of 2006 related to the third quarter 2006 inventory valuation and estimated reserve calculation which resulted in a $377,000 inventory overstatement and a corresponding understatement of third quarter 2006 cost of sales. Management initially concluded that the effects of the errors on previously reported interim periods were not material to the consolidated financial statements taken as a whole and therefore did not restate the previously issued interim financial statements for the period ending August 31, 2006. However, in response to an SEC comment letter and discussions with the SEC Staff, management determined that because the impact of the errors was quantitatively material to net income for the prior year quarter to restate the third quarter fiscal 2006 results to reflect the correction of the errors that were discovered and disclosed in the fourth quarter of 2006. Therefore the August 31, 2006 inventory balance has been decreased by $377,000 and third quarter 2006 cost of sales has been increased by $377,000. The effect of these corrections on the third quarter of 2006 was a reduction in gross margin from $4,426,000 to $4,089,000, the loss from operations increased from $935,000 to $1,272,000 and net income decreased from $1,002,000 ($0.02 per share) to $665,000 ($0.01 per share).

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

CardioDynamics International Corporation

Date:	November 2, 2007	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2007	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)