Form 10-K
period 2007-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2008-02-26
CIK 719722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2007

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

Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐         Accelerated Filer ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $34,332,000 based on the closing price of common stock as reported on the Nasdaq Capital Market on May 31, 2007. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates. At January 31, 2008, 50,353,299 shares of registrant’s Common Stock were outstanding.

Documents Incorporated by Reference: None

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon reasonable assumptions when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe”, “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements. These statements are only predictions and actual results could differ materially. Certain factors that might cause such a difference are discussed throughout this Annual Report on Form 10-K, including the section entitled “Risk Factors.” Any forward-looking statement speaks only as of the date we made the statement, and we do not undertake to update the disclosures contained in this document or reflect events or circumstances that occur subsequently or the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is the innovator and market leader of an important medical technology called impedance cardiography (“ICG”). We develop, manufacture and market noninvasive ICG diagnostic and monitoring devices and proprietary ICG sensors.

The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993. In March of 2004 we acquired substantially all of the assets and certain liabilities of the Vermed Division (“Vermed”) of Vermont Medical, Inc. based in Bellows Falls, Vermont. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms (“ECG”) and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. On August 31, 2007, in light of a multi-year decline in operating performance and in order to raise cash, we sold the Vermed subsidiary to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000.

In June of 2004, we completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”). Medis is a manufacturer of diagnostic and monitoring devices, which ICG technology for cardiovascular diagnostics sold internationally.

In December 2004, the Company received 510(k) clearance by the U.S. Food and Drug Administration (“FDA”) for our new lead product, the BioZ ICG Dx Diagnostics (“BioZ Dx”). The BioZ Dx® is the result of a co-development partnership and OEM Agreement between the Company and Philips Medical Systems, a division of Royal Philips Electronics (“Philips”), a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry. This partnership leverages each company’s technology and expertise. The BioZ Dx also carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. In June 2005, the Company received FDA 510(k) clearance for 12 lead diagnostic electrocardiography (“ECG”) capabilities integrated into the BioZ Dx product platform, which provided the world’s first product with the ability to assess mechanical function with ICG and electrical function with 12 lead ECG.

Using our BioZ ICG OEM module kit, Shenzhen Mindray Bio-medical Electronics Co, Ltd. (“Mindray”), the largest manufacturer of patient monitoring products in China, has integrated our ICG technology into its patient monitoring products and received Chinese SFDA and European CE mark regulatory clearance for this product in the fourth quarter of 2006.

We continue to sell our previous lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), which has FDA 510(k) clearance and carries the CE mark. We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to targeted international markets through a network of distributors. To date, we have sold nearly 7,800 ICG systems (stand-alone products and integrated modules) to physician offices and hospital sites throughout the world. In November 1998, Health Care Finance Administration (“HCFA”), now known as the Center for Medicare & Medicaid Services (“CMS”), mandated national Medicare reimbursement for our BioZ procedures and, in January 2001, implemented national uniform pricing throughout the United States. CMS reevaluated reimbursement of our ICG technology and issued a policy clarification in 2004 that restricted the availability of Medicare reimbursement for hypertension patients and left the decision of whether to cover ICG for high blood pressure (medically referred to as hypertension) to the CMS contractors that administer the CMS program in each state. In November 2006, in response to a request by the Company for national coverage of ICG for hypertension, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged, and CMS contractors would continue to have the discretion to cover ICG for hypertension.

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

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. PAC is not available in a physician’s office or outpatient clinic. As a result, in the majority of situations, a physician seeking to assess hemodynamic function normally must do so through indirect means, such as by measuring blood pressure or checking the pulse, and/or through employing subjective, imprecise examination techniques, such as looking at distension of neck veins. Thus, a compelling need exists for objective, noninvasive measurement tools, such as our BioZ ICG Systems. The company estimates that in North America, the number of noninvasive hemodynamic procedures with ICG has now surpassed the number of invasive hemodynamic procedures with PAC.

During ICG monitoring using our BioZ ICG Systems, an undetectable electrical signal is sent through our proprietary sensors placed on the patient’s neck and chest. Our DISQ® (Digital Impedance Signal Quantifier) and AERISTM (Adaptive Extraction and Recognition of Impedance Signals) processing analyzes ICG waveforms and the Z MARC® (Impedance Modulating Aortic Compliance) Algorithm is used to calculate significant hemodynamic parameters. Based on this data, a physician can quickly and safely assess and diagnose the underlying cardiovascular disorder, customize and target treatment, monitor the effectiveness of prescribed medications and more accurately identify potential complications. Our objective is to enhance patient lives through pioneering a new approach to drug management and to make a genuine contribution to healthcare economics with our noninvasive technologies. Key elements of our strategy have included efforts to:

•	market and sell ICG products through our direct sales force;

•	broaden our product offerings and distribution channels through strategic relationships;

•	grow recurring revenue through increased use of our proprietary disposable ICG sensors;

•	expand evidence of our technology’s validity and clinical application in our target markets;

•	maintain market leadership through product improvements and extensions; and

•	target new market opportunities through acquisition and technology development.

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

Strategy

Our mission is to enhance patient lives through pioneering a new approach to drug management and to make a genuine contribution to healthcare economics with our noninvasive technologies. Our vision will be achieved if and when noninvasive ICG technology becomes a cardiovascular standard of care. We believe the BioZ ICG technology as a key diagnostic and monitoring tool for assessing and treating heart failure, hypertension, shortness of breath, pacemaker, emergency, critically ill, and home healthcare patients. Our corporate strategy includes:

Market and sell ICG products through our direct sales force.

We intend to continue to leverage our direct sales force to capitalize on our first-to-market position in the United States to further penetrate the physician office market. We believe that a strong direct sales force supplemented by our clinical application specialists to clinically train is best suited to educate the medical community about how our technology can improve patient outcomes and decrease costs. We have approximately 31 domestic direct sales representatives who sell our products, as well as four regional sales managers, and a vice president of sales. In addition, we have 19 clinical application specialists, two regional clinical managers and a national clinical applications director to supplement our field sales team and enhance disposable product utilization through customer education and implementation of appropriate protocols for device use. By improving device utilization, we believe we can strengthen customer loyalty and increase capital revenue from device sales and disposable product revenue from our proprietary sensors.

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

During fiscal 2000, we successfully developed and received FDA 510(k) clearance on our patented BioZtect® sensor technology that provides notable improvements in performance and features. Its unique shape and chemical composition, adhesion characteristics and more user-friendly design optimize signal transmission and detection sensitivity. In fiscal 2006, we further strengthened our sensor technology through the development and FDA 510(k) clearance on our patent-pending BioZ AdvaSense™ sensor. BioZ AdvaSense incorporates the advancements of the BioZtect sensor and also incorporates additional design features to ensure proper patient connection thereby ensuring data integrity. Our proprietary sensor and cable systems provide enhanced features to our customers and promote the exclusive use of our proprietary sensors with our equipment to ensure optimal product performance and accuracy. As our installed base of BioZ products grows, we expect that the disposable sensor revenue stream will continue to contribute an increasing percentage of our total net sales.

Expand evidence of the technology’s validity and clinical application in our target markets.

While a significant amount of evidence substantiating ICG’s validity and clinical application is now available, we continue to invest in supporting clinical trials to further expand this evidence and provide prospective customers with data regarding the efficacy of ICG. Three major multi-center clinical trials were published in 2006, including studies in outpatient heart failure (“PREDICT”), emergency department shortness of breath (“ED-IMPACT”), and hypertension (“CONTROL”). In 2007, the Company initiated the PREVENT-HF trial, one of the largest randomized trials ever conducted in outpatient heart failure with device-based management.

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

In 2001, we released the BioZ ICG Module for the GE Medical Systems Information Technologies (“GE Healthcare”) bedside monitoring systems. This product is distributed worldwide by GE Healthcare for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. In the first quarter of 2005 we received 510(k) clearance by the FDA for our new product the BioZ Dx device co-developed with Philips, a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry. In June 2005, we received FDA 510(k) clearance for 12 lead diagnostic ECG capabilities on the Dx ICG platform. Philips has the right to purchase ICG modules from us and sell the combined ECG/ICG product in their key markets. In July 2006, we announced an Original Equipment Manufacturer (“OEM”) agreement with Shenzhen Mindray Bio-medical Electronics Co, Ltd. (Mindray), the largest manufacturer of patient monitoring products in China. Under the terms of the agreement, Mindray has integrated our BioZ ICG technology into its patient monitoring products, and we receive a licensing fee for each BioZ ICG OEM kit purchased by Mindray.

Target new market opportunities through acquisitions of complementary technologies and technology development.

In 2004, we acquired Medis (a German ICG device design and manufacturer). The Medis acquisition strengthens our core ICG technology development capabilities and provides us with a European partner for market development opportunities in that region.

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

ICG Technology

While electrocardiography technology noninvasively measures the heart’s electrical characteristics, our ICG technology makes it possible to measure the heart’s mechanical, or blood flow, characteristics. By using our products, physicians have an easy, noninvasive, safe, painless and cost-effective way to monitor the heart’s ability to deliver blood to the body.

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

Products

Our business has one operating segment: Impedance Cardiography (ICG). From 2004 through most of 2007, we had a second operating segment: Electrocardiography (ECG) which related to the operations of our Vermed Division that was sold on August 31, 2007. Our principal ICG products consist of the following:

BioZ® Dx ICG Diagnostics - In March 1998, we received 510(k) marketing clearance for our BioZ ICG Monitor. The BioZ ICG Monitor features a portable design, transportable battery, integrated blood pressure and incorporates our Z MARC® algorithm. In December 2004, we received FDA 510(k) clearance on the BioZ Dx. The BioZ Dx incorporates AERISTM processing and 12-lead ECG capability and is now Electronic Medical Records (EMR) ready with optional BioZport ICG data management software. It also features an integrated full-page thermal printer, color display screen, a standard five-year warranty and a new Thera-TrakTM reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005.

BioZ® ICG Monitor - Our noninvasive cardiac function monitoring device, the BioZ ICG Monitor, features a portable design, transportable battery and integrated blood pressure. BioZ ICG Monitors are sold with a pole cart, printer and keyboard for end user data entry and include a standard one-year warranty.

BioZ® ICG Module - The BioZ ICG Module was jointly developed with GE Healthcare. The module integrates our proprietary BioZ ICG technology into GE’s Solar® and DASH patient monitoring systems and includes a standard one-year warranty.

BioZtect® and BioZ® Advasense™ Sensors - We market disposable sensors designed specifically for use with our BioZ products. Four of our dual sensors are used in each monitoring session. Our proprietary sensor and cable systems provide enhanced features to our customers and promote the exclusive use of our proprietary sensors with our equipment to ensure optimal product performance and accuracy. We have a patent on our BioZtect sensors and a patent-pending on our Advasense™ Sensors.

Niccomo ICG Monitor - The Medis Niccomo ICG monitor is sold through our international sales force outside the United States. It incorporates a color touch screen and integrated strip printer and includes a standard one-year warranty. Medis also manufactures and sells the Cardioscreen and Rheoscreen product lines of venous blood flow products that are sold internationally. These Medis products do not have FDA clearance for sale in the U.S.

BioZ® ICG OEM Module Kit - The BioZ ICG OEM Module Kit is available to other medical device companies to incorporate ICG measurements as an option in the sale of their existing devices. The OEM kit is current used by Mindray, the largest manufacturer of patient monitoring products in China, and includes a one-year warranty.

Backlog

We generally do not carry significant order backlog in our ICG business and expect backlogged orders to be shipped within the next twelve months. In late 2007, our Medis subsidiary received a prepaid order from a customer in Eastern Europe. As of November 30, 2007, approximately $1.2 million of this order remained to be shipped. We anticipate filling this order during our first fiscal quarter of 2008.

Sales and Distribution

We view the United States ICG marketplace as two distinct segments: the outpatient (physician) market and the hospital market. In the outpatient market, we target physician offices and hospital-based and freestanding outpatient facilities for our stand-alone BioZ products through our direct sales force and distributors. In 2004, we initiated distributor sales efforts with Physician Sales and Service (“PSS”) and Caligor Medical (Henry Schein, Inc.) to provide leads to our direct sales representatives in an effort to accelerate market penetration. After not achieving the results we had planned, we decided at the end of 2005, to intensify our clinical sales efforts with our internal sales force to drive product acceptance. In contrast to the hospital market, there are few, if any, formal capital equipment budget processes in the outpatient market and purchasing decisions can therefore be made more quickly. Consequently, our direct and distributor sales force is focused primarily on the outpatient markets.

We continue to believe that the hospital market represents a large and viable market for our products, but our current strategy is to focus our direct sales force on outpatient markets and allow our OEM partners to develop the hospital market for ICG.

Internationally, we sell our products through local medical distributors. Currently, we have distribution partners and end-users in more than 30 countries around the world. Additionally, our international sales team supports GE Healthcare sales teams in selling our ICG Module that interfaces with the GE Healthcare Solar and DASH monitoring systems. We do not offer product return rights to our distributors.

Strategic Relationships

During the fourth quarter of fiscal 2000, we entered into an agreement with GE Healthcare for the development of a custom plug-in module for the GE Healthcare Solar® and DASH series of bedside monitors. This product was introduced to the market in June 2001 and extends the capabilities of the GE Healthcare Solar product family to provide all of the hemodynamic parameters of the BioZ ICG Monitor to GE Healthcare’s installed customer base of well over 50,000 units. This product is distributed worldwide by CardioDynamics and GE Healthcare for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors. We believe that other patient monitoring companies could benefit from the addition of similar modules to their estimated installed base of over 200,000 modular bedside monitors.

At the beginning of 2005 we released an ICG-only device jointly developed with Philips Medical Systems and in mid-2005, we release a combined ICG/ECG device with Philips’ diagnostic 12-lead ECG. The Co-Development and OEM agreement allows both companies to market the combined ICG/ECG product, although only CardioDynamics is doing so at the current time.

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

In July 2006, we announced an OEM agreement with Mindray, the largest manufacturer of patient monitoring products in China. Under the terms of the agreement, Mindray has integrated our BioZ ICG technology into its patient monitoring products, and we receive a licensing fee for each BioZ ICG OEM kit purchased by Mindray.

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

Some private insurers cover the BioZ ICG test, including Aetna, Humana, Blue Cross Blue Shield and others (in select states). We continue active discussions with CMS and private insurers to maintain and expand reimbursement indications for ICG.

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

Our team investigates the physiologic mechanisms underlying our ICG signal as a means of developing new diagnostic parameters. In addition, we research the application of digital signal processing methodologies to improve the quality of signal acquisition and analysis algorithms. Some of this research has resulted in several U.S. patents issued and patents pending. We spent $1,706,000 (7.8% of net sales) on research and development in 2007 and $1,964,000 (9.9% of net sales) in 2006.

Intellectual Property

Our success, to some extent, depends on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and proprietary technology and to operate without infringing upon the patents or proprietary rights of others. We have developed proprietary software for which we have not filed patents. We generally file patent applications in the United States and foreign countries where patent protection for our technology is appropriate and available. We also rely on nondisclosure and non-competition agreements with employees, consultants and other parties to protect trade secrets and other proprietary technology.

To date, CDIC has filed a total of eleven U.S. utility patent applications, three U.S. design patent applications, two European patent applications and one PCT patent application filing. Of these applications, six U.S patents issued in 2003 and one issued in 2006 and three issued in 2007. Of the five U.S. utility patents that have issued, a key patent is U.S. Patent Number 6,561,986, “Method and Apparatus for Hemodynamic Assessment Including Fiducial Point Detection,” which contains 46 claims and is a strategic patent underlying the Company’s novel AERISTM (Adaptive Extraction & Recognition of Impedance Signals) processing. AERIS utilizes breakthrough techniques in time-scale signal processing to filter and accurately determine key ICG and ECG waveform characteristics, known as “fiducial points.” ICG and ECG fiducial points form the core measurements from which BioZ parameters are determined. AERIS processing provides enhanced stability, accuracy, and reproducibility in a broader range of patient monitoring conditions.

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

During 2005 CDIC became aware of a company that was selling competitive ICG sensors for use with our BioZ systems. We filed a patent infringement suit and, in turn, they countersued to have our patent declared invalid and for other restraint of trade claims. In 2006, we agreed to drop the lawsuit and they agreed to drop the countersuit and to pay us a royalty on future ICG sensor sales. In response to this competitive situation with our sensors, two additional US utility patent applications were filed for even stronger IP protection on a new model ICG sensor, Advasense®.

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

In May 2002, the results of a significant Mayo Clinic study were published in the peer-review journal, Hypertension. The results of the study demonstrated 70% superiority in effectively treating previously-uncontrolled hypertension patients when our BioZ ICG was used as compared to traditional management by high blood pressure specialist physicians.

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

In March of 2007, we announced the commencement of a multinational, randomized controlled multi-center trial in heart failure patients which will evaluate whether the predictive power of ICG as demonstrated in PREDICT study can be used to change medical managements and subsequently reduce heart failure hospitalizations, as compared to standard care without the use of ICG. The study is called PREVENT-HF – Prevention of Heart Failure Events with Impedance Cardiography Testing. Milton Packer, M.D., Chairman of the Department of Clinical Sciences at the University of Texas Southwestern Medical Center in Dallas Texas, serves as the principal investigator of this trial. Dr Packer is one of the world’s leading experts in the treatment of heart failure.

In addition, multiple other ICG studies have been published in journals such as Chest, American Journal of Cardiology, and Congestive Heart Failure.

Strategic Future Trial

We are sponsoring a multinational, multi-center trial in heart failure patients which will evaluate whether the predictive power of ICG as demonstrated in PREDICT study can be used to change medical managements and subsequently reduce heart failure hospitalizations, as compared to standard care without the use of ICG. The study is called PREVENT-HF – Prevention of Heart Failure Events with Impedance Cardiography Testing and commenced in 2007.

Manufacturing

Our products are assembled in San Diego, California, and Illmenau, Germany. The CardioDynamics headquarters in San Diego includes the assembly, test and service facility for the CardioDynamics BioZ ICG systems. The Medis subsidiary in Illmenau is a majority owned subsidiary that manufactures ICG and venous blood flow products, including the Rheoscreen product line, Cardioscreen and Niccomo ICG monitors.

Each location has established procedures and controls intended to ensure that both products and purchased parts are designed and manufactured to meet customers’ requirements. We purchase the components and raw materials used in manufacturing our products from various suppliers including Philips for the platform for our BioZ Dx System under a Co-Development and OEM agreement and Vermed for our ICG sensors under a five-year custom manufacturing and supply agreement. Our suppliers are evaluated, qualified and monitored to assure continuity of supply while maintaining high quality and reliability. We have systems and procedures in place to ensure timely and effective corrective and preventive actions are taken if we, or our customers, identify non-conformities.

Warranty and Repair

We warrant that our stand-alone BioZ Dx System will be free from defects for a period of 60 months from the date of shipment on each new system sold in the United States, and for 13 months on BioZ systems sold internationally. We warrant that the Niccomo ICG monitor, new stand-alone BioZ Monitors and factory certified refurbished BioZ Dx will be free from defects for a period of 12 months from the date of shipment. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the external printer, power cords, and inflatable blood pressure cuffs that are covered for a period of 90 days. When warranty repairs are necessary, we generally perform them at our manufacturing facilities. In some cases, our distributors perform warranty repairs in authorized service centers which are located in Kuwait, Mexico and China.

We provide on-call technical support and, on occasion, offer field clinical support specialists. In addition to our standard warranty, we offer Z Care® extended warranty agreements for maintenance beyond the standard warranty period. We repair equipment that is out of warranty on a time and materials basis.

Competition

Direct competition

To date, we have experienced very limited direct competition. Through our German subsidiary, Medis, we inherited a licensing agreement and relationship with Analogic Corporation, which manufactures a stand-alone ICG device for Philips as well as an Analogic-manufactured device, the LifeGard Monitor, which is distributed through a medical device manufacturer and distributor, Advanced Cardiac Systems. The Philips stand-alone device is primarily sold into the hospital market where we have not traditionally focused with our direct sales force. The LifeGard Monitor is primarily sold in the physician office market and has a suggested retail price that is lower than our BioZ ICG Monitors. The LifeGard Monitor represents the most significant form of competition we have experienced to-date. However, since its introduction in late 2004, we estimate that we have maintained greater than 95% market share for ICG device sales in the U.S. market and have lost very few unit sales in head-to-head competition. We are also aware of at least two domestic and one international manufacturers of ICG monitors. None of these companies has direct sales or clinical teams, and thus far, neither has had much visibility in the market. We believe that our BioZ products provide the most advanced ICG monitoring at prices that are competitive.

Indirect competition

PAC

Also known as thermodilution, right heart catheterization or Swan-Ganz™ catheterization, the PAC procedure was introduced in the early 1970’s. Despite its limitations, costs and risks, PAC remains the most commonly used technology besides ICG for monitoring hemodynamic status. Medical Data International estimates that PAC procedures are used over a million times per year worldwide. Edwards Lifesciences, Abbott Laboratories and Datex-Ohmeda produce the majority of right heart catheters used in the United States. ICG technology may eliminate PAC-caused complications, lower costs, reduce procedure time, expand clinical applications and offer immediate availability of vital, real-time, continuous hemodynamic data.

Echocardiography

Echocardiography (“echo”) is a diagnostic tool utilizing ultrasound frequency waves to detect anatomical abnormalities of the heart and blood vessels. Echo technology was developed during the 1970’s and has advanced through the years with the addition of sophisticated electronics and digitalization for acquisition of better images. A continuous wave suprasternal Doppler echo measures cardiac output noninvasively by placing a Doppler transducer on the chest, aiming it toward the ascending aorta and measuring aortic blood flow velocity. Specifically, echo measures the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus calculate cardiac output. While it is possible to do so, echo is not routinely used to measure cardiac output because of its technological limitations, cost, time, and lack of reimbursement for this purpose.

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

Direct Fick was the original method conceived in the late 1800’s to measure cardiac output. It is based on calculating the oxygen difference between the arterial and venous blood, along with oxygen inhalation and expiration. The direct Fick method is seldom used because it is time consuming, costly and complicated. A variation of the direct Fick method is called CO2 Re-breathing, or Indirect Fick. It was introduced in the 1980’s to the hospital surgical market. Because CO2 Re-breathing method is limited to patients who are mechanically ventilated, the number of patients who are candidates for the procedure is very limited.

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

In November 2004, we received renewal approval from the State Drug Administration of the People’s Republic of China, and in November 2000, we received a Canadian Medical Device License. Our distribution partners received MHLW approval in November 2004, KFDA approval in February 2002 and Israel Ministry of Health approval in October 2006, enabling our products to be sold in Japan, Korea and Israel. In June, 2007 we received clearance for the CardioDynamics BioZ Dx Hemodynamic Monitor with Philips 12-lead ECG from Health Canada, Therapeutic Products Directorate, Medical Device Bureau.

Employees

As of November 30, 2007, we had 112 employees, none of whom are covered by a collective bargaining agreement. We consider our employee relations with our employees to be good.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, you should consider the following risk factors which could affect our business, financial condition and results of operations.

We depend upon our BioZ product line, which is in its early stages of market acceptance.

Our future is dependent upon the success of the BioZ product line and similar products that are based on the same core technology. The market for these products is in a relatively early stage of development, less than 2% penetrated, and may never fully develop as we expect. The long-term commercial success of the BioZ product line requires widespread acceptance of our products as safe, efficient and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. In the past, some medical professionals have hesitated to use ICG products because of limitations experienced with older, analog-based monitors. Invasive procedures, such as PAC, are generally accepted in the medical community and have a long history of use. We have sponsored and intend to continue to sponsor or support clinical trials. We cannot be certain that clinical trials will be completed, that they will have a positive outcome or that a positive outcome in these trials will be sufficient to promote widespread acceptance of our products within the medical community.

Our success depends in part upon the availability of adequate third-party reimbursement.

Our success will depend in part on the availability of adequate reimbursement for our customers from third-party healthcare payers, such as Medicare, private health insurers and managed care organizations. Third-party payers continue to challenge the pricing of medical products and services. Reimbursement may not be at, or remain at, price levels adequate to allow medical professionals to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available. For example, in January 2004, CMS issued an updated national coverage determination which served to restrict the number of hypertensive patients eligible for Medicare reimbursement for ICG monitoring. While CMS could rescind coverage if they deemed the test or therapy to be harmful, in no instance has CMS ever rescinded coverage for a test or therapy that they previously evaluated and chose to cover. On occasion, we offer Customers a limited Medicare reimbursement guarantee under which we would be responsible for the remaining unbilled payments in the unlikely event that Medicare rescinds coverage.

We must maintain and develop strategic relationships with third parties to increase market penetration of our product lines.

We distribute our ICG products to targeted international markets through a network of regional distributors, our strategic alliance with GE Healthcare and Mindray and to the US market through our direct sales force. We may enter into similar agreements with other companies and establish technology partnerships with other medical product, distribution and technology companies. Successfully managing the interaction of our direct sales force and strategic distribution partners is a complex process. Moreover, since each distribution method has distinct risks, gross margins and operation costs. Our failure to implement and maintain the most advantageous balance in the delivery model for our products could adversely affect our revenues, gross margins and profitability. Widespread acceptance of our BioZ products may be dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties. Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control. We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

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

We have federal net operating loss carryforwards (“NOLs”) of approximately $50 million for federal income tax purposes. The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code that limit the federal NOLs that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur we may lose some or all of the tax benefits of these carryforwards. In calculating our 2007 tax provision and assessing the likelihood that we will be able to use the deferred tax assets we evaluated our ability to realize these deferred tax assets and determined that it is appropriate to retain a valuation allowance for the full amount of the deferred tax assets. As we generate taxable income for book purposes, we will realize the benefit of the deferred tax assets to offset the tax expense associated with pre-tax income, resulting in a reduced net tax expense for the period and greater net income than would normally be expected.

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

The commercialization of our current product line, acquisition of complimentary technologies and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

•	our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional inventory, and finance the increase in accounts receivable;

•	whether or not the holders of our $5.25 million convertible notes elect to exercise their April 2009 early repayment option provided under the terms of the notes;

•	our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital;

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

•

customer financing strategies—our attempt to accelerate the purchasing processes by offering internal financing programs and by providing purchasers with extended payment terms would consume additional capital.

We may be unable to predict accurately the timing and amount of our capital requirements. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our capital structure, our history of losses or the need to achieve widespread acceptance of our technology as too great a risk to bear, particularly if the capital markets for this profile of financing continues to contract as it has recently. As a result, additional funding may not be available at attractive terms, or at all. If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, to change our method of operation or to curtail our operations.

We are subject to stock exchange and government regulation.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and SEC and stock exchange regulations have increased financial reporting and disclosure requirements, corporate governance and internal control requirements, including compliance of our acquired businesses that have significantly increased the administrative costs of documenting and auditing internal processes, gathering data, and reporting information. The need to commit substantial resources and management attention in these areas could impact our ability to deploy those same resources to other areas of our business. If we are unable to comply with the requirements, it could significantly impact our market valuation.

A low stock price could result in our being de-listed from the Nasdaq Market and subject us to regulations that could reduce our ability to raise funds.

If our stock price remains below $1.00 per share, or if we fail to maintain other Nasdaq criteria, Nasdaq may de-list our common stock. In such an event, our shares could only be traded on over-the-counter bulletin board system. This method of trading could significantly impair our ability to raise new capital. In April of 2007 we received a Nasdaq Staff Deficiency Letter from the Listing Qualifications Department indicating that the Company’s common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because the Company’s common stock closed below $1.00 per share for 30 consecutive trading days. The Company was afforded 180 calendar days, to regain compliance with the minimum bid requirement. Because our stock did not exceed the $1.00 minimum bid price for at least 10 consecutive business days, we elected to transfer our common stock from the Nasdaq Global Market to the Nasdaq Capital Market in October of 2007. At that time we were granted a second 180 calendar days, or through mid April 2008, to regain compliance while listed on the Nasdaq Capital Market.

In the event that our common stock was de-listed from the Nasdaq Market due to low stock price, we may become subject to special rules, called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

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

The selling price of our products and sensors are subject to market conditions. Market conditions that could impact these aspects of our operations include:

•	Changes in the reimbursement policies of government and third-party payers;

•	Hospital or physician practice budgetary constraints;

•	The introduction of competing products;

•	Price reductions by our competitors;

•	Development of more effective products by our competitors; and

•	Lengthening of buying or selling cycles.

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

We have experienced and expect to continue to experience fluctuations in quarterly operating results due to a number of factors. We cannot control many of these factors, which include the following:

•	the timing and number of new product introductions;

•	the number of selling days in a given quarter;

•	turnover in our sales force;

•	the mix of sales of higher and lower margin products in a quarter;

•	the market acceptance of, and changes in demand for our products;

•	the impact of any changes in generally accepted accounting principles;

•	the loss of any of our strategic partners;

•	variations in inventory overhead rates or inventory reserves;

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	development and promotional expenses relating to the introduction of new products or enhancements of existing products;

•	product returns or bad debt write-offs;

•	changes in pricing policies by our competitors;

•	the timing of regulatory compliance audits;

•	the impact of weather related disasters such as ice storms and hurricanes;

•	delays in shipment of products or components to us by our vendors; and

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

In fiscal 2007, international sales accounted for approximately 12% of our net sales. We believe that international sales could represent a meaningful portion of our revenue in the future. We rely on a network of regional distributors, our strategic alliance with GE Healthcare and Mindray to assist us with our international sales efforts. In June of 2004, we purchased 80% of the outstanding common stock of Medis, which is located in Ilmenau, Germany. As such, we are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may subject us to foreign currency losses related to the Medis deferred acquisition payments or increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

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

Our strategy for development and commercialization of some of our products depends upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations. We may not be able to negotiate acceptable arrangements in the future, and our existing arrangements may not be successful. We rely on third parties to manufacture our ICG sensors and we currently assemble our products from components manufactured by a limited number of manufacturers. Therefore, we are highly dependent on these manufacturers. If we experience a termination, modification or disruption of any of our manufacturing arrangements, we may be unable to deliver products to our customers on a timely basis, which may lead to customer dissatisfaction and damage to our reputation.

Our common stock is subject to price volatility.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

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

With the exception of 2002 through 2004, we have experienced losses every year because we have expended more money in the course of researching, developing and enhancing our technology and products and establishing and maintaining our sales, marketing and administrative organizations than we have generated in revenues. We expect that our operating expenses will continue at current levels and eventually increase in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue to develop our technology. It is possible that we will not be able to achieve the revenue levels required to achieve and sustain profitability.

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

We may not be able to make future acquisitions or successfully integrate any such acquisitions.

As part of our long-term growth strategy, we intend to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products or expand the breadth of our markets or customer base.

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

We may face the unavailability of or significantly higher premiums for director and officer liability insurance.

At times, director and officer liability insurance has been difficult for some companies to obtain. If we are unable to obtain sufficient director and officer liability insurance at rates that are reasonable or at all, or if the possibility of director and officer liability is expanded by regulatory or judicial developments, we may not be able to retain our current officers and directors or attract qualified directors and officers in the future.

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

We are headquartered in San Diego, California, and operate manufacturing locations in San Diego, California; and Ilmenau, Germany, as described below. We believe that our properties are adequate and suitable for our current and foreseeable business needs.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position(s)
Michael K. Perry	47	Chief Executive Officer and Director
Rhonda F. Rhyne	47	President
Steve P. Loomis	47	Vice President of Finance, Chief Financial
		Officer and Corporate Secretary
Donald J. Brooks	48	Chief Technology Officer
Russell H. Bergen	60	Vice President of Operations
Richard E. Trayler	56	Vice President of International Operations

Michael K. Perry has been the Chief Executive Officer and Director of CardioDynamics since April 1998. From 1994 to 1997, Mr. Perry was Vice President of Operations at Pyxis Corporation, and in 1995 assumed additional responsibility for Research and Development. Pyxis Corporation was a pioneer of healthcare automation and information management services, in addition to pharmacy management services to hospitals and outpatient facilities. Mr. Perry was part of the executive team that successfully acquired and integrated three businesses into Pyxis, and in 1996, sold the company to Cardinal Health, Inc. for $980 million. Prior to joining Pyxis, Mr. Perry served in several increasingly responsible management assignments with Hewlett-Packard Company’s Medical Products Group in manufacturing and finance. Additionally, he was Director of Quality for a division of Hewlett-Packard’s DeskJet Printer Group. In 2003, Mr. Perry was named San Diego Entrepreneur of the Year for Medical Products and Technology. Mr. Perry holds a Master’s degree in Business Administration from Harvard University and a Bachelor’s degree in Mechanical Engineering from General Motors Institute. Mr. Perry serves as an Executive Committee member on the Advisory Board of the University of California San Diego Cardiovascular Center and on the Board of Directors for Junior Achievement of San Diego.

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

Donald J. Brooks joined the Company in September 2004 as Vice President of Product Development and was appointed as Chief Technology Officer in January 2006. From 2003 to 2004, Mr. Brooks served as Director of Product Development and VP of Operations at Zargis Medical (a Siemens start-up venture). From 2001 to 2003, Mr. Brooks served as a Senior Systems Design Engineer at Walnut Technologies, Inc. Prior to 2001, Mr. Books held other various managerial positions, including Vice President of Operations for Boston Medical Technologies and Engineering Manager for Siemens Medical Systems. Mr. Brooks earned his BSEE and MSEE degrees in Electrical Engineering at North Carolina State University with an emphasis on analog VLSI design and Digital Signal Processing.

Russell H. Bergen has served as our Vice President of Operations since joining us in September 1998. From 1971 to 1998, Mr. Bergen held management positions in the Instrument Group, Peripheral Products Group and Inkjet Business Unit of Hewlett Packard Company. Previously, Mr. Bergen was employed at Honeywell, Inc. as a procurement engineer. Mr. Bergen earned his Bachelor’s degrees in Aerospace Engineering and Manpower Management from the University of Colorado at Boulder.

Richard E. Trayler is our Vice President of International Operations and served as our Chief Operating Officer from July 1997 to January 2003. From 1982 to 1997, Mr. Trayler held sales management positions at Quinton Instrument Company. He has also held positions at the Heart Institute for CARE, the University of Washington and the Boeing Company. Mr. Trayler earned a Bachelor’s degree from Texas A&M University and a Master’s degree from the University of Washington and a Master’s degree from Western Conservative Baptist Seminary.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Market under the symbol “CDIC.” The following table provides the high and low sales prices per share of our common stock as reported by the Nasdaq Stock Market for the periods indicated.

	Market Price
Year Ended November 30, 2007:	High	Low
Fourth Quarter	$0.65	$0.37
Third Quarter	0.80	0.37
Second Quarter	1.08	0.62
First Quarter	1.30	0.69

	Market Price
Year Ended November 30, 2006:	High	Low
Fourth Quarter	$1.08	$0.60
Third Quarter	1.45	0.69
Second Quarter	1.82	1.16
First Quarter	1.70	1.03

On January 14, 2008 there were approximately 426 holders of record of our common stock. The Company has not declared or paid any cash dividends on shares of our common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the operation of the business.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

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

Results of Operations

CardioDynamics is the innovator and market leader of an important medical technology called impedance cardiography (“ICG”). We develop, manufacture and market noninvasive ICG devices, and proprietary ICG sensors. Unlike some other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient, and cost-effective manner not previously available in the physician office and hospital setting.

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

Our lead products, the BioZ Dx, BioZ ICG Monitor and the BioZ ICG Module for GE Healthcare patient monitoring systems, have received FDA 510(k) clearance and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment.

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

We have developed strategic partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare, Philips and Mindray, all of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and Mindray and co-developed the BioZ Dx with Philips, the latest generation ICG monitor. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We intend to seek additional strategic partnerships over time accelerate the validation, distribution, and adoption of our technology.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, and the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks, some of which are described in the risk factor section in Part I, Item 1A of this Form 10-K, to the greatest extent possible.

Following is a list of several key financial achievements in 2007 compared with 2006:

•	Net ICG sales increased 10% to $21.9 million, up from $19.8 million

•	ICG sensor revenue increased 8% to $6.7 million, or 31% of total sales, up from $6.2 million

•	ICG monitor sales totaled 542 units, 355 of which were BioZ Dx systems, 79 BioZ monitors, and 108 Medis ICG monitors, up from 499 ICG monitors

•	International ICG sales grew 10% to $2.7 million

•	ICG gross profit margin was 68%, up from 62%

•	Operating loss improved 38% to $4.8 million, as compared to an operating loss of $7.8 million

•	Cash and cash equivalents increased $6.0 million to $8.4 million, up from $2.4 million at November 30, 2006, principally as a result of the sale of Vermed

Additional key operating milestones in 2007:

•	Completed the sale of our Vermed business, generating approximately $8.0 million in gross sales proceeds

•	Nearly 7,800 ICG monitors and modules sold to date, up 11% from one year ago

•	Retired $1.7 million of bank debt

•	Received FDA clearance for new ICG clinical parameters and electronic medical record (EMR) interface capability for our BioZ Dx System

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

Operating Segments

For the past three years, our business has had two operating segments, the ICG segment and the ECG segment. On August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont, to Medical Device Partners, Inc. The sale of Vermed will allow us to focus our resources on our proprietary ICG business, which we believe continues to hold the highest growth potential, while maintaining a long-term relationship with Vermed for ICG sensors. Upon the completion of the sale of Vermed, we now report as one operating segment, as defined in Financial Accounting Standards Board No. 131, and have classified the prior year assets and related liabilities of Vermed as “for sale” within the Consolidated Balance Sheets and the results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The ICG business consists primarily of the development, manufacture and sales of the BioZ Dx, BioZ ICG Monitor, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical function. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians and hospitals throughout the world. With the acquisition of Medis in June 2004, the ICG segment also includes the Medis diagnostic and monitoring devices such as the Niccomo, Cardioscreen monitor and the Rheoscreen family of measurement devices. We sell Medis products internationally to physicians, hospitals, distributors and researchers.

We derive our revenue primarily from the sale of our ICG devices and associated disposable sensors, which are consumed each time a patient test is performed. For the year ended November 30, 2007, 31% of our revenue came from our disposable ICG sensors, and that percentage has increased in each of the prior six years from approximately 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004, 24% in 2005 and 31% in 2006. We have now shipped over six million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998. We employ a workforce of clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems. We believe our CAS investment is important to drive customer satisfaction and the growth of our ICG sensor business, which should improve the predictability of our revenue, earnings, and cash flow.

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

Net Sales – Net sales for 2007 were $21,850,000, an increase of 10% from $19,783,000 in 2006. The sales increase was partially due to a 34% increase in our net sales by our Medis subsidiary, as well as a 4% increase in BioZ placements by our domestic direct sales force, a 2% higher average domestic net selling price for our BioZ Systems and an 8% increase in our disposable sensor revenue.

In March 1998, we received 510(k) marketing clearance for our BioZ ICG Monitor. The BioZ ICG Monitor features a portable design, transportable battery, integrated blood pressure and incorporates our Z MARC® algorithm. In December 2004, we received FDA 510(k) clearance on the BioZ Dx. The BioZ Dx incorporates AERISTM processing and 12-lead ECG capability and is now Electronic Medical Records (EMR) ready with optional BioZport ICG data management software. It also features an integrated full-page thermal printer, color display screen, a standard five-year warranty and a new Thera-TrakTM reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report. Commercial shipments of the BioZ Dx commenced in the first quarter of 2005. Together, these BioZ ICG Monitors accounted for 56% of our overall ICG sales in 2007, compared with 54% of our sales in 2006.

The BioZ ICG Module is a custom plug-in non-invasive cardiac function monitoring device for the GE Healthcare Solar® and Dash® patient monitors. During 2007 and 2006 we sold 210 and 308 BioZ ICG Modules, respectively. The decrease during 2007 is primarily due to fewer international BioZ ICG Module placements by our strategic partner GE Healthcare.

Altogether, we sold 542 ICG Monitors and Modules in 2007, compared with 499 in 2006, increasing the total number of BioZ Monitors and ICG Modules sold to nearly 7,800. Net sales by our domestic direct sales force, which targets physician offices and hospitals, increased 11% in 2007 with sales of $18,373,000, from $16,575,000 in 2006.

Net sales of our ICG products internationally increased by $250,000 in 2007, to $2,718,000, up 10% from $2,468,000 in 2006. The increase in 2007 is due to a 34% increase in sales from our Medis subsidiary, partially offset by a reduction in the number of BioZ systems sold internationally.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue continued to grow in 2007. In 2007 and 2006, ICG sensor revenue was $6,672,000 and $6,198,000, respectively. In both years, ICG sensor revenue represented 31% of total revenue. We offer a Discount Sensor Program to our domestic outpatient customers that provides considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments. In addition, our clinical applications team works closely with physicians to appropriately integrate ICG into their practices through the use of our BioZ Activation Process (BAP™) that assists in identifying patients who are symptomatic and on whom the physician would benefit by having BioZ data for clinical assessment. The Company believes that successful integration of BAP into physician practices will result in appropriate product use and sensor revenue growth.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories and non-warranty repairs of our BioZ systems of $645,000 in 2007 and $651,000 in 2006.

Stock-Based Compensation Expense – Stock-based compensation expense for the year ended November 30, 2007 was $380,000, as compared to $260,000 for the year ended November 30, 2006. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts. The increase in stock-based compensation expense principally relates to restricted stock awards granted to Officers and granted to Directors in lieu of cash compensation during Fiscal 2007.

Gross Margin – Gross margin was $14,953,000 and $12,189,000 for the years ended 2007 and 2006, respectively. As a percentage of net sales, gross margins in 2007 was 68.4% up from 61.6% in 2006. The increase in gross margin percentage in 2007 over 2006 was primarily due to $533,000 lower manufacturing and related costs, $251,000 lower excess and obsolete expenses and higher average selling prices of the BioZ units. The lower costs were partially offset by higher scrap and rework costs of $221,000.

Research and Development – Our investment in research and development for the year ended November 30, 2007 was $1,706,000, as compared to $1,964,000 during the year ended November 30, 2006, a decrease of 13%. The $258,000 decrease was principally due to reductions in personnel and related expenses of $240,000 as part of our cost containment measures in support of our efforts to regain profitability.

Selling and Marketing – Selling and marketing expenses increased $684,000 or 5% to $14,780,000 in 2007, from $14,096,000 in 2006. The increase in expenses was primarily due to a $220,000 increase in clinical study expenses in support of market development and possible future expansion of reimbursement coverage, a $210,000 increase in promotional materials and $120,000 of depreciation on sales demonstration units.

General and Administrative – General and administrative expenses for the year ended November 30, 2007 was $3,160,000, a decrease of 17% or $660,000, from $3,820,000 in 2006. The decrease during 2007 was principally due to an $869,000 reduction in accounting related fees as a result of us no longer being an accelerated filer. This was partially offset by increases of $147,000 for stock-based compensation relating to equity awards and $141,000 related to additional provision for doubtful accounts receivable in 2007.

Amortization of Intangible Assets– Amortization of intangible assets in 2007 was $147,000, an increase of $28,000 or 24%, from $119,000 in 2006. The increase in 2007 was principally due to the strengthening of the Euro, as compared to the US Dollar, and resulting increased intangible asset values and associated amortization charges from our Medis subsidiary in Germany.

Other Income (Expense) – Other Expense was $846,000 for the year ended November 30, 2007, as compared to Other Income of $434,000. The $1,280,000 change in Other Income (Expense) was principally due to a $1,190,000 net Gain on Derivative Instruments recorded during 2006 at the time we amended the conversion feature relating to our outstanding Convertible Notes due April 2011. There was no similar charge during 2007.

Interest income was $255,000 during 2007, down from $296,000 in 2006. The decrease of $41,000 was principally due to lower average cash balances and interest rates during 2007 and fewer internally financed long-term receivables.

Interest expense for 2007 was $1,037,000, up from $991,000 in 2006. The $46,000 increase was principally due to higher average debt balances during 2007.

Foreign currency loss during 2007 was $85,000, up from $59,000 in 2006. The $26,000 increase was due to the continued strengthening of the Euro against the US Dollar, and the related increases in Euro denominated deferred acquisition costs.

Income Tax Provision – Income tax provision increased $147,000, from $174,000 in 2006 to $321,000 in 2007. The increase was due to German income taxes on increased taxable income at our Medis subsidiary.

Minority Interest in Income of Subsidiary - Minority interest in income of Medis in 2007 and 2006 was $78,000 and $38,000, respectively, and represents the 20% minority share interests retained by the founders.

Income (Loss) from Discontinued Operations, Net of Income Tax – For the year ended November 30, 2007, we recorded a loss from discontinued operations, net of tax of $10,614,000, as compared to a profit from discontinued operations, net of income tax of $894,000 during the year ended November 30, 2006. The increase in the net loss during the current year was principally due to an $11,068,000 charge for impairment of intangible assets of the Vermed Subsidiary that was sold in 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $1,071,000 and $2,002,000 in 2007 and 2006, respectively. In 2007, net cash used in operations was primarily due to losses from continued operations. These cash uses were partially offset by non-cash provisions for doubtful accounts receivable, inventory reserves, and a $1.2 million customer deposit related to a large international order at our Medis subsidiary. In addition, non-cash charges relating to depreciation, amortization of intangibles, stock-based compensation and accretion of the discount on convertible notes are included in the net loss reported for the period, but do not affect cash flow. Going forward, operating cash use is not expected to materially increase in the near term, and in future periods is expected to return to positive operating cash flow.

In 2007, net cash provided by investing activities was $8,701,000, as compared to net cash invested of $2,050,000 in 2006. The investing cash provision was principally due to proceeds from the sale of our Vermed subsidiary on August 31, 2007 of $7,575,000, and the maturity of $1,510,000 of certificates of deposit classified as short-term investments at November 30, 2006. This provision was partially offset by $336,000 of capital equipment purchased by our former Vermed subsidiary and $48,000 of capital equipment purchased for continuing operations.

Net cash used in financing activities during 2007 was $2,357,000, as compared with a financing cash provision of $3,573,000 in 2006. The principal difference between the periods was the issuance of $5,250,000 of Convertible Notes during the second quarter of 2006 and the restriction of $466,000 of cash related to letters of credit associated with the Medis deferred acquisition payments in 2007.

On April 11, 2006, we issued $5.25 million of Convertible Notes to our largest institutional shareholder. The Convertible Notes, originally due in 2009, are convertible into common stock at $1.15 per share. The Convertible Notes were determined to contain an embedded derivative liability because the conversion price of the debt could be adjusted if we issued common stock at a lower price. We evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require us to deliver more shares than are authorized. Under the rules, this required us to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The proceeds received on issuance of the Convertible Notes were allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the Convertible Notes being recorded at a significant discount from their face amount.

On November 29, 2006, we entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes to April 2011, added a put option under which the holders may elect to be repaid in April 2009, and eliminated the embedded derivative instrument by revising the anti-dilution language. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity.

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of November 30, 2007, our outstanding letters of credit totaled $450,000 (€304,000), which is secured by certificates of deposit.

In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank and in November 2006, the Company amended the revolving credit line to extend the maturity date to February 11, 2007. At November 30, 2006, the Company had $1,000,000 of borrowings under the revolving credit line. In March 2007, the Company again amended its revolving credit line to extend the maturity date to March 11, 2008 and reduced the maximum available credit from $5,000,000 to $3,000,000. The line of credit was repaid from the proceeds of the sale of Vermed and subsequently terminated on August 31, 2007.

At November 30, 2007, we have net operating loss carryforwards of approximately $50 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and managements’ consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

In April of 2007 we received a Nasdaq Staff Deficiency Letter from the Listing Qualifications Department indicating that the Company’s common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because the Company’s common stock closed below $1.00 per share for 30 consecutive trading days. The Company was afforded 180 calendar days, to regain compliance with the minimum bid requirement. Because our stock did not exceed the $1.00 minimum bid price for at least 10 consecutive business days, we elected to transfer our common stock from the Nasdaq Global Market to the Nasdaq Capital Market in October of 2007. At that time we were granted a second 180 calendar days, or through mid April 2008, to regain compliance while listed on the Nasdaq Capital Market.

We believe that over the next 12 months, our current cash, cash equivalent and short-term investment balances will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements. However, we may seek ways to maximize shareholder value including appropriate acquisition, restructuring or divestiture opportunities. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities. While we believe that we are adequately capitalized, our long-term liquidity will depend to some extent on our ability to commercialize the BioZ and other diagnostic products and whether or not the holders of our $5.25 million convertible notes elect to exercise their April 2009 early repayment option provided under the terms of the notes. These and other factors may require us to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements.

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

Revenue Recognition - We recognize revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. On occasion, we offer Customers a limited Medicare reimbursement guarantee under which we would be responsible for the remaining unbilled payments, however, we believe the probability of payment is remote and thus recognize full revenue on the sale. Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

Occasionally we sell products under long-term financing arrangements and when collectability is reasonably assured, we recognize the present value of the minimum payments using the rate implicit in the financing agreement as revenue at the time of sale and recognize interest income over the term of the contract. In 2007, these long-term financing arrangements accounted for approximately 1.5% of net sales. Revenue for extended warranty contracts beyond our standard warranty is recognized evenly over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. In 2007, revenue form these extended warranty contracts accounted for approximately 1.0% of net sales.

Allowance for Doubtful Accounts and Sales Returns - We maintain an allowance for doubtful accounts and notes receivable to cover estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, notes receivable payments and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required.

Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to current period sales recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for product returns.

Inventory Valuation and Reserves - We value our inventory at the lower of cost, using the first-in, first-out method, or market. We include expenses incurred to procure, receive, inspect, store, assemble, test and ship our products in an overhead pool that gets capitalized into inventory based on our standard material overhead rate which is applied as material is received. The overhead absorbed is adjusted to the actual rate incurred based on a four quarter rolling average. We maintain inventory reserves for demonstration inventory used by our sales personnel, potential excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory on loan for clinical trials and research are classified as fixed assets. We review inventory on hand quarterly and record provisions for sales demonstration inventory, potential excess, slow moving or obsolete inventory based on several factors, including our current assessment of future product demand, historical experience, and product expiration.

Valuation of Goodwill - We are required to perform an annual review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” In order to determine if the carrying value of a reporting unit exceeds its fair value, management prepares discounted cash flow models for each of the reporting units that incorporate various assumptions regarding revenue and expense levels, income tax rates, working capital and capital spending requirements as well as the appropriate discount rate to apply. Each of these factors, while reasonable, requires a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition to the discounted cash flow models, management reviews the enterprise value (market capitalization plus interest bearing debt) of each reporting unit, based on the enterprise value of the consolidated company, as a multiple of sales in comparison to prior periods and other comparable public companies in the same or similar industries. Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations will affect enterprise value from period to period.

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

If any of our key assumptions relating to the annual or interim review were to be significantly different from actual future period results, then we would be required to reduce the carrying value of the intangible assets. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. As a result of a Vermed definitive sales agreement signed on June 25, 2007, we recorded an impairment charge on goodwill and other intangible assets of our ECG segment of $11.1 million in our second quarter ended May 31, 2007. At August 31, 2007, the estimated impairment charge was updated and the Company recorded a $232,000 impairment reversal as part of discontinued operations for the quarter.

Valuation of Long-Lived Assets - We assess the impairment of long-lived assets, consisting of property, plant and equipment and finite lived intangible assets, whenever events or circumstances indicate that the carrying value may not be recoverable. Examples of such events or circumstances include:

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

Warranty Cost - We maintain a provision for product warranties. Estimates for warranty costs are calculated based primarily upon historical warranty experience and are evaluated on a quarterly basis to determine the appropriateness of such assumptions. Warranty provisions are adjusted from time to time when actual warranty claim experience differs from our estimates.

Stock-Based Compensation - Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Specifically, we estimate the weighted-average fair value of options granted using the Black-Scholes option pricing model based on evaluation assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied. Prior to the adoption of SFAS 123R on December 1, 2005, we did not record compensation cost in the consolidated financial statements for the stock options issued to employees.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how tax reserves should be classified on the balance sheet. FIN 48, is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company is continuing to review the impact, if any, the adoption of FIN 48 will have on its financial position and results of operations, but believes the Company has no significant tax contingencies or possible material exposure upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157, will have on its financial position and results of operations, but does not believe that the impact will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other items eligible for fair value accounting include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item (e.g., debt issue costs) must be recognized in current period earnings and cannot be deferred.

The fair value election is irrevocable and generally made on an instrument-by-instrument basis, regardless of whether a company has similar instruments that it elects not to measure based on fair value. At the adoption date of SFAS 159, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined whether it will elect to apply the fair value option or the impact, if any, such an election would have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CardioDynamics International Corporation

San Diego, California

We have audited the accompanying consolidated balance sheet of CardioDynamics International Corporation as of November 30, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation at November 30, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

San Diego, California February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CardioDynamics International Corporation

We have audited the accompanying consolidated balance sheet of CardioDynamics International Corporation and subsidiaries (the “Company”) as of November 30, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended November 30, 2006, included at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended November 30, 2006, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007, not included herein, which expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.

San Diego, California February 13, 2007

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands)

	November 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$7,896	$2,368
Cash and cash equivalents - restricted	466	—
Short-term investments	—	1,510
Accounts receivable, net of allowances and sales returns of $1,105 in 2007 and $977 in 2006	4,475	4,587
Inventory, net	1,670	2,727
Current portion of long-term and installment receivables	340	659
Other current assets	317	353
Current assets held for sale	—	3,313

Total current assets	15,164	15,517
Long-term receivables, net	309	570
Property, plant and equipment, net	1,882	1,530
Intangible assets, net	179	280
Goodwill	2,303	2,052
Other assets	30	34
Long-term assets held for sale	—	16,405

Total assets	$19,867	$36,388

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit - bank	$—	$1,000
Accounts payable	1,330	1,313
Accrued expenses and other current liabilities	573	384
Accrued compensation	1,532	1,464
Income taxes payable	164	128
Current portion of deferred revenue	201	99
Current portion of deferred rent	135	111
Current portion of deferred acquisition payments	210	169
Provision for warranty repairs - current	164	136
Current portion of long-term debt	32	357
Customer deposits	1,279	78
Current portion of liabilities related to assets held for sale	—	645

Total current liabilities	5,620	5,884

Long-term portion of deferred revenue	51	119
Long-term portion of deferred rent	161	296
Long-term portion of deferred acquisition payments	210	314
Provision for warranty repairs - long-term	277	266
Long-term debt, less current portion	3,619	3,500
Long-term portion of liabilities related to assets held for sale	—	301

Total long-term liabilities	4,318	4,796

Total liabilities	9,938	10,680

Minority interest	407	302
Commitments and contingencies (Note 13)	—	—
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding in 2007 and 2006	—	—
Common stock, no par value, 100,000 shares authorized, 49,318 and 48,831 shares issued and outstanding at November 30, 2007 and November 30, 2006, respectively	64,634	64,254
Accumulated other comprehensive income	704	269
Accumulated deficit	(55,816)	(39,117)

Total shareholders’ equity	9,522	25,406

Total liabilities and shareholders’ equity	$19,867	$36,388

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	For the years ended November 30,
	2007	2006
Net sales	$21,850	$19,783
Cost of sales	6,897	7,594

Gross margin	14,953	12,189

Operating expenses:
Research and development	1,706	1,964
Selling and marketing	14,780	14,096
General and administrative	3,160	3,820
Amortization of intangible assets	147	119

Total operating expenses	19,793	19,999

Loss from operations	(4,840)	(7,810)

Other income (expense):
Interest income	255	296
Interest expense	(1,037)	(991)
Gain on derivative instruments	—	1,190
Foreign currency loss	(85)	(59)
Other, net	21	(2)

Other income (expense), net	(846)	434

Loss before taxes and minority interest	(5,686)	(7,376)
Minority interest in income of subsidiary	(78)	(38)
Income tax provision	(321)	(174)

Loss from continuing operations	(6,085)	(7,588)
Income (loss) from discontinued operations, net of income tax	(10,614)	894

Net loss	$(16,699)	$(6,694)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.12)	$(0.16)

Income (loss) from discontinued operations	$(0.22)	$0.02

Net loss	$(0.34)	$(0.14)

Weighted-average number of shares used in per share calculation:
Basic and diluted	49,100	48,819

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equty	Comprehensive Income (Loss)
	Shares	Amount
Balance at November 30, 2005	48,803	$62,284	$(98)	$(32,423)	$29,763
Stock based compensation expense	—	260	—	—	260	—
Issuance of common stock – upon exercise of stock options and warrants	28	34	—	—	34	—
Additional discount on modification of convertible note	—	449	—	—	449	—
Reclassification of derivative liability to shareholders’ equity	—	1,227	—	—	1,227	—
Foreign currency translation adjustment, net of deferred taxes of $0	—	—	367	—	367	367
Net loss	—	—	—	(6,694)	(6,694)	(6,694)

Balance at November 30, 2006	48,831	64,254	269	(39,117)	25,406	(6,327)

Stock based compensation expense	—	380	—	—	380	—
Issuance of common stock – restricted stock grants	487	—	—	—	—	—
Foreign currency translation adjustment, net of deferred taxes of $0	—	—	435	—	435	435
Net loss	—	—	—	(16,699)	(16,699)	(16,699)

Balance at November 30, 2007	49,318	$64,634	$704	$(55,816)	$9,522	$(16,264)

See accompanying notes to consolidated financial statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended November 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,699)	$(6,694)
(Income) loss from discontinued operations, net of income tax	10,614	(894)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	78	38
Depreciation	407	452
Amortization of intangible assets	144	114
Accretion of discount on convertible notes	436	397
Provision for warranty repairs	149	123
Provision for doubtful accounts and sales returns	1,097	1,524
Reduction in provision for doubtful long-term receivables	(85)	(187)
Stock-based compensation expense	381	245
Gain on derivative instruments	—	(1,190)
Other non-cash items, net	(55)	54
Changes in operating assets and liabilities:
Accounts receivable	(964)	446
Inventory	496	1,496
Long-term and installment receivables	665	1,581
Other current assets	46	35
Other assets	(24)	15
Accounts payable	(33)	(509)
Accrued expenses and other current liabilities	(108)	(123)
Accrued compensation	48	(27)
Income taxes payable	24	11
Deferred revenue	34	(43)
Deferred rent	(111)	(100)
Customer deposits	1,201	(46)

Net cash used in continuing operations	(2,259)	(3,282)
Net cash provided by discontinued operations	1,188	1,280

Net cash used in operating activities	(1,071)	(2,002)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	1,510	(1,510)
Purchases of property, plant and equipment	(48)	(60)

Net cash provided by (used in) investing activities - continuing operations	1,462	(1,570)
Investing cash used in discontinued operations	(336)	(480)
Proceeds from the sale of assets held for sale, net of cash sold	7,575	—

Net cash provided by (used in) investing activities	8,701	(2,050)

Cash flows from financing activities:
Restriction of cash	(466)	—
Proceeds from issuance of debt	—	5,250
Repayment of debt	(1,685)	(1,565)
Payment of deferred acquisition costs	(160)	(166)
Exercise of stock options and warrants	—	34

Net cash provided by (used in) financing activities - continuing operations	(2,311)	3,553
Financing cash provided by (used in) discontinued operations	(46)	20

Net cash provided by (used in) financing activities	(2,357)	3,573

Effect of exchange rate changes on cash and cash equivalents	255	83

Net increase (decrease) in cash and cash equivalents	5,528	(396)
Cash and cash equivalents at beginning of period	2,368	2,764

Cash and cash equivalents at end of period	$7,896	$2,368

Supplemental disclosures of cash flow information:
Interest paid	$655	$496

Income taxes paid	$211	$114

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

Principles of Consolidation

The consolidated financial statements include the accounts of CardioDynamics International Corporation and its majority owned subsidiary as well as the results of its Vermed subsidiary, which is recorded in discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

On August 31, 2007, CardioDynamics sold its Vermed subsidiary based in Bellows Falls, Vermont, to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The prior year assets and related liabilities of Vermed were classified as “for sale” on the 2006 Consolidated Balance Sheet and the results of Vermed are reported as discontinued operations within the Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable, inventory and long-term receivables, impairment of goodwill and other intangible assets, recognizing the fair value of stock-based compensation, valuation allowance of deferred tax assets, the ability to estimate warranty obligations, provisions for returns and allowances and the determination of whether collection of revenue arrangements is probable or reasonably assured.

Revenue Recognition

The Company recognizes revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. On occasion, we offer Customers a limited Medicare reimbursement guarantee under which we would be responsible for the remaining unbilled payments. However, we believe the probability of payment is remote and thus recognize full revenue on the sale. Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

The Company also occasionally sells products under long-term financing arrangements and when collectability is reasonably assured, we recognize the present value of the minimum payments, based on the interest rate implicit in the financing agreement, as revenue at the time of sale. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. In 2007, these long-term financing arrangements accounted for approximately 1.5% of net sales. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. In 2007, revenue from extended warranty contracts accounted for approximately 1.0% of net sales.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred. Revenue is reduced for any discounts or trade in allowances given to the buyer.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other current assets, revolving line of credit, accounts payable, accrued expenses and other current liabilities and accrued compensation, are reasonable estimates of their fair value because of the short-term nature of these financial instruments. The fair value of each long-term receivable was estimated by discounting the future cash flows based on the interest rate implicit in the financing agreement. Long-term receivable financing arrangements include a market rate of interest and the carrying value approximates fair value. Long-term debt, which is based on borrowing rates currently available to the Company for loans with similar terms and maturities, is reported at its carrying value, which the Company believes approximates the fair value.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of purchase. These investments generally consist of money market funds and commercial paper and are stated at cost, which approximates fair market value.

Short Term Investments

Short term investments as of November 30, 2006 consisted of certificates of deposit with maturity dates of May 13, 2007.

Accounts Receivable

The Company provides allowances against trade receivables and notes receivable for estimated losses resulting from customers’ inability to pay. The adequacy of this allowance is determined by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, note receivable payments, and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required. Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to product sales. We analyze the rate of historical returns when evaluating the adequacy for product returns which is recorded as a reduction of current period revenue.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company evaluates inventory on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and sales demonstration inventory. Inventory includes material, labor and overhead costs.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if an event or circumstances indicates that impairment has occurred. We perform impairment reviews at the reporting unit level and use both a discounted cash flow model, based on management’s judgment and assumptions, and a market capitalization model, comparing to other similar public companies’ revenues and enterprise values, to determine the initial estimated fair value of our single reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period. Impairment testing indicated that the estimated fair value of our Medis subsidiary exceeded its corresponding carrying amount, as such, no impairment exists as of November 30, 2007 or 2006.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of November 30, 2007 and 2006, there was no impairment recorded.

Warranty Cost

The Company records a provision for warranty repairs on all stand-alone BioZ systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized. The warranty provision is calculated using historical data to determine the percentage of systems that may require repairs during the warranty period and the average parts cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The historical data used in this model are reviewed and updated as circumstances change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

Deferred Acquisition Payments

On April 29, 2004, we purchased 80% of Medis Medizinische Messtechnik GmbH (“Medis”). Part of the purchase price included 760,000 Euros ($804,000 on the acquisition date) due in equal annual installments over a period of five years. The deferred acquisition principle payment amounts due are segregated and classified as current and long-term liabilities in the consolidated balance sheet. The accrued interest relating to the deferred acquisition payment is classified as a current liability in the consolidated balance sheet. Interest on the debt was imputed at the time of the acquisition and is recorded as interest expense each period in the consolidated statement of operations. Foreign exchange gains and losses due to changes in the value of the Euro, as compared to the US Dollar, are recorded each period as foreign currency gains or losses in the consolidated statement of operations.

Research and Development

Research and development costs are expensed in the period incurred.

Advertising

Advertising costs are expensed in the period incurred. Advertising costs applicable to continuing operations, including trade show expenses, amounted to $991,000 in 2007 and $879,000 in 2006.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity that are excluded from net income (loss). It includes net income (loss), unrealized gains and losses on short-term investments and foreign currency translation adjustments. Short-term investments securities generally consist of certificates of deposit, investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. Comprehensive income (loss) for the years ended November 30, 2007 and 2006 has been reflected in the consolidated statements of shareholders’ equity.

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

We have a payable relating to the Medis acquisition that is denominated in a foreign currency. This payable is reported as deferred acquisition payments in the consolidated balance sheet. The carrying amount of this payable is recorded at net present value and is subject to changes in currency exchange rates and the unrealized gains or losses are included in the determination of net income (loss) in the consolidated statements of operations as foreign currency (income) loss.

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

Stock-Based Compensation

The Company applies the fair value provisions of Accounting for Stock-Based Compensation (“SFAS 123”) (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan) which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan. Awards under these plans typically vest over periods of up to four years. In addition, in 1998, Michael K. Perry was granted stock options outside of the Option Plans at a grant date fair market value of $1.625 per share. The options vested over four years and at November 30, 2007, 603,000 of the options are outstanding and exercisable. These options expire on October 15, 2008.

For the twelve months ended November 30, 2007 and 2006, total stock-based compensation expense included in the consolidated statements of operations was $380,000 and $260,000, respectively, charged as follows (in thousands):

	2007	2006
Cost of sales	$12	$6
Research and development	22	39
Selling and marketing	99	100
General and administrative	248	100

	381	245
Income (loss) from discontinued operations, net of income tax	(1)	15

Total stock based compensation expense	$380	$260

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	2007	2006
Weighted-average fair value of options granted	$0.49	$0.76
Expected volatility	64.7%	67.0%
Dividend yield	0%	0%
Risk-free interest rate	4.6%	4.8%
Expected term in years	5.9	5.7

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

Stock based compensation charges are recognized on a straight-line basis over each of the vesting periods of the award, which is typically a one year initial cliff vesting period and thirty-six monthly vesting periods thereafter.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. Basic and diluted net loss per share are the same for the twelve months ended November 30, 2007 and 2006, as all potentially dilutive securities are anti-dilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the twelve months ended November 30, 2007 and 2006, respectively, as their effect was antidilutive (in thousands):

	For the years ended November 30,
	2007	2006
Weighted average common shares outstanding - basic	49,100	48,819
Effect of dilutive securities:
Stock options	4,350	4,693
Convertible notes	4,565	4,565

Potentially dilutive shares	8,915	9,258

Weighted average common shares outstanding - dilutive	58,015	58,077

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how tax reserves should be classified on the balance sheet. FIN 48, is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company is continuing to review the impact, if any, the adoption of FIN 48 will have on its financial position and results of operations, but believes the Company has no significant tax contingencies or possible material exposure upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined the impact, if any, the adoption of SFAS 157, will have on its financial position and results of operations, but does not believe that the impact will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other items eligible for fair value accounting include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item (e.g., debt issue costs) must be recognized in current period earnings and cannot be deferred.

The fair value election is irrevocable and generally made on an instrument-by-instrument basis, regardless of whether a company has similar instruments that it elects not to measure based on fair value. At the adoption date of SFAS 159, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in its first quarter of fiscal 2008. The Company has not determined whether it will elect to apply the fair value option, or the impact, if any, such an election would have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact will be material.

(2)	Geographic and Customer Information

Significant Customers

During the fiscal year ended November 30, 2007, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales. For the year ended November 30, 2006, the Company had a single major customer, Physician Sales and Services (“PSS”), that exceeded 10% of total net sales. The net revenues from PSS for the year ended November 30, 2006 totaled $3,306,000.

Geographic Information

Net sales for domestic and international customers, based upon customer location, for the years ended November 30 were as follows (in thousands):

	November 30,
	2007	2006
United Sates	$19,132	$17,315
International (1)	2,718	2,468

Total consolidated net sales	$21,850	$19,783

Net long-lived assets by geographic area at November 30 were as follows (in thousands):

	November 30,
	2007	2006
United States	$867	$17,031
Europe	3,497	3,236

Net long-lived assets (2)	$4,364	$20,267

(1)	Sales to customers attributed to geographical areas other than the United States are not material for purposes of separate disclosure.

(2)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

(3)	Inventory

Inventory consists of the following at November 30 (in thousands):

	2007	2006
Electronic components and subassemblies	$1,524	$1,491
Finished goods	1,479	1,488
Demonstration units	735	1,295
Less provision for obsolete and slow-moving inventory	(1,798)	(1,298)
Less provision for demonstration inventory	(270)	(249)

Inventory, net	$1,670	$2,727

(4)	Long-Term Receivables

The Company primarily relies on third party financing and normal trade accounts receivable terms for its domestic equipment sales, however, the Company has, on occasion provided its customers in-house financing with maturities ranging from 24 to 60 months. When collectability is reasonably assured, revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement and interest income is deferred and recognized on a monthly basis over the term of the contract. In 2007, revenue from long term financing sales accounted for 1.5% of net sales. The long-term receivables resulting from internal financing are collateralized by the individual systems.

Long-term receivables consist of the following at November 30 (in thousands):

	2007	2006
Long-term receivables, net of deferred interest	$731	$1,379
Less allowance for doubtful long-term receivables	(110)	(195)

	621	1,184
Less current portion of long-term receivables	(312)	(614)

Long-term receivables and note receivable, net	$309	$570

(5)	Property, Plant and Equipment

Property, plant and equipment at November 30 consist of the following (in thousands):

	Estimated Useful Life (in years)	2007	2006
Land	-	$104	$91
Buildings and improvements	5 - 35	1,646	1,542
Computer software and equipment	3 - 5	1,042	1,116
Manufacturing, lab equipment and fixtures	3 - 20	435	369
Office furniture and equipment	3 - 8	342	427
Sales equipment and exhibit booth	2 - 5	639	14
Auto	5	23	20

		4,231	3,579
Accumulated depreciation		(2,349)	(2,049)

Property, plant and equipment, net		$1,882	$1,530

At November 30, 2007, the Company had $597,000 of demonstration units which had previously been classified as inventory and are now classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

(6)	Goodwill

The Company accounts for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is not subject to amortization, but is tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit exceeds its fair value. Identifiable intangible assets with finite lives are subject to amortization and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and intangible assets. Based on this analysis, there was no impairment of goodwill or intangible assets at November 30, 2007. In addition to the annual review, an interim review is required if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of entering into an agreement on June 25, 2007 for the sale of Vermed, the Company determined that it was more likely than not that an asset impairment had occurred and that the assets were impaired as of the end of the second quarter ended May 31, 2007. Therefore, an estimated impairment charge of $11.3 million was recorded in the second quarter of 2007 which reduced the goodwill relating to Vermed to zero and reduced the intangible assets of Vermed by $1.8 million to $987,000 at May 31, 2007. At August 31, 2007, the estimated impairment charge was updated and the Company recorded a $232,000 impairment reversal as part of discontinued operations for the quarter. The remaining goodwill at November 30, 2007 relates to our Medis subsidiary. Goodwill is recorded on the books of our subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period.

The Company recorded $147,000 and $119,000 of amortization expense relating to continuing operations during the years ended November 30, 2007 and 2006, respectively. Estimated amortization expense for the years ending November 30 is as follows:

2008	$120,000
2009	$41,000
2010	$8,000
2011	$6,000
2012	$4,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	November 30, 2007			November 30, 2006
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	$483	$(355)	$128	$430	$(225)	$205
Patents	5	155	(104)	51	125	(50)	75

		$638	$(459)	$179	$555	$(275)	$280

(7)	Guarantees

Product Warranties

The Company warrants that its stand-alone BioZ Systems shall be free from defects for a period of 60 months (BioZ Dx) and 12 months (BioZ Monitors) from the date of shipment on each new system sold in the United States, 12 months on factory certified/refurbished or demonstration systems and for 13 months on systems sold by CardioDynamics or Medis internationally. Additional years of warranty may be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to the Company’s warranty provision for the years ended November 30, 2007 and 2006 (in thousands):

	Year Ended November 30,
	2007	2006
Beginning balance	$402	$578
Provision for warranties issued	149	123
Warranty expenditures incurred	(100)	(105)
Adjustments and expirations	(10)	(194)

Ending balance	$441	$402

Reimbursement

In 2007, the Company expanded a previous sales program which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be remote.

(8)	Financing Agreements

In November 2005, the Company amended certain provisions of the bank term loan to extend the maturity date to November 1, 2008 and take an advance of $2.2 million from the revolving credit line to reduce the outstanding principal balance of the term loan which lowered future monthly installment payments. In August 2006, the Company entered into a Third Amended and Restated Loan and Security Agreement with Comerica Bank and in November 2006, the Company amended the revolving credit line to extend the maturity date to February 11, 2007. At November 30, 2006, the Company had $1,000,000 of borrowings under the revolving credit line. In March 2007, the Company amended its revolving credit line to extend the maturity date to March 11, 2008 and reduced the maximum available credit from $5,000,000 to $3,000,000. The line of credit was repaid out of the proceeds of the Vermed sale and terminated on August 31, 2007.

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at November 30, 2007 of $450,000 (€304,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit due to expire in June 2008 and June 2009 are secured by a certificates of deposit of $466,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Also in connection with the acquisition of Medis in 2004, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank. Under the terms of the loan agreement, the loans are secured by a pledge of the building valued at 760,000 Euros ($1,124,000) as of November 30, 2007. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011 and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 6.1% through July 30, 2011 and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021 (see Note 9).

In March 2005, the Company’s former Vermed subsidiary entered into a loan and promissory note agreement with the Vermont Economic Development Authority to assist with the purchase and installation of custom designed manufacturing equipment. The interest rate was adjustable at 0.75% less than the tax exempt rate (5.25% as of November 30, 2006). This loan obligation was transferred to MDP when the Vermed subsidiary was sold. The Company no longer has any obligations under this agreement. The loan balance at November 30, 2006 was $372,000.

(9)	Long-term Debt

On April 11, 2006, the Company issued $5.25 million of subordinated convertible debt securities (“Convertible Notes”). The three-year Convertible Notes, originally due in 2009, bear interest at an annual rate of 8%, and are convertible into common stock at an initial price of $1.15 per share. In connection with the sale of the Convertible Notes, the Company entered into a securities purchase agreement with the purchasers of the Convertible Notes.

Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement on Form S-3, which became effective on May 31, 2006, and has agreed to use its best efforts to keep such registration statement effective for a period of up to two years from April 11, 2006 or such lesser period of time as all of the shares of common stock issuable upon conversion of the Convertible Notes have been sold or can be sold without restriction under Rule 144. The Company will be required to pay additional interest, subject to limitations, to the holders of the Convertible Notes if it fails to comply with its obligations to keep the registration statement effective for the required period of time.

The Convertible Notes were assessed under SFAS 133 and management determined that the conversion option represented an embedded derivative liability. Under the terms of the Convertible Notes, the conversion price of the debt can be adjusted if the Company subsequently issues common stock at a lower price. The Company evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require the Company to deliver more shares than are authorized. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS 133, embedded derivative instruments, unless certain conditions are met, require revaluation at the end of each reporting period. In accordance with this standard the embedded conversion option of the Convertible Notes was revalued each period end. The change in fair value was reflected as a gain (loss) for the period. The primary factor that impacted the fair value was the market value for the Company’s common shares. This embedded conversion option was valued using a binomial option pricing model.

The proceeds received on issuance of the convertible debt were first allocated to the fair value of the bifurcated embedded derivative instruments included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the notes payable being recorded at a significant discount from their face amount as shown in the table below. This discount, together with the stated interest on the notes payable, is accreted using the effective interest method over the term of the notes payable. (In thousands)

Proceeds received on the issuance of convertible debt	$5,250
Fair value of conversion option	(2,417)

Notes payable – convertible notes at carrying value at inception	$2,833

On November 29, 2006, the Company entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes from April 11, 2009 to April 11, 2011, added a put option under which the holders may elect to be repaid in April 2009, and eliminated certain language that previously resulted in the inability to fix the number of shares issuable upon conversion causing the embedded conversion feature to be subject to SFAS 133. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity.

The following table discloses the change in fair value of the embedded conversion option from inception through the date of modification (in thousands):

Fair value of conversion option at inception	$2,417
Changes in fair value through August 31, 2006	(1,464)
Change in fair value as a result of modification	274

Fair value of conversion option at November 29, 2006 reclassified to shareholders’ equity	$1,227

The Company evaluated the amendments under Emerging Issues Task Force (“EITF”) 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments, which requires that a substantial modification of terms be accounted for and reported in the same manner as an extinguishment. A substantial modification of a debt instrument is deemed to have been accomplished if the present value of the cash flows (including fair value of an embedded conversion option upon modification of a convertible debt instrument) under the terms of the new debt instrument is at least 10 percent different than the present value of the remaining cash flows under the terms of the original instrument. In addition, EITF 96-19 specifically requires that if the debt instrument is puttable, then the cash flow analysis is to be performed assuming exercise and non-exercise of the put option and that the assumption that generates the smaller change would be used as the basis for the 10% threshold.

The Company performed the debt modification/extinguishment present value of the remaining cash flow calculations in accordance with EITF 96-19 and, because of the three-year put option, the amendments did not result in a greater than 10% change in the carrying value of the original debt instrument immediately prior to the modification and therefore debt extinguishment accounting does not apply. Accordingly, a new effective interest rate was determined as of the amendment date, based on the carrying amount of the original debt instrument and the revised cash flows. As a result of the modification, the change in fair value of the embedded conversion option of $449,000 was recorded as an additional discount on the Convertible Notes. The remaining discount will be accreted using the effective interest method over the new extended term of the notes payable.

The net change in fair value of the derivative liability subsequent to issuance of $1,190,000 was recognized as a gain on derivative instruments in the consolidated statements of operations for the year ended November 30, 2006.

The carrying value of the Convertible Notes will accrete up to the face value over the life of the Convertible Notes. The Company recorded accretion of $436,000 and $397,000 for the years ended November 30, 2007 and 2006, respectively, related to the Convertible Notes. For the years ended November 30, 2007 and 2006, interest expense on the Convertible Notes was $420,000 and $267,000, respectively.

The amount recorded on the balance sheet at November 30, 2007 has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2006	$2,781
Accretion expense	436

Convertible notes carrying value at November 30, 2007	$3,217

Long-term debt consists of the following (in thousands):

	November 30,
	2007	2006
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(2,033)	(2,469)
Secured bank loan payable to Comerica Bank at 9.25% (See Note 8)	—	656
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 6.1% (matures in 2021) (See Note 8)	405	378
Capital leases	29	42

Long-term debt	3,651	3,857
Less current portion	(32)	(357)

Long-term debt, less current portion	$3,619	$3,500

Maturities of the long-term debt at November 30, 2007 are as follows (in thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long-Term Debt
2008	$33	$(1)	$32
2009(a)	32	(1)	31
2010	17	—	17
2011	5,267	—	5,267
2012	17	—	17
Threreafter	320	—	320

Total	$5,686	$(2)	$5,684

(a)	The holders of the $5.25 million of Convertible Notes have the option to elect to be repaid on April 11, 2009.

Capital Leases

The Company leases certain equipment under capital leases where the lessors retain a security interest in the equipment until the capital lease obligation is concluded. Capital leases included in property, plant and equipment are as follows at November 30 (in thousands):

	2007	2006
Office furniture and equipment	$74	$74
Less accumulated amortization	(57)	(46)

	$17	$28

(10)	Stock Options and Restricted Stock

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

The exercise price of an ISO is not less than 100% of the fair market value of a share on the date of grant, and the exercise price of an NSO is not less 85% of the fair market value of a share on the date of grant. The Compensation Committee, at its sole discretion, determines the option exercise price, and an option’s maximum term is ten years.

The 2004 Plan provides for annual grants to each outside director who was not an employee of the Company within the preceding two years. Each director who will continue to serve on the Company’s Board of Directors receives a nonstatutory option to purchase 12,000 shares following the conclusion of the annual shareholder meeting. In addition, in 2006, at their election, they received either a cash fee of $2,000 per month or an additional stock option grant for 24,000 stock options at fair market value for their services on the Board. In 2007, each outside director received an annual stock option grant for 12,000 stock options and 30,000 shares of restricted stock at fair market value for their services on the Board. The Board service options vest monthly over 12 months and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board.

In 2006 and 2007, the Company’s Board of Directors granted an additional 6,000 options to the Company’s Audit Committee Chairman. In October 2006, the Company’s Board of Directors granted 10,000 options to a new Board member. During fiscal 2007 and 2006, 66,000 and 73,000 options, respectively, were granted to the Board of Directors at fair market value on the date of grant.

The Option Plans also provided for grants of options and issuances of stock in exchange for professional services or incentives. During fiscal 2007 and 2006, there were no options granted in exchange for services. Compensation expense is calculated using the Black-Scholes option pricing model and is recorded during the period the services were provided or, in the case of options granted for services already provided, the period when the option was granted. At November 30, 2007, there were 1,693,102 shares available for grant under the 2004 Plan.

At November 30, 2007 and 2006, the number of options exercisable were 3,440,455 and 4,337,191, respectively, and the weighted-average exercise prices of those options were $3.57 and $3.81, respectively.

The following is a summary of stock option activity under the stock option plans as of November 30, 2007 and changes during the twelve month periods ended 2006 and 2007:

	Number of shares	Weighted- average exercise price
Options outstanding at November 30, 2005	5,408,976	$3.73
Granted	500,500	1.20
Exercised	(27,889)	1.21
Forfeited (unvested shares)	(191,164)	1.30
Expired (vested shares)	(813,154)	4.11

Options outstanding at November 30, 2006	4,877,269	3.52
Granted	527,305	0.83
Exercised	—	—
Forfeited (unvested shares)	(246,646)	1.11
Expired (vested shares)	(1,194,227)	3.81

Options outstanding at November 30, 2007	3,963,701	$3.22

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at November 30, 2007:

	Options Outstanding			Options Outstanding
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.00	317,029	9.4	$0.64	60,192	$0.70
1.01 - 1.50	956,013	7.3	1.20	693,062	1.20
1.51 - 2.00	208,558	2.7	1.70	205,100	1.70
2.01 - 2.50	293,175	0.9	2.24	293,175	2.24
2.51 - 3.00	412,587	4.5	2.92	412,587	2.92
3.01 - 3.50	132,210	3.1	3.27	132,210	3.27
3.51 - 4.00	65,449	3.7	3.75	65,449	3.75
4.01 - 5.00	658,634	4.8	4.55	658,634	4.55
5.01 - 6.00	299,873	4.5	5.65	299,873	5.65
6.01 - 11.88	620,173	4.1	6.20	620,173	6.20

	3,963,701	5.1	$3.22	3,440,455	$3.57

On March 23, 1998, the Company entered into an employment agreement with Michael K. Perry, its chief executive officer. Under the terms of the agreement, Mr. Perry was granted 1,295,000 non-transferable stock options (outside the Option Plans) at the grant date fair market value exercise price of $1.625 per share. The options vest over a four-year period, which commenced on October 16, 1998. During fiscal 2007 and 2006, no options were exercised by Mr. Perry. At November 30, 2007, 603,000 of the options are outstanding and exercisable. The options expire on October 15, 2008.

The aggregate intrinsic value of options outstanding and exercisable at November 30, 2007 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s ending stock price of $0.37 on November 30, 2007. The weighted-average remaining contractual term for exercisable options is 4.7 years. There were no stock option exercises during the twelve months ended November 30, 2007. The aggregate value of stock options exercised during the twelve months ended November 30, 2006 was $8,000.

A summary of the Company’s unvested stock options as of November 30, 2007 and changes during the twelve months ended November 30, 2007, were as follows:

	Number of options	Weighted- average grant date fair value
Unvested stock options at November 30, 2006	540,078	$0.70
Granted	527,305	0.49
Vested	(297,491)	0.63
Expired/forfeited	(246,646)	0.68

Unvested stock options at November 30, 2007	523,246	$0.54

On January 24, 2007, the Company granted 42,000 shares of restricted stock to its non-employee Directors under the 2004 Plan in lieu of stock options and cash compensation. These shares vest in six equal monthly installments, beginning on January 24, 2007. On August 28, 2007, the Company granted 150,000 shares of restricted stock to its non-employee Directors under the 2004 Plan in lieu of cash compensation. These shares vest in six equal monthly installments, beginning on September 28, 2007.

On January 24, 2007, the Company granted 335,000 restricted shares to its Executive Officers and directors under the 2004 Plan. These restricted shares vest in two equal installments on January 24, 2009 and on January 24, 2012.

A summary of the Company’s unvested restricted stock grants as of November 30, 2007 and changes during the twelve months ended November 30, 2007, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2006	—	$—
Granted	527,000	0.95
Vested	(79,495)	0.81
Expired/forfeited	(40,000)	1.16

Unvested restricted stock grants at November 30, 2007	407,505	$0.96

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant. As of November 30, 2007, there was $415,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted-average period of 1.3 years.

(11)	Income Taxes

Income tax provision in the accompanying consolidated statements of operations is comprised of the following for the years ended November 30 (in thousands):

	2007	2006
Current:
Federal	$—	$—
State	(59)	(46)
Foreign	(262)	(128)

Total current	(321)	(174)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total deferred	—	—

Total provision	$(321)	$(174)

The difference between the income tax provision and income taxes computed using the U.S. federal income tax rate was as follows for the years ended November 30 (in thousands):

	2007	2006
Computed “expected” tax benefit	$1,907	$2,495
State and local taxes, net of federal benefit	29	(64)
Change in federal valuation allowance	(1,837)	(2,834)
Adjustment for prior year and expiring net operating losses	(74)	40
Gain on derivative instrument	—	475
Accretion expense	(174)	(158)
Deferred compensation	(44)	(22)
Other	(128)	(106)

Provision for income taxes	$(321)	$(174)

At November 30, 2007, the Company had federal net operating loss carryforwards of approximately $50 million, which begin to expire in 2011.

The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, the Company may lose some or all of the tax benefits of these carry forwards. During fiscal 2004, the Company performed a §382 study and determined that the extent of such limitations for prior years had no effect on the availability of the current net operating losses. The Company believes that the above conclusion remains consistent for fiscal 2007.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30 are as follows (in thousands):

	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts and returns	$486	$538
Inventory reserves	837	701
Deferred compensation	242	133
Accrued expenses	583	659
Deferred revenue	101	87
Other	60	26

Net current deferred tax assets	2,309	2,144

Long-term deferred tax assets:
Net operating loss carryforwards	19,413	14,089
Fixed assets	97	—
Other	213	160

Net long-term deferred tax assets	19,723	14,249

Long-term deferred tax liability:
Undistributed earnings of foreign subsidiary	(282)	(78)
Intangible assets	—	(797)

Net long-term deferred tax liability	(282)	(875)

Subtotal deferred tax assets, long-term	19,441	13,374

Total deferred tax assets	21,750	15,518

Valuation allowance	(21,750)	(15,518)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109 “Accounting for Income Taxes,” which requires that deferred income tax assets or liabilities be reduced by a valuation allowance, if based on weight of available evidence, considering all relevant positive and negative, objective and subjective evidence, it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the loss carry forwards. In order to realize the benefit associated with net operating losses (NOL), the Company must earn cumulative Federal taxable income of at least $50 million prior to the expiration of those NOL’s. The Federal NOL’s will begin to expire in 2011 and will fully expire by 2027. Additionally, at November 30, 2007, the Company had California net operating loss carryforwards of approximately $14.4 million that begin to expire in fiscal 2008 and will fully expire by 2019.

Under provisions of SFAS No, 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as historical losses, uncertainty of future profitability and determination of exact net operating losses subject to section 382 limitations.

The Company has experienced taxable losses during the majority of its reporting periods including its most recent period. Despite the Company’s forecasts for future taxable income, it is difficult to predict with certainty future taxable income due to business uncertainties and because of the tax expense from the exercise of stock options and warrants which are not in the control of management. The Company’s historical operating losses, particularly the loss incurred in the most recent period make it very difficult to rely on projections beyond a relatively short forecast window to meet the “more likely than not” standard required to conclude that its deferred tax assets will be fully utilized. Therefore, management has concluded that it continues to be appropriate to record a valuation allowance equal to the total deferred income tax assets at November 30, 2007. In 2007, the valuation allowance increased by $6,232,000.

(12)	Income (Loss) from Discontinued Operations, Net of Income Tax

As a result of a multi-year decline in operating performance and to allow the Company to raise cash to invest in its ICG business, which represents the greatest potential for growth, on June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics would sell its Vermed subsidiary based in Bellows Falls, Vermont, to MDP, an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a five-year ICG sensor purchase agreement with Vermed that has long-term product pricing. Pricing is not considered beneficial or detrimental to the Company. The prior year assets and related liabilities of Vermed were classified as “for sale” within the interim Consolidated Balance Sheets and the results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows.

The following table summarizes the major classifications of assets and liabilities for our discontinued operations as of August 31, 2007, the date of the disposal, and November 30, 2006 (In thousands):

	August 31, 2007	November 30, 2006
	(unaudited)
Cash and cash equivalents	$448	$851
Accounts receivable, net	552	933
Inventory, net	1,690	1,512
Other current assets	19	17

Current assets held for sale	2,709	3,313

Property, plant and equipment, net	4,055	3,925
Intangible assets, net	952	2,959
Goodwill	—	9,521

Long-term assets held for sale	5,007	16,405

Accounts payable	302	361
Accrued expenses and other current liabilities	97	44
Accrued compensation	234	169
Current portion of long-term debt	82	71

Current portion of liabilities related to assets held for sale	715	645

Long-term debt, less current portion	245	301

Long-term portion of liabilities related to assets held for sale	245	301

The following table summarizes the financial activities for our discontinued operations during the nine months ended August 31, 2007 and the twelve months ended November 30, 2006 (In thousands):

	November 30,
	2007	2006
	(unaudited)
Net sales	$7,883	$10,558
Cost of sales	5,366	6,828

Gross margin	2,517	3,730

Operating expenses:
Research and development	251	258
Selling and marketing	950	1,159
General and administrative	643	1,048
Amortization of intangible assets	228	386
Impairment of intangible assets	11,068	—

Total operating expenses	13,140	2,851

Income (loss) from operations	(10,623)	879

Other income	9	15

Income (loss) from discontinued operations, net of tax	$(10,614)	$894

The following table summarizes the gain on the disposal of Vermed at August 31, 2007, which is included in discontinued operations within the Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows (Unaudited - in thousands):

Sales price	$8,023
Investment in Vermed, net(1)	7,791

Gain on sale of Vermed	$232

(1)	Investment in Vermed is net of closing expenses and an impairment charge of $11.3 million, which was recorded in the second quarter of 2007.

(13)	Commitments and Contingencies

Letters of Credit

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at November 30, 2007 of $450,000 (€304,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit due to expire in June 2008 and June 2009 are secured by a certificates of deposit of $466,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Operating Leases

In June 2004, the Company amended the operating lease for the existing 18,000 square-foot facility in San Diego, California, to extend the term of the lease from July 31, 2007 to December 31, 2007. The amended lease terms provide for additional expansion space of approximately 15,000 square-feet effective November 1, 2004, and included a tenant improvement allowance of $225,000 for the construction of building improvements.

In March 2005, the Company amended the operating lease for both the existing and original space in the San Diego, California, facility to extend the term of the lease from December 31, 2007, to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for the construction of building improvements. The lease payments on the original space were $20,000 per month through July 31, 2007, increasing to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the expansion space commenced on November 1, 2004 at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total future lease commitments on the amended lease through December 31, 2009 approximate $928,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $296,000 as of November 30, 2007 and is recorded as deferred rent on the accompanying consolidated balance sheets.

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

Rent expense, including triple net building lease expenses, under operating leases was $471,000 and $401,000 for the years ended November 30, 2007 and 2006, respectively. Future minimum lease payments for operating leases as of November 30, 2007 are as follows (in thousands):

Years ending November 30,	Lease Commitments
2008	$438
2009	452
2010	38

$928

Change of Control Agreements

The Company has entered into a Change of Control Agreement (the “Agreement”) with certain members of management. Under the Agreement, each individual is entitled to certain benefits if the Company terminates his or her employment without cause, or if an involuntary termination occurs, within 24 months after a change of control. The maximum contingent payments under the Agreements, as of November 30, 2007, were $2,250,000.

Contingent Obligation

As part of the acquisition of Medis, the Company assumed a contingent obligation to repay the German government for public grant subsidies of $460,000 (310,800 Euros, which represents the Company’s 80% share) if it does not meet certain conditions through December 31, 2007. The minority shareholders are personally liable for the other 20% share of the contingent obligation. The grant subsidies were used to assist with the construction of the building now occupied and used for Medis’ business operations. The following conditions were required to be maintained:

•	Number of employees must be retained at a minimum level.

•	Medis must manufacture at least 50% of it sales volume in medical or comparable devices.

•

The Medis business is not allowed to be discontinued or transferred to another owner without transferring the aforementioned conditions and contingent liability associated with the government grant provisions.

The Company met these conditions through the required periods and the contingent obligation expired on December 31, 2007.

Legal Proceedings

The Company is from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business. Management believes that resolution of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

(14)	Employee Benefit Plan

In 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986. Employees who are at least 21 years of age are eligible to participate in the plan at the first calendar quarterly entry date after 90 days of service. The Company may make discretionary contributions to the plan. Employer matching contributions were $147,000 and $162,000 for the fiscal years ended November 30, 2007 and 2006, respectively.

The Company has an established pension plan for the Managing Director, Mr. Solbrig, of our Medis subsidiary. Under the terms of this arrangement, the Company has agreed to make monthly payments of 2,564 Euros to Mr. Solbrig, beginning at age 65. Payments would terminate upon the death of Mr. Solbrig. As of November 30, 2007, the liability related to these payments was $110,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of November 30, 2007.

(c) Changes in Internal Control Over Financial Reporting

The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of January 31, 2008 are as follows:

Name	Age	Position(s)
James C. Gilstrap	71	Chairman of the Board of Directors

Michael K. Perry	47	Chief Executive Officer and Director

Rhonda F. Rhyne	47	President

Steve P. Loomis	47	Vice President of Finance, Chief Financial Officer and Corporate Secretary

Donald J. Brooks	48	Chief Technology Officer

Russell H. Bergen	60	Vice President of Operations

Richard E. Trayler	57	Vice President of International Operations

Robert W. Keith	49	Director

Richard O. Martin, Ph.D	67	Director

B. Lynne Parshall	53	Director

Jay A. Warren.	54	Director

The term of office for each director continues until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

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

Donald J. Brooks, See description under “Executive Officers” in Part I of this Form 10-K.

Russell H. Bergen, See description under “Executive Officers” in Part I of this Form 10-K.

Richard E. Trayler, See description under “Executive Officers” in Part I of this Form 10-K

Robert W. Keith has served as a director since July 2005. Mr. Keith is President and Chief Executive Officer of Verus Pharmaceuticals, Inc. and has held various executive management positions since co-founding the company in November 2002. Prior to that, he was a Partner at Advantage Management Solutions, L.L.C., a commercial strategy and operations consulting firm for life science companies. Prior to that, Mr. Keith was a member of the senior management team at Dura Pharmaceuticals, Inc. and Elan

Corporation, plc from 1996 to 2001; during his tenure he served in several positions, including Vice President of sales, Vice President of commercial strategies and marketing and Vice President of managed care and national accounts. Prior to that, he held an executive management position at Abbott Laboratories. Mr. Keith has more than 20 years of experience in the life sciences industry and management consulting. Mr. Keith earned an M.B.A. from the Wharton School of the University of Pennsylvania, an M.C.P. from the University of Pennsylvania and a Bachelor’s degree from The George Washington University.

Richard O. Martin, Ph.D. has served as a director since July 1997. From 1998 until 2001, Dr. Martin served as president of Medtronic Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors. Prior to its acquisition by Medtronic in 1998, Dr. Martin was chairman and chief executive officer of Physio-Control Corporation. Prior to that, he was vice president of cardiovascular business development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the boards of directors of Cardiac Dimensions, Inc., Inovise Medical Inc., MDdatacor Inc., Prescient Medical, Inc. and Echo Healthcare Acquisition Crop. Dr. Martin earned a Bachelor’s degree in electrical engineering from Christian Brothers College, a Master’s degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.

B. Lynne Parshall has served as a director since July 2005. Ms. Parshall was appointed to the additional role as Chief Operating Officer of Isis Pharmaceuticals, Inc. in January 2008, having served as Executive Vice President since December 1995 and Chief Financial Officer since June 1994. She has held various positions with Isis Pharmaceuticals, Inc. since 1991. Prior to that, she was a Partner at Cooley Godward, LLP from 1986 to 1991. Ms. Parshall serves on the board for Corautus Genetics, Inc. and is on the Board of Trustees of the Bishop’s School. She is also a member of the American, California and San Diego bar associations. Ms. Parshall earned a Bachelor’s degree in government and economics from Harvard University and a J.D. degree from Stanford Law School.

Jay A. Warren has served as a Director since October 2006. Mr. Warren is President and Chief Executive Officer of Cameron Health, Inc., a medical device company that designs, manufactures, and distributes a subcutaneous implantable defibrillator system. Prior to his tenure at Cameron Health, Mr. Warren held various executive management positions at Guidant Corporation, including Vice President of Research and Development, Chief Technology Officer, and Chief Operating Officer of Guidant Cardiac Rhythm Management business. He has also held various positions with Intermedics, Inc., and Medtronic, Inc. Mr. Warren earned a Master’s degree from an interdisciplinary program between Southwest Methodist University and Southwestern Medical School and received his undergraduate degree from California State Polytechnic University, San Luis Obispo. Mr. Warren currently serves on the Boards of Cameron Health, Inc., and BioNeuronics, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that each person who, at any time during the fiscal year ended November 30, 2007, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial and accounting officer. The Code of Ethics is available at the investor relations page of our corporate website at www.cdic.com, and the Company will provide to any person without charge, upon written request to the Company, a copy of our Code of Ethics. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, this document.

Audit Committee

The Board of Directors has established a standing Audit Committee currently composed of three non-employee directors, Ms. Parshall, Dr. Martin and Mr. Warren. The Audit Committee is responsible for the appointment, retention and termination of our independent registered public accounting firm, monitoring the effectiveness of the audit effort, the Company’s financial and accounting organization and its system of internal accounting and disclosure controls. The committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to their attention. Each member of the Audit Committee is “independent” within the meaning of SEC rules and regulations and Nasdaq listing standards. The Board has determined that Ms. Parshall qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations and possesses the financial sophistication and requisite experience as required under Nasdaq listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 2007 and 2006 of those persons who (i) served at any time during the last fiscal year as our Principal Executive Officer and (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the Principal Executive Officer, whose total compensation exceeded $100,000 (collectively, the “Named Officers”).

2007 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock awards(1)(2)	Option awards(1)(3)	All other compensation		Total
Michael K. Perry	2007	$292,198	$77,168	$25,887	$1,715	$26,349	(4)	$423,317
Chief Executive Officer	2006	$294,420	$100	$—	$9,069	$35,047	(4)	$338,636

Rhonda F. Rhyne	2007	$236,842	$53,468	$20,709	$1,543	$18,528	(5)	$331,090
President	2006	$238,678	$100	$—	$8,162	$36,818	(5)	$283,758

Steve P. Loomis	2007	$191,041	$39,293	$17,257	$1,372	$20,668	(6)	$269,631
Vice President of Finance, Chief Financial Officer and Corporate Secretary	2006	$189,853	$100	$—	$7,951	$30,301	(6)	$228,205

(1)	Non-cash amounts calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123R, “Stock-Based Compensation.” For more information, please see Note 1 of the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.

(2)	Restricted stock awards, granted on January 24, 2007, vest in two equal increments, with the first vesting occurring on January 24, 2009 and the second vesting occurring on January 24, 2012.

(3)	No options awards were granted to executive officers in 2007, the amounts shown in the above table represent the dollar amount recorded for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R as described in note (1).

(4)	Represents cash payment of $22,026 in 2007 and $30,856 in 2006 for earned accumulated vacation used to purchase Company stock, and amounts for group term life insurance and matching contributions to Company sponsored 401(k) plan.

(5)	Represents cash payment of $13,352 in 2007 and $32,724 in 2006 for earned accumulated vacation used to purchase Company stock, and amounts for group term life insurance and matching contributions to Company sponsored 401(k) plan.

(6)	Represents cash payment of $18,277 in 2006 for earned accumulated vacation, and $28,551 in 2006 for earned accumulated vacation used to purchase Company stock, and amounts for group term life insurance and matching contributions to Company sponsored 401(k) plan.

Outstanding Equity Awards at Fiscal Year

The following table shows for the fiscal year ended November 30, 2007, certain information regarding outstanding option awards at fiscal year-end for the Named Executive Officers.

2007 Outstanding Equity Awards at Fiscal Year-End

	Option awards			Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested(1)
Michael K. Perry	603,000	$1.63	10/16/08	—	—
	45,000	$2.25	01/20/09	—	—
	50,000	$6.13	01/27/10	—	—
	30,000	$4.06	01/17/11	—	—
	300	$3.13	04/06/11	—	—
	30,000	$5.83	01/16/12	—	—
	55,000	$3.00	01/16/13	—	—
	600	$2.99	04/04/13	—	—
	60,000	$6.07	01/15/14	—	—
	45,000	$4.89	01/18/15	—	—
	50,000	$1.19	10/20/15	—	—
				75,000	$27,750

Rhonda F. Rhyne	130,000	$2.25	03/20/08	—	—
	40,000	$2.25	01/20/09	—	—
	40,000	$6.13	01/27/10	—	—
	900	$6.00	06/28/10	—	—
	25,000	$4.06	01/17/11	—	—
	25,000	$5.83	01/16/12	—	—
	50,000	$3.00	01/16/13	—	—
	50,000	$6.07	01/15/14	—	—
	35,000	$4.89	01/18/15	—	—
	1,200	$1.81	08/01/15	—	—
	45,000	$1.19	10/20/15	—	—
				60,000	$22,200

Steve P. Loomis	603	$1.63	10/16/08	—	—
	10,000	$2.25	01/20/09	—	—
	30,000	$6.13	01/27/10	—	—
	300	$6.00	06/28/10	—	—
	20,000	$4.06	01/17/11	—	—
	600	$4.40	09/27/11	—	—
	20,000	$5.83	01/16/12	—	—
	37,000	$3.00	01/16/13	—	—
	40,000	$6.07	01/15/14	—	—
	30,000	$4.89	01/18/15	—	—
	40,000	$1.19	10/20/15	—	—
	1,200	$0.90	10/17/16	—	—
				50,000	$18,500

(1)	Restricted stock, granted on January 24, 2007, vests in two equal increments, with the first vesting occurring on January 24, 2009 and the second vesting occurring on January 24, 2012.

Change of Control Agreements

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

Directors’ Compensation

The 2004 Stock Incentive Plan provides for annual awards to each outside director who was not an employee of the Company within the preceding two years. Each director who will continue to serve on the Company’s Board of Directors receives a nonstatutory option to purchase 12,000 shares following the conclusion of the annual shareholders’ meeting. In 2007, each outside director received an annual stock option grant for 12,000 stock options and 30,000 shares of restricted stock at fair market value for their services on the Board. The Board service options vest monthly over 12 months and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board.

In 2007, the Company’s Board of Directors granted an additional 6,000 options to the Company’s Audit Committee Chairman. During fiscal 2007 an aggregate of 68,000 options were granted to the Board of Directors at fair market value on the date of grant. All directors are reimbursed for out-of-pocket expenses incurred in connection with their service on the Board.

2007 Director Compensation

Name	Fees earned or paid in cash	Stock awards(1)(2)	Option awards(1)(3)	All other compensation	Total
James C. Gilstrap	$—	$21,198	$4,681	$—	$25,879
Robert W. Keith	$18,000	$7,278	$4,681	$—	$29,959
Richard O. Martin Ph.D.	$—	$21,198	$4,681	$—	$25,879
B. Lynne Parshall	$—	$21,198	$7,021	$—	$28,219
Jay A. Warren	$12,000	$14,238	$8,868	$—	$35,106

(1)	Non-cash amounts calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123R, “Stock-Based Compensation.” For more information, please see Note 1 of the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.

(2)	At November 30, 2007, each Director had the following aggregate number of restricted stock awards outstanding: James C. Gilstrap 42,000 shares, Robert W. Keith 30,000 shares, Richard O. Martin 42,000 shares, B. Lynne Parshall 42,000 shares, Jay A. Warren 36,000 shares.

(3)	At November 30, 2007, each Director had the following aggregate number of stock option awards outstanding: James C. Gilstrap 127,000 shares, Robert W. Keith 36,000 shares, Richard O. Martin 175,000 shares, B. Lynne Parshall 72,000 shares, Jay A. Warren 31,000 shares.

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

It is the philosophy of the Compensation Committee that our executive compensation should be aligned with our overall business strategies, values and performance. Our policies are designed to set executive compensation, including salary, cash bonus awards and long-term stock-based incentive awards, at levels consistent with amounts paid to executive officers of companies of similar size, industry and geographic location.

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

•

Provide a compensation opportunity that is competitive with companies in the medical device, drug development and biotechnology industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance;

•	Take into consideration the Company’s financial and cash resources; and

•	Align the interests of management with the long-term interests of stockholders and enhance shareholder value by providing management with longer-term incentives through equity ownership.

The Compensation Committee periodically reviews our approach to executive compensation, will make changes as competitive conditions and other circumstances warrant and will seek to ensure our compensation philosophy is consistent with our best interests.

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

Base salary - Salary ranges are largely determined through comparisons with companies of similar revenues, market capitalization, headcount or complexity in the medical device, drug development and biotechnology industries. Actual salaries are based on individual performance contributions and other more qualitative and developmental criteria within a competitive salary range for each position that is established through evaluation of individual job responsibilities as well as competitive, inflationary, internal equity and market considerations. The Compensation Committee, on the basis of its assessment of comparable executive compensation, believes that salary levels for the executive officers are at a level that the Compensation Committee, at the time such salary determinations were made, considered to be reasonable and necessary given our financial resources and stage of development. The Compensation Committee reviews executive salaries each October and sets the salaries for the following year at that time, however in September 2007; the Company announced a plan to accelerate its return to profitability which included expense reductions including a temporary 10% reduction in executive salaries.

Bonus awards - The Compensation Committee has established an incentive bonus program providing for the payment to each executive officer of quarterly bonuses that are directly related to the group and individual achievements of executive management and our revenues and earnings. The bonus pool is established based on quarterly revenues and earnings achieved and the pool is allocated to individual executives through a weighting, half of which is based on achievement of our revenue and earnings goals and half of which is based on CEO and Compensation Committee assessment of the executive’s individual quarterly goal achievement and overall contribution to CardioDynamics.

In fiscal 2007, the target bonuses for executive officers ranged from 23% to 31% of annual base salary and were actually paid at 17% to 23% of annual base salary. Incentive award amounts for each participant are based on his or her potential impact on our operating and financial results and on market competitive pay practices. Under the incentive bonus program, incentive awards are based on achievement of quarterly performance goals. These performance goals include individual performance goals, which are established by the CEO at the beginning of each quarter, and annual corporate performance goals. The corporate performance goals are based on our achievement of strategic objectives as well as specific revenue and earnings growth targets for each quarter and the fiscal year.

Long-term stock-based incentive awards - Our Stock Incentive Plan, which was approved by our shareholders in 2004, as well as the executive bonus plan, are structured to permit awards under such plans to qualify as performance-based compensation and to maximize the tax deductibility of such awards. The Committee intends that compensation paid to management, including stock-based incentive awards, be exempt from the limitations on deductibility under Section 162(m) of the Internal Revenue Code. Accordingly, the Compensation Committee administers grants under our Stock Incentive Plan to members of management.

The Compensation Committee believes that providing incentives that focus attention on managing us from the perspective of an owner with an equity stake in the business will most closely align the interest of shareholders and executive officers. Therefore, all employees, and particularly those persons who have substantial responsibility for our management and growth, are eligible to receive annual stock incentive grants, although the Compensation Committee, in its discretion, may grant stock incentives at other times in recognition of exceptional achievements.

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

The Compensation Committee, in making its determination as to grant levels, takes into consideration: (i) the executive’s historical and expected contribution toward our objectives, (ii) prior award levels, (iii) award levels necessary to replace particular executives, (iv) the executive’s direct ownership of our shares, (v) the number of stock-based incentives vested and unvested, (vi) anticipated accounting rule changes, and (vii) the number of stock options outstanding as a percentage of total shares outstanding. During fiscal 2007, 527,305 new options were granted, representing 1.0% of our outstanding shares and when forfeitures and expirations are considered, the number of options actually decreased by 913,568. The Stock Option Plan limits the total number of shares subject to options that may be granted to a participant during the lifetime of the plan to 800,000 shares. The Stock Option Plan contains provisions providing for forfeiture of the options in the event the option holder engages in certain intentional misconduct contrary to our interests.

Chief Executive Officer Compensation

Michael K. Perry is our Chief Executive Officer. In October 2006, the Compensation Committee set Mr. Perry’s annual base salary for 2007 at $303,000 which it believes to be competitive with the base salary levels in effect for chief executive officers at comparable companies within the medical device, drug development and biotechnology industry norms within southern California. However, in September 2007, the Company announced a plan to accelerate its return to profitability which included a temporary 10% reduction in executive salaries resulting in a reduction in Mr. Perry’s salary to $272,000.

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

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information concerning the only persons known by us to beneficially own 5% or more of the outstanding shares of our common stock as of January 31, 2008. Calculations of beneficial ownership are based on 50,353,299 shares of our common stock outstanding on such date.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number (1)	Percentage (2)
James C. Gilstrap (3) c/o CardioDynamics 6175 Nancy Ridge Drive, Suite 300 San Diego, CA 92121	2,547,426	5.0%

Kairos Partners III Limited Partnership (4) 600 Longwater Drive, Suite 204 Norwell, MA 02061	2,703,000	5.4%

J. Michael Paulson (5) P.O. Box 9660 Rancho Santa Fe, CA 92067	2,896,394	5.8%

Visium Asset Management, LLC (6) 950 Third Avenue New York, NY 10022	3,088,081	5.8%

Dr. Herbert A. Wertheim (7) 191 Leucadendra Drive Coral Gables, FL 33156	4,400,000	8.7%

Balyasny Asset Management, L.P. (8) 181 West Madison, Suite 3600 Chicago, IL 60602	4,891,708	9.4%

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

(3)	Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap disclaims any pecuniary interest in 399,752 of the shares. Also includes 121,999 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 71,000 shares held in his daughters’ trusts. Mr. Gilstrap disclaims beneficial ownership of any such shares held in trust for his daughters.

(4)	Information with respect to Kairos Partners III Limited Partnership is based in part on information provided by the shareholder and in part on Schedule 13G filed with the SEC on April 1, 2005 by Kairos Partners III Limited Partnership, John F. White, James F. Rice, Kenneth L. Wolfe, and Foster L. Aborn. Each of John F. White, James F. Rice, Kenneth L. Wolfe and Foster L. Aborn beneficially own all of these shares as members of the investment committee of the Kairos Partners III Limited Partnership. They share voting and investment power over the shares.

(5)	Includes 2,513,139 shares held in the Allen E. Paulson Living Trust dated December 23, 1986 of which J. Michael Paulson is the Trustee and executor. Also includes 7,000 shares beneficially owned by the Trust, by virtue of its right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 376,255 shares held by J. Michael Paulson. Excludes shares of common stock owned by Mr. Paulson’s brothers; Mr. Paulson disclaims beneficial ownership of such shares. Information with respect to Mr. Paulson was provided to us by Mr. Paulson.

(6)	Information with respect to Visium Asset Management, LLC is based in part on Amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2007 by Visium Balanced Fund, LP (“VBF”), Visium Long Bias Fund, LP (“VLBF”), Visium Balanced Offshore Fund, Ltd. (“VBOF”), Visium Long Bias Offshore Fund, Ltd (“VLBOF”), Visium Asset Management, LLC (“VAM”), Visium Capital Management, LLC (“VCM”) and Jacob Gottlieb, and in part on our knowledge of the conversion rights associated with the CardioDynamics $5.25 million subordinated convertible notes (“Convertible Notes”). As of January 31, 2007, VBF shares voting and investment power with respect to 933,747 shares, VLBF shares voting and investment power with respect to 280,786 shares, VBOF shares voting and investment power with respect to 1,395,510 shares, VLBOF shares voting and investment power with respect to 941,250 shares, and VCM shares voting and investment power with respect to 1,214,533 shares. VAM, and Mr. Gottlieb as principal of VAM and sole managing member of VCM, have sole voting and investment power over all 3,088,081 shares. VAM is the investment advisor for VBF, VLBF, VBOF and VLBOF, and therefore may be deemed to beneficially own the 3,088,081 shares beneficially owned by those funds. VCM is the general partner of both VBF and VLBF, and therefore may be deemed to beneficially own the 1,214,533 shares owned by those funds. As principal of VAM and the sole managing member of VCM, Mr. Gottlieb may be deemed to beneficially own the 3,088,081 shares which may be beneficially owned by VAM and VCM. Represents shares which may be acquired by virtue of Convertible Notes held by Visium affiliates.

(7)	Information with respect to Dr. Herbert A. Wertheim is based solely on a Schedule 13D filed with the SEC on September 25, 2006.

(8)	Information with respect to Balyasny Asset Management, L.P. and its affiliates is based in part on information provided by the shareholder, in part on Amendment No. 4 to Schedule 13G filed with the SEC on February 4, 2008 by Atlas Master Fund, Ltd. (“AMF”), Atlas Global, LLC (“AG”), Atlas Global Investments, Ltd. (“AGI”), Atlas Institutional Fund, Ltd. (“AIF”), Balyasny Asset Management L.P. (“BAM”) and Dmitry Balyasny, and in part on our knowledge of the conversion rights associated with the Convertible Notes. As of December 31, 2007, AMF, AG, AGI, AIF, BAM and Mr. Balyasny shared voting and investment power with respect to an aggregate of 4,891,708 shares. AG owns 9.0% of the equity interest in AMF, and therefore may be deemed to beneficially own the shares held by AMF. AGI owns 90.0% of the equity interest in AMF, and therefore may be deemed to beneficially own the shares held by AMF. AIF owns 1.0% of the equity interest in AMF, and therefore may be deemed to beneficially own the shares held by AMF. BAM is the sole managing member of AG and is the investment manager of AG, AGI, and AIF, and therefore may be deemed to beneficially own the shares which may be owned by AG and AGI. Mr. Balyasny is the sole managing member of the general partner of BAM and may be deemed to beneficially own the shares which may be owned by BAM. Includes 1,477,137 shares which may be acquired by virtue of Convertible Notes held by AMF.

Security Ownership of Management

The following table sets forth certain information concerning the beneficial ownership of our common stock as of January 31, 2008 by: (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers of CardioDynamics as a group. Calculations of beneficial ownership are based on 50,353,299 shares of our common stock outstanding on such date.

	Shares Beneficially Owned
Name	Number (1)	Percent (2)
James C. Gilstrap (4)	2,547,426	5.0%
Robert W. Keith (3)	60,999	*
Steve P. Loomis (3)	450,703	*
Richard O. Martin, Ph.D. (3)	230,999	*
B. Lynne Parshall (3)	106,499	*
Michael K. Perry (3)	1,468,100	2.8%
Rhonda F. Rhyne (3)	757,875	1.5%
Jay A. Warren (3)	59,088	*
All Directors and executive officers as a group (3) -(11 persons)	6,753,134	12.4%

*	Less than 1%

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable on exercise of certain outstanding options as described in the footnotes below.

(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

(3)	Includes the following number of shares of common stock that may be acquired upon the exercise of options exercisable currently or exercisable within 60 days of January 31, 2008 for the following persons or group: Mr. Gilstrap, 121,999 shares; Mr. Keith, 30,999 shares; Mr. Loomis, 229,703 shares; Dr. Martin, 168,999 shares; Ms. Parshall, 64,499 shares; Mr. Perry, 968,900 shares; Ms. Rhyne, 442,100 shares; Mr. Warren, 23,088 shares; and for all directors and executive officers as a group, 2,570,932 shares.

(4)	Includes 400,000 shares held by the Scripps Medical Charitable Limited Partnership of which Mr. Gilstrap is a general partner with a minority ownership interest. Mr. Gilstrap disclaims any pecuniary interest in 399,752 of the shares. Also includes 121,999 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 32,654 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 71,000 shares held in his daughters’ trusts. Mr. Gilstrap disclaims beneficial ownership of any such shares held in trust for his daughters.

Equity Compensation Plan Information

The following table sets forth certain information concerning common stock to be issued in connection with our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,963,701	$3.22	1,693,102
Equity compensation plans not approved by security holders	603,000	$1.63	None

Total	4,566,701	$3.01	1,693,102

For a discussion of our equity compensation plans, See “Note 10 Stock Options” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. Such indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted by California law.

Director Independence

The Board of Directors has determined that all of the members of our Board qualify as “independent” within the meaning of Nasdaq listing standards, except for Mr. Perry, by virtue of his position as Chief Executive Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 11, 2007, the Company changed its principal accountants from Mayer Hoffman McCann P.C. to BDO Seidman, LLP. In 2006, the Company was an accelerated filer as defined in Rule 12b-2 of the Exchange Act, however, because the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates at the end of its second fiscal quarter was less than $50 million, the Company is no longer an accelerated filer and is therefore not required to obtain an external audit report of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The following tables present fees billed as of the Form 10-K filing date for professional audit services rendered by both Mayer Hoffman McCann P.C. and BDO Seidman, LLP for the audit of the Company’s annual financial statements for the fiscal years ended November 30, 2007 and 2006 and fees for other services rendered by Mayer Hoffman McCann P.C. and BDO Seidman, LLP during those periods.

Mayer Hoffman McCann P.C.	2007	2006
Audit Fees	$32,500	$1,039,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$32,500	$1,039,000

BDO Seidman, LLP:	2007	2006
Audit Fees	$350,000	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$350,000	$—

Audit fees. Audit fees relate to services rendered in connection with the annual audit of the Company’s financial statements and internal controls, SAS 100 quarterly review of our financial statements, and fees for SEC registration statement services.

Audit-Related Fees. Audit-related fees relate to assurance services that traditionally are performed by the independent accountant, such as employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

Tax Fees. Tax services consist of fees for tax consultation and tax compliance services. In order to preserve independence, the Company does not use its principal accountants to provide tax services.

All Other Fees. Other fees relate primarily to accountant consents.

The Audit Committee considers whether the provision of these services is compatible with maintaining our outside auditor’s independence, and has determined such services for fiscal 2007 and 2006 were compatible. All of the services described above were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X under the Exchange Act.

The Audit Committee follows a policy of pre-approving all audit, review and attest engagements and engagements for permitted non-audit services provided by the independent registered public accounting firm to us and our affiliates. The Audit Committee may pre-approve predictable and recurring services by category on an annual basis.

In accordance with applicable SEC regulations, permitted non-audit services may be performed without pre-approval if: (1) the aggregate amount of all such services constitutes no more than five percent of the total amount of revenues paid by us to our accountant during the fiscal year in which the services are provided, (2) we did not recognize that the services were non-audit services at the time we engaged the accountant, and (3) the services are promptly brought to the attention of the Audit Committee and approved prior to completion of the audit by a member of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit	Title

2.1	Fourth Amended Plan of Reorganization. (Incorporated by reference from November 30, 1994 Form 10-KSB.)

3.1	Bylaws, as amended through May 15, 1995. (Incorporated by reference from May 31, 1995 Form 10-QSB.)

3.1.1	Amendment to Bylaws, dated June 2, 1999. (Incorporated by reference from August 31, 1999 Form 10-QSB.)

3.1.2	Amendment to Bylaws, dated December 15, 2007. (Incorporated by reference from December 15, 2007 Form 8-K.)

3.2	Restated Articles of Incorporation as filed July 24, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

4.1	Securities Purchase Agreement, dated April 11, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes due 2009. (Incorporated by reference from April 11, 2006 Form 8-K.)

4.1.1	First Amendment to Securities Purchase Agreement, dated April 17, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes.

4.1.2	Second Amendment to Securities Purchase Agreement, dated November 29, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes. (Incorporated by reference from November 29, 2006 Form 8-K.)

10.1	Service Agreement among Rivertek Medical Systems, Inc., Dennis G. Hepp and the Company, dated January 1, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.2	Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.2.1	Amendment to lease agreement between CRV Partners, L.P., and the Company, dated March 21, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.2.2	Second Amendment to Lease agreement between CarrAmerica Development Corp., LP and the Company, dated June 28, 2004 (Incorporated by reference from August 31, 2004 Form 10-Q)

10.2.3	Third Amendment to Lease agreement between CarrAmerica Development Corp., LP and the Company, dated March 15, 2005 (Incorporated by reference from May 31, 2005, Form 10-Q)

10.3+	Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB.)

10.4+	1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB.)

10.4.1+	Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB.)

10.4.2+	Amendment to 1995 Stock Option/Stock Issuance Plan dated April 12, 2001. (Incorporated by reference from October 3, 2001 Form S-8.)

10.4.3+	Amendment to 1995 Stock Option/Stock Issuance Plan dated October 17, 2002. (Incorporated by reference from May 31, 2003 Form 10-Q.)

10.5+	2004 Stock Incentive Plan. (Incorporated by reference from June 4, 2004 Schedule 14A.)

10.6	Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated August 21, 2006. (Incorporated by reference from February 28, 2006 Form 10-Q.)

10.6.1	Third Amended and Restated Loan and Security Agreement dated August 4, 2006. (Incorporated by reference from August 8, 2006 Form 8-K.)

10.6.2	First Amendment to Third Amended and Restated Loan and Security Agreement dated November 13, 2006. (Incorporated by reference from November 30, 2006 Form 10-K.)

10.6.3	Third Amendment to Third Amended and Restated Loan and Security Agreement dated March 9, 2007. (Incorporated by reference from March 23, 2007 Form 8-K.)

10.7*	OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated July 7, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB.)

10.7.1*	Addendum to OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated April 24, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q.)

10.8*	Omnibus Amendment between the Company and GE Medical Systems Information Technologies, Inc. (Incorporated by reference from November 30, 2000 Form 10-KSB.)

10.9	Co-Development and OEM Agreement between the Company and Philips Medical Systems, a division of PENAC dated July 17, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q.)

10.10	Form of $5,250,000, 8% Convertible Subordinated Notes, dated April 11, 2006, due 2009, among the Company and the Purchasers named therein. (Incorporated by reference from April 11, 2006 Form 8-K.)

10.10.1	First Amendment to $5,250,000, 8% Convertible Subordinated Notes, dated November 30, 2006, among the Company and the Purchasers named therein. (Incorporated by reference from November 29, 2006 Form 8-K.)

10.11+	Form of Change of Control Agreement by and between the Company and certain executive officers. (Incorporated by reference from October 5, 2006 Form 8-K.)

10.12	Stock Purchase Agreement dated June 25, 2007 between Medical Device Partners, Inc. and the Company. (Incorporated by reference from June 26, 2007 Form 8-K.)

10.13*	Custom Manufacturing and Supply Agreement, dated August 31, 2007, by and between the Company and Vermed, Inc. (Incorporated by reference from September 5, 2007 Form 8-K.)

10.14+	Form of Stock Option Agreements for awards made under the 2004 Stock Incentive Plan (Director, Incentive Stock Option and Non-Qualified Stock Option).

10.15+	Form of Restricted Stock Award Agreement for awards made under the 2004 Stock Incentive Plan.

10.16+	Form of Indemnification Agreements entered into between the Company and its directors and executive officers.

16.1	Letter from Mayer Hoffman McCann P.C. to the Securities and Exchange Commission dated June 1, 2007, regarding agreement with the statements made in the Form 8-K. (Incorporated by reference from June 1, 2007 Form 8-K.)

21.1	List of Company’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

31.2	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

*	Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the SEC.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2008	CARDIODYNAMICS INTERNATIONAL CORPORATION

	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Perry Michael K. Perry	Chief Executive Officer (Principal Executive Officer)	February 26, 2008

/s/ Steve P. Loomis Steve P. Loomis	Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2008

/s/ James C. Gilstrap James C. Gilstrap	Director	February 26, 2008

/s/ Robert W. Keith Robert W. Keith	Director	February 26, 2008

/s/ Richard O. Martin, Ph.D. Richard O. Martin, Ph.D.	Director	February 26, 2008

/s/ B. Lynne Parshall B. Lynne Parshall	Director	February 26, 2008

/s/ Jay A. Warren Jay A. Warren	Director	February 26, 2008