Form 10-Q
period 2008-02-29
CARDIODYNAMICS INTERNATIONAL CORP
filed 2008-04-14
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 31, 2008, 50,353,299 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	February 29,	November 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,133	$7,896
Cash and cash equivalents - restricted	468	466
Accounts receivable, net of allowances and sales returns of $1,088 at February 29, 2008 and $1,105 at November 30, 2007	3,854	4,475
Inventory, net	1,527	1,670
Current portion of long-term and installment receivables	312	340
Other current assets	292	317

Total current assets	13,586	15,164
Long-term receivables, net	268	309
Property, plant and equipment, net	1,905	1,882
Intangible assets, net	150	179
Goodwill	2,355	2,303
Other assets	30	30

Total assets	$18,294	$19,867

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$1,455	$1,330
Accrued expenses and other current liabilities	571	573
Accrued compensation	1,616	1,532
Income taxes payable	580	164
Current portion of deferred revenue	153	201
Current portion of deferred rent	138	135
Current portion of deferred acquisition payments	215	210
Provision for warranty repairs - current	169	164
Current portion of long-term debt	33	32
Customer deposits	161	1,279

Total current liabilities	5,091	5,620

Long-term portion of deferred revenue	106	51
Long-term portion of deferred rent	125	161
Long-term portion of deferred acquisition payments	215	210
Provision for warranty repairs - long-term	262	277
Long-term debt, less current portion	3,736	3,619

Total long-term liabilities	4,444	4,318

Total liabilities	9,535	9,938

Minority interest	560	407
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding at February 29, 2008 or November 30, 2007	—	—
Common stock, no par value, 100,000 shares authorized, 50,353 and 49,318 shares issued and outstanding at February 29, 2008 and November 30, 2007, respectively	64,718	64,634
Accumulated other comprehensive income	785	704
Accumulated deficit	(57,304)	(55,816)

Total shareholders’ equity	8,199	9,522

Total liabilities and shareholders’ equity	$18,294	$19,867

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended
	February 29,	February 28,
	2008	2007
Net sales	$5,762	$4,727
Cost of sales	1,775	1,220

Gross margin	3,987	3,507

Operating expenses:
Research and development	314	443
Selling and marketing	3,722	3,444
General and administrative	771	945
Amortization of intangible assets	32	55

Total operating expenses	4,839	4,887

Loss from operations	(852)	(1,380)

Other income (expense):
Interest income	78	71
Interest expense	(234)	(266)
Foreign currency loss	(11)	(8)
Other, net	1	(4)

Other income (expense), net	(166)	(207)

Loss before taxes and minority interest	(1,018)	(1,587)
Minority interest in income of subsidiary	(134)	(14)
Income tax provision	(463)	(54)

Loss from continuing operations	(1,615)	(1,655)
Income (loss) from discontinued operations, net of income tax	127	(7)

Net loss	$(1,488)	$(1,662)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.03)	$(0.03)

Income (loss) from discontinued operations	$—	$—

Net loss per share	$(0.03)	$(0.03)

Weighted-average number of shares used in per share calculation:
Basic and diluted	49,750	48,831

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Three Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net loss	$(1,488)	$(1,662)
(Income) loss from discontinued operations, net of income tax	(127)	7
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	134	14
Depreciation	126	89
Amortization of intangible assets	32	55
Accretion of discount on convertible notes	119	102
Provision for warranty repairs	13	31
Provision for doubtful accounts and sales returns	194	214
Provision for (reduction in) doubtful long-term receivables	(11)	4
Stock-based compensation expense	84	101
Other non-cash items, net	(10)	(5)
Changes in operating assets and liabilities
Accounts receivable	435	782
Inventory	40	(395)
Long-term and installment receivables	80	75
Other current assets	27	(109)
Other assets	—	(3)
Accounts payable	124	(79)
Accrued expenses and other current liabilities	101	246
Accrued compensation	80	(73)
Income taxes payable	404	(103)
Deferred revenue	7	(2)
Deferred rent	(33)	(26)
Customer deposits	(1,119)	(8)

Net cash used in continuing operations	(788)	(745)
Net cash provided by discontinued operations	—	457

Net cash used in operating activities	(788)	(288)

Cash flows from investing activities:
Purchases of short-term investments	—	(26)
Purchases of property, plant and equipment	(21)	(27)

Net cash used in investing activities - continuing operations	(21)	(53)
Investing cash used in discontinued operations	—	(156)

Net cash used in investing activities	(21)	(209)

Cash flows from financing activities:
Restricted cash	(2)	—
Repayment of debt	(10)	(89)

Net cash used in financing activities - continuing operations	(12)	(89)
Financing cash used in discontinued operations	—	(15)

Net cash used in financing activities	(12)	(104)

Effect of exchange rate changes on cash and cash equivalents	58	2

Net decrease in cash and cash equivalents	(763)	(599)
Cash and cash equivalents at beginning of period	7,896	3,219

Cash and cash equivalents at end of period	$7,133	$2,620

Supplemental disclosures of cash flow information:
Interest paid	$6	$55

Income taxes paid	$47	$112

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

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

Basis of Presentation

The information contained in this report is unaudited, but in the Company’s opinion reflects all adjustments including normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of November 30, 2007 is derived from the November 30, 2007 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.

On August 31, 2007, CardioDynamics sold its Vermed subsidiary based in Bellows Falls, Vermont, to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The prior year results of Vermed are reported as discontinued operations within the Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows.

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2007 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three months ended February 29, 2008 and cash flows for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

Stock-Based Compensation

The Company applies the fair value provisions of Accounting for Stock-Based Compensation (“SFAS 123”) (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method.

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan) which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan. Awards under these plans typically vest over periods of up to four years. In addition, in 1998, Michael K. Perry was granted stock options outside of the Option Plans at a grant date fair market value of $1.625 per share. The options vested over four years and at February 29, 2008, 603,000 of the options are outstanding and exercisable. These options expire on October 15, 2008.

For the three months ended February 29, 2008 and February 28, 2007, total stock-based compensation expense included in the consolidated statements of operations was $84,000 and $101,000, respectively, charged as follows (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Cost of sales	$4	$2
Research and development	7	6
Selling and marketing	9	25
General and administrative	64	62

	84	95
Income (loss) from discontinued operations, net of income tax	—	6

Total stock based compensation expense	$84	$101

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	Three Months Ended
	February 29, 2008	February 28, 2007
Weighted-average fair value of options granted	$0.22	$0.70
Expected volatility	64.1%	65.4%
Dividend yield	0%	0%
Risk-free interest rate	2.9%	4.8%
Expected term in years	5.8	5.8

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

Expected Forfeitures (unvested shares) and Expirations (vested shares) - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures, including expirations, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. The expected forfeiture rates for the three months ended February 29, 2008 and February 28, 2007 were 8.9% and 8.6%, respectively.

Stock based compensation charges are recognized using the straight-line method over the requisite service period.

The following is a summary of stock option activity under the Option Plans as of February 29, 2008 and changes during the three months ended February 29, 2008:

	Number of options	Weighted- average exercise price
Options outstanding at November 30, 2007	3,963,701	$3.22
Granted	732,787	0.37
Exercised	—	—
Forfeited (unvested shares)	(95,199)	0.72
Expired (vested shares)	(236,402)	3.11

Options outstanding at February 29, 2008	4,364,887	$2.81

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at February 29, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.00	989,919	9.6	$0.45	98,079	$0.65
1.01 - 1.50	908,374	6.7	1.20	724,078	1.19
1.51 - 2.00	115,878	4.5	1.75	112,863	1.76
2.01 - 2.50	293,175	0.6	2.24	293,175	2.24
2.51 - 3.00	372,907	4.3	2.92	372,907	2.92
3.01 - 3.50	125,680	3.0	3.27	125,680	3.27
3.51 - 4.00	65,449	3.3	3.75	65,449	3.75
4.01 - 5.00	609,767	4.7	4.56	609,767	4.56
5.01 - 6.00	292,481	4.3	5.65	292,481	5.65
6.01 - 11.88	591,257	3.8	6.20	591,257	6.20

	4,364,887	5.7	$2.81	3,285,736	$3.54

The aggregate intrinsic value of options outstanding and exercisable at February 29, 2008 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s ending stock price of $0.31 on February 29, 2008. The weighted-average remaining contractual term for exercisable options is 4.6 years. There were no stock option exercises for the three months ended February 29, 2008.

A summary of the Company’s unvested stock options as of February 29, 2008 and changes during the three months ended February 29, 2008, were as follows:

	Number of options	Weighted- average grant date fair value
Unvested stock options at November 30, 2007	523,246	$0.57
Granted	732,787	0.22
Vested	(81,683)	0.56
Forfeited	(95,199)	0.44

Unvested stock options at February 29, 2008	1,079,151	$0.35

On January 24, 2007, the Company granted 42,000 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of stock options and cash compensation, at a grant date fair value of $49,000 ($1.16 per share). These shares vest in six equal monthly installments, beginning on January 24, 2007. On August 28, 2007, the Company granted 150,000 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $63,000 ($0.42 per share). These shares vest in twelve equal monthly installments, beginning on September 28, 2007.

On January 24, 2007, the Company granted 335,000 restricted shares to its Executive Officers under the 2004 Plan at a grant date fair value of $389,000 ($1.16 per share). These restricted shares vest in two equal installments on January 24, 2009 and on January 24, 2012. On January 23, 2008, the Company granted 1,035,000 restricted shares to its Executive Officers under the 2004 Plan at a grant date fair value of $383,000 ($0.37 per share). These restricted shares vest in two equal installments on January 23, 2010 and on January 23, 2013.

A summary of the Company’s unvested restricted stock grants as of February 29, 2008 and changes during the three months ended February 29, 2008, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2007	407,505	$0.96
Granted	1,035,000	0.37
Vested	(37,500)	0.42
Forfeited	—	—

Unvested restricted stock grants at February 29, 2008	1,405,005	$0.54

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant.

As of February 29, 2008, there was $826,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. The following potentially dilutive instruments were not included in the diluted per share calculation for the three months ended February 29, 2008 and February 28, 2007, respectively, as their effect was antidilutive (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Stock options	4,358	5,545
Restricted stock	—	377
Convertible notes	4,565	4,565

Total	8,923	10,487

2.	Geographic and Customer Information

Significant Customers

During the three months ended February 29, 2008, the Company had one individual customer that exceeded 10% of total net sales. The net revenues from this Eastern European hospital purchaser totaled $1,345,000. For the three months ended February 28, 2007, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

Geographic Information

Net sales for domestic and international customers, based upon customer location, for the three months ended February 29, 2008 and February 28, 2007 were as follows (in thousands):

	February 29, 2008	February 28, 2007
United Sates	$3,417	$4,222
International	2,345	505

Total consolidated net sales	$5,762	$4,727

Net long-lived assets by geographic area at February 29, 2008 and November 30, 2007 were as follows (in thousands):

	February 29, 2008	November 30, 2007
United States	$876	$867
Europe	3,534	3,497

Net long-lived assets (1)	$4,410	$4,364

(1)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

3.	Long-Term Receivables

The Company primarily relies on third party financing and normal trade accounts receivable terms for its domestic equipment sales, however, the Company has, on occasion provided its customers in-house financing with maturities ranging from 24 to 60 months. When collectability is reasonably assured, revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement and interest income is deferred and recognized on a monthly basis over the term of the contract. For the three months ended February 29, 2008 and February 28, 2007, revenue from long term financing sales accounted for approximately 0.5% and 2.9% of total net sales. The long-term receivables resulting from internal financing are collateralized by the individual BioZ® systems sold.

Long-term receivables consist of the following at February 29, 2008 and November 30, 2007 (in thousands):

	February 29, 2008	November 30, 2007
Long-term receivables, net of deferred interest	$664	$731
Less allowance for doubtful long-term receivables	(99)	(110)

	565	621
Less current portion of long-term receivables	(297)	(312)

Long-term receivables, net	$268	$309

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)	February 29, 2008	November 30, 2007
Land	—	$106	$104
Buildings and improvements	5 -35	1,669	1,646
Computer software and equipment	3 - 5	1,058	1,042
Manufacturing, lab equipment and fixtures	3 -20	431	435
Office furniture and equipment	3 - 8	342	342
Sales equipment and exhibit booth	2 - 5	744	639
Auto	5	23	23

		4,373	4,231
Accumulated depreciation		(2,468)	(2,349)

Property, plant and equipment, net		$1,905	$1,882

At February 29, 2008 and November 30, 2007, the Company had $702,000 and $597,000, respectively, of demonstration units which had previously been classified as inventory and are now classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

5.	Goodwill and Intangible Assets

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

In the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and intangible assets. Based on this analysis, there was no impairment of goodwill or intangible assets at November 30, 2007. In addition to the annual review, an interim review is required if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill at February 29, 2008 and November 30, 2007 relates to our Medis subsidiary. Goodwill is recorded on the books of our subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period.

The Company recorded $32,000 and $55,000 of amortization expense relating to continuing operations during the three months ended February 29, 2008 and February 28, 2007, respectively. Estimated remaining amortization expense for the years ending November 30 is as follows:

2008	$92,000
2009	$40,000
2010	$8,000
2011	$6,000
2012	$4,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	February 29, 2008			November 30, 2007
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	$494	$(389)	$105	$483	$(355)	$128
Patents	5	155	(110)	45	155	(104)	51

		$649	$(499)	$150	$638	$(459)	$179

6.	Guarantees

Product Warranties

The Company warrants that its stand-alone BioZ Systems will be free from defects for a period of 60 months (BioZ Dx®) and 12 months (BioZ Monitors) from the date of shipment on each new system sold in the United States, 12 months on factory certified/refurbished or demonstration systems and for 13 months on systems sold by CardioDynamics or Medis internationally. Additional years of warranty may be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to the Company’s warranty provision for the three months ended February 29, 2008 and the year ended November 30, 2007 (in thousands):

	Three Months Ended February 29,	Year Ended November 30,
	2008	2007
Beginning balance	$441	$402
Provision for warranties issued	13	149
Warranty expenditures incurred	(12)	(100)
Adjustments and expirations	(11)	(10)

Ending balance	$431	$441

Reimbursement

In 2007, the Company expanded a previous sales program which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be remote.

7.	Financing Agreements

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at February 29, 2008 of $460,000 (€304,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit due to expire in June 2008 and June 2009 are secured by a certificates of deposit of $468,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Also in connection with the acquisition of Medis in 2004, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank. Under the terms of the loan agreement, the loans are secured by a pledge of the building valued at 760,000 Euros ($1,150,000) as of February 29, 2008. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011 and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 6.1% through July 30, 2011 and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021 (see Note 8).

8.	Long-term Debt

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

Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement on Form S-3, which became effective on May 31, 2006, and has agreed to use its best efforts to keep such registration statement effective through April 11, 2008 or such lesser period of time as all of the shares of common stock issuable upon conversion of the Convertible Notes have been sold or can be sold without restriction under Rule 144. The Company will be required to pay additional interest, subject to limitations, to the holders of the Convertible Notes if it fails to comply with its obligations to keep the registration statement effective for the required period of time.

The Convertible Notes were assessed under SFAS 133 and management determined that the conversion option represented an embedded derivative liability. Under the terms of the Convertible Notes, the conversion price of the debt can be adjusted if the Company subsequently issues common stock at a lower price. The Company evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require the Company to deliver more shares than are authorized. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS 133, embedded derivative instruments, unless certain conditions are met, require revaluation at the end of each reporting period. In accordance with this standard the embedded conversion option of the Convertible Notes was revalued each period end using a binomial option pricing model. The change in fair value was reflected as a gain (loss) for the period. The primary factor impacting the fair value was the market value of the Company’s common shares.

The proceeds received on issuance of the convertible debt were first allocated to the fair value of the bifurcated embedded derivative instruments included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the notes payable being recorded at a significant discount from their face amount as shown in the table below. This discount, together with the stated interest on the notes payable, is accreted using the effective interest method over the term of the notes payable (in thousands):

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

The Company evaluated the amendments under Emerging Issues Task Force (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, which requires that a substantial modification of terms be accounted for and reported in the same manner as an extinguishment. A substantial modification of a debt instrument is deemed to have been accomplished if the present value of the cash flows (including fair value of an embedded conversion option upon modification of a convertible debt instrument) under the terms of the new debt instrument is at least 10 percent different than the present value of the remaining cash flows under the terms of the original instrument. In addition, EITF 96-19 specifically requires that if the debt instrument is puttable, then the cash flow analysis is to be performed assuming exercise and non-exercise of the put option and that the assumption that generates the smaller change would be used as the basis for the 10% threshold.

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

The carrying value of the Convertible Notes will accrete up to the face value over the extended life of the Convertible Notes through April 11, 2011. The Company recorded accretion of $119,000 and $102,000 for the three months ended February 29, 2008 and February 28, 2007, respectively, related to the Convertible Notes. For each of the three months ended February 29, 2008 and February 28, 2007, interest expense on the Convertible Notes was $104,000.

The amount recorded on the balance sheet at February 29, 2008 has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2007	$3,217
Accretion expense	119

Convertible notes carrying value at February 29, 2008	$3,336

Long-term debt consists of the following (in thousands):

	February 29, 2008	November 30, 2007
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(1,914)	(2,033)
Secured bank loans payable to Sparkasse Arnstadt-Ilmenauat 5.3% and 6.1% (matures in 2021) (See Note 7)	408	405
Capital leases	25	29

Long-term debt	3,769	3,651
Less current portion	(33)	(32)

Long-term debt, less current portion	$3,736	$3,619

Future maturities of long-term debt at February 29, 2008 are as follows (in thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long- Term Debt
2008(a)	$30	$(1)	$29
2009(b)	40	(1)	39
2010	26	—	26
2011	5,276	—	5,276
2012	26	—	26
Thereafter	287	—	287

Total	$5,685	$(2)	$5,683

(a)	For the remaining nine months of Fiscal 2008.

(b)	The holders of the $5.25 million of Convertible Notes have the option to elect to be repaid on April 11, 2009.

9.	Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Net loss as reported	$(1,488)	$(1,662)
Foreign currency translation adjustments	81	(24)

Total other comprehensive loss	$(1,407)	$(1,686)

10.	Taxes

Effective at the beginning of the first quarter of fiscal 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company has not recognized any tax benefits, but if it does, its policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income. As of the date of adoption of FIN 48, the Company had accrued $40,000 for the potential payment of non-income based taxes, interest and penalties relating to individual states and cities in which the Company has not previously filed tax returns. Upon adoption of FIN 48, no additional liabilities were recognized.

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company currently does not have any audits pending, but is subject to tax examinations for years beginning with 2004 for federal and state tax returns, except in certain limited circumstances. While the final resolution of tax audits, if any, is uncertain, we believe that the ultimate disposition of any audit would not have a material adverse impact on the Company’s consolidated financial position, liquidity or results of operations.

11.	Income (Loss) from Discontinued Operations, Net of Income Tax

On June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics would sell its Vermed subsidiary based in Bellows Falls, Vermont to MDP, an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a five-year ICG sensor purchase agreement with Vermed that has long-term product pricing. Pricing is not considered beneficial or detrimental to the Company. The prior year results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The following table summarizes the financial activities for our discontinued operations during the three months ended February 29, 2008 and February 28, 2007 (unaudited - in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Net sales	$—	$2,484
Cost of sales	—	1,738

Gross margin	—	746

Operating expenses:
Research and development	—	91
Selling and marketing	—	294
General and administrative	(127)	273
Amortization of intangible assets	—	97

Total operating expenses	(127)	755

Income (loss) from operations	127	(9)

Other income	—	2

Income (loss) from discontinued operations, net of income tax	$127	$(7)

12.	Commitments and Contingencies

Letters of Credit

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at February 29, 2008 of $460,000 (€304,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit due to expire in June 2008 and June 2009 are secured by a certificates of deposit of $468,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Operating Leases

In March 2005, the Company amended the operating lease for its 33,000 square-foot facility in San Diego, California, to extend the term of the lease from December 31, 2007, to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for building improvements. The lease payments on the original 18,000 square-feet of the facility was $20,000 per month through July 31, 2007, increasing to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the 15,000 square-foot expansion space commenced on November 1, 2004 at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total future lease commitments on the amended lease through December 31, 2009 approximate $928,000. The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the entire period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $263,000 as of February 29, 2008 and is recorded as deferred rent on the accompanying consolidated balance sheets.

In November 2006, the Company entered into a sublease agreement which commenced on January 1, 2007 for a portion of its San Diego facility. The terms of the sublease provide for the use of 6,000 square feet of general office space for a period of 24 months at a rate of $10,000 per month commencing in the third month and increasing to $10,500 in month 13. The sublease provides for one 13-month extension option at $11,000 per month.

Change of Control Agreements

The Company has Change of Control Agreements (the “Agreement”) with certain members of management. Under the Agreements, each individual is entitled to certain benefits if the Company terminates his or her employment without cause, or if an involuntary termination occurs, within 24 months after a change of control. The maximum contingent payments under the Agreements, as of February 29, 2008, were $2,255,000.

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

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2007. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2007 which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2007, as well as interim unaudited financial information for the current fiscal year.

OPERATING SEGMENTS AND RECLASSIFICATIONS

For the past three years, our business has had two operating segments, the impedance cardiography (“ICG”) segment and the electrocardiography (“ECG”) segment. On August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont to Medical Device Partners, Inc (“MDP”). The sale of Vermed allows us to focus our resources on our proprietary ICG business, which we believe holds the highest growth potential, while maintaining a long-term relationship with MDP for ICG sensors. The results of the ECG segment are reported as “discontinued operations” within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended February 29, 2008 and February 28, 2007)

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

There is often a slow adoption of new technologies in the healthcare industry, even technologies that ultimately become widely accepted. Conducting clinical trials, making physicians aware of the availability and clinical benefits of a new technology, changing physician habits, and securing adequate reimbursement levels are all factors that tend to affect the adoption rate of medical technologies. We have invested, and continue to invest, a significant amount of our resources in clinical trials, which, if results prove successful, should contribute to further physician acceptance and market adoption of our technology. As with all clinical trials, there is no assurance of achieving the desired positive outcome.

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

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, and the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks to the greatest extent possible. Please refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2007 for addition information regarding the risks we face.

Following is a summary of several key financial results in our first quarter of 2008 as compared with the first quarter of 2007, as well as some important milestones we achieved during the first quarter:

•	Net sales increased 22% to $5.8 million, up from $4.7 million

•	ICG sensor revenue increased 1% to $1.5 million, or 26% of net sales

•	ICG monitor sales totaled 266 units, up 92% from 138 ICG monitors sold in the first quarter of 2007

•	Gross profit margin was 69%, down from 74%

•	Loss from operations improved 38% to $852,000 from $1,380,000

•	Net loss was $1.5 million, or $0.03 per share, down from $1.7 million, or $0.03 per share

•	Cash, equivalents and short-term investments balance of $7.6 million, up from $3.8 million

Additional key operating milestones for the first quarter of 2008:

•	Record $2.1 million sales quarter from our Medis subsidiary; shipped 146 ICG Monitors

•	Carried nearly $1.0 million of backlog into the second quarter of 2008

•	Over 8,000 ICG monitors and modules sold to date, up 12% from 7,100 one year ago

•	Field headcount totaled 70 field associates, up from 66 one year ago

•	Entered into distribution and technology license agreements with Recorders and Medicare Systems, Ltd. (“RMS”), one of the largest manufacturers of medical equipment in India.

Operating Segments

For the past three years, our business has had two operating segments, the ICG segment and the ECG segment. On August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont, to MDP. The sale of Vermed allows us to focus our resources on our proprietary ICG business, which we believe holds the highest growth potential, while maintaining a long-term relationship with MDP for ICG sensors. Upon the completion of the sale of Vermed, we now report as one operating segment, as defined in Financial Accounting Standards Board No. 131, and the results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The ICG business consists primarily of the development, manufacture and sales of our BioZ Dx, BioZ and Niccomo ICG Monitors, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical function. These products are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians, hospitals, researchers, and international distributors throughout the world.

We derive most of our revenue primarily from the sale of our ICG devices but also sell the associated disposable ICG sensors, which are consumed each time a patient ICG test is performed. For the three months ending February 29, 2008, 26% of our revenue came from our disposable ICG sensors. ICG sensor revenue, as a percentage of net sales, has grown from 6% in 2000, to 9% in 2001, 12% in 2002, 17% in 2003, 19% in 2004, 24% in 2005, 31% in 2006 and 31% in 2007. We have now shipped nearly 6.5 million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998. We employ a workforce of clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems.

In January 2004, the Center for Medicare & Medicaid Services (“CMS”) issued an updated national coverage determination for ICG. Of the six indications previously covered, five were substantially unchanged. One indication, “suspected or known cardiovascular disease,” was revised to specifically allow CMS contractor discretion in the coverage of resistant hypertension. Resistant hypertension is defined by CMS to include patients with uncontrolled blood pressure on three or more anti-hypertensive medications, including a diuretic. This change served to significantly reduce the number of patients within this indication eligible for CMS reimbursement for ICG monitoring which in turn negatively impacted our sales of ICG Monitors and sensors.

In March 2006, we published the results of our multi-center CONTROL study in a leading hypertension journal, Hypertension, which showed that clinician use of BioZ technology helped patients reach targeted blood pressure levels twice as effectively as standard clinical practice. Based on the results of this study, CMS opened a reconsideration review in response to our request to evaluate whether to broaden ICG hypertension coverage.

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

Net Sales – Net sales for the three months ended February 29, 2008 were $5,762,000 up 22% from $4,727,000 for the three months ended February 28, 2007. The sales growth was primarily driven by record sales from our Medis subsidiary, which accounted for $2,073,000 of sales in the first quarter of 2008 up from $433,000 in the first quarter of 2007. In addition, we experienced a 14% increase in the average unit sales price of our BioZ Monitors compared with the first quarter of 2007. ICG device sales increased 92% to 266 units, up from a total of 138 units in first quarter of 2007. Of the 266 ICG units sold, 52 were ICG Modules and 214 were stand-alone ICG monitors, including 62 BioZ Dx systems, 6 BioZ monitors, and 146 Medis ICG monitors.

Net sales for the three months ended February 29, 2008 by our domestic direct sales force, which targets physician offices and hospitals, decreased 22% to $3,293,000, from $4,200,000 in the same quarter last year primarily because we ended the quarter with over $900,000 in domestic backlog that shipped early in the second quarter. Growth in domestic orders, including backlog, for first quarter, 2008 was 7%. Field headcount totaled 70 field associates at February 29, 2008, including 35 U.S. territory managers and 22 clinical application specialists, up from 66 field associates at February 28, 2007.

For the three months ended February 29. 2008, international sales increased by $1,840,000 or 364% to $2,345,000 from $505,000 in the same period last year. The current period increase was primarily due to fulfillment of a large order from an Eastern European hospital purchaser under which Medis shipped 117 Niccomo ICG Monitors. Additionally, the Instituto de Salud del Estado de Mexico, the hospital network of the state of Mexico within the country of Mexico, purchased over $200,000 of Niccomo monitors during the quarter.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 1% in the three months ended February 29, 2008 to $1,501,000, representing 26% of consolidated net sales, up from $1,488,000 or 31% of consolidated net sales in the same quarter last year.

Continued sensor revenue growth in the future, to some degree, will be based upon the success of our CAS team’s focused customer service efforts and increased use of the BioZ Assessment Process (“BAP”), which assists physician offices in appropriately identifying patients who are symptomatic and for whom the physician would benefit by having BioZ data for clinical assessment. To date, there are approximately 2,300 offices that have initiated the BAP into assessment of patients. We believe that successful integration of BAP into physician practices will result in proper utilization and sensor revenue growth. In addition, we offer a Discount Sensor Program to our domestic outpatient customers, which includes considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $105,000 and $129,000 for the three months ended February 29, 2008 and February 28, 2007, respectively.

Stock-Based Compensation Expense – Stock-based compensation expense for the three months ended February 29, 2008 was $84,000, as compared with $101,000 for the three months ended February 28, 2007. The decrease during the first quarter of 2008 is principally due to a decrease in the weighted-average fair value of options outstanding. This was partially offset by compensation expense related to restricted stock grants to executive officers. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin – Gross margin for the three months ended February 29, 2008 and February 28, 2007 was $3,987,000 and $3,507,000, respectively, an increase of $480,000 or 14% as a result of the higher sales volume. As a percentage of net sales, gross margin in the first quarter of 2008 was 69%, down from 74% from the same quarter last year. The decrease in gross margin percentage in the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to the provision of $231,000 of additional reserve for excess, slow moving or obsolete inventory during the quarter ended February 29, 2008. The additional reserve is primarily due to lower projected sales of our older model BioZ monitors and the continued success of our BioZ trade-up program. Cost of sales was also negatively impacted by $383,000 decreased overhead absorption due to lower overhead rates, offset by a $134,000 reduction in allocated indirect manufacturing costs and a 14% increase in the average BioZ unit sales price during the quarter.

Research and Development Expenses – We invested $314,000 and $443,000 in research and development for the three months ended February 29, 2008 and February 28, 2007, respectively. The decrease during the first quarter of 2008 is primarily due to reductions in personnel and related expenses as part of our cost containment measures in support of our efforts to regain profitability.

Selling and Marketing Expenses – Selling and marketing expenses increased by $278,000 or 8% to $3,722,000 during the three months ended February 29, 2008, as compared with $3,444,000 in the comparable quarter last year. The current quarter increase is primarily the result of higher personnel costs due to the addition of four field sales personnel, higher travel costs, and $60,000 of depreciation related to long-term demonstration equipment. These increases were partially offset by a $61,000 reduction in bad debt expense in the quarter.

As a percentage of net sales, selling and marketing expenses decreased to 65% for the three months ended February 29, 2008, compared with 73% for the same quarter last year. The decreased percentage of selling and marketing expenses to net sales in the current three month period is due primarily to the large sale to an Eastern European hospital purchaser, which had lower incremental selling costs associated with the transaction.

General and Administrative Expenses – General and administrative expenses for the first quarter of 2008 were $771,000, down $174,000 or 18% from $945,000 for the same quarter last year. The decrease in the current quarter is primarily due to $143,000 of lower accounting fees, principally because we are no longer required to obtain a third party audit of our internal controls over financial reporting during the fiscal 2007 period, and lower personnel and related costs. As a percentage of net sales, general and administrative expenses for the quarter ended February 29, 2008 were 13%, down from 20% for the quarter ended February 28, 2007.

Amortization of Intangible Assets – For the three months ended February 29, 2008, amortization expense was $32,000, compared with $55,000 for the same period in fiscal 2007. The decrease in the current three month period was principally due to a one time acceleration of previously capitalized patent fees, recorded in the first quarter of 2007.

Other Income (Expense) – Interest income during the three months ended February 29, 2008 and February 28, 2007 was $78,000 and $71,000, respectively. The increase in interest income is due to higher average cash balances, in the first quarter of 2008 compared with the first quarter of 2007. This was partially offset by lower interest rates and fewer internally financed receivables during the first quarter of 2008.

Interest expense was $234,000 and $266,000 in the quarters ended February 29, 2008 and February 28, 2007, respectively. The decrease during the current quarter is principally due to the retirement of our bank debt on August 31, 2007, partially offset by $17,000 of additional accretion under the effective interest method on our convertible notes.

Foreign currency translation losses for the quarter ended February 29, 2008 were $11,000, as compared to $8,000 for the quarter ended February 28, 2007. Foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect on the last day of each reporting period.

Minority Interest in Income of Subsidiary – For the three months ended February 29, 2008 we recorded minority interest in the income of our Medis subsidiary, which represents the 20% minority share retained by the sellers, of $134,000, as compared with $14,000 for the three months ended February 28, 2007. The increase is the result of the significantly higher income earned during the quarter by our Medis subsidiary, largely related to the Russia and Mexico shipments.

Income Tax Provision – For the quarter ended February 29, 2008, we recorded a tax provision of $463,000, as compared with $54,000 for the quarter ended February 28, 2007. In each of the reported periods, the tax provisions are based upon estimated foreign taxes and estimated minimum U.S income and franchise taxes. Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses. However, because foreign income is not shielded by our deferred tax assets, we record a tax provision based upon estimated foreign taxes resulting from the significantly higher income earned by our Medis subsidiary during the quarter.

Income (Loss) from Discontinued Operations, Net of Income Tax – For the three months ended February 29, 2008, we recorded income from discontinued operations, net of tax of $127,000, as compared to a loss from discontinued operations, net of tax of $7,000. The income reported during the first quarter of 2008 is due to the release of estimated previously accrued expenses related to the sale of our former Vermed subsidiary since we do not expect to incur any additional expenses relating to the disposition of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in continuing operations for the three months ended February 29, 2008 and February 28, 2007 was $788,000 and $745,000, respectively. Including discontinued operations, net cash used in the quarter ended February 28, 2007 was $288,000. Our net loss during the first quarter of 2008 was partially offset by non-cash charges, including provision of $194,000 for doubtful accounts receivable, $126,000 for depreciation, $119,000 for accretion of discount on convertible notes and $84,000 for stock-based compensation expense. Going forward, operating cash use is projected to decline and return to positive operating cash flow by the end of the fiscal year.

In the first quarter of 2008, net cash used in investing activities from continuing operations was $21,000, as compared with $53,000 in the same period in 2007. The cash use in the first quarter of 2008 was for purchases of property, plant and equipment totaling $21,000, as compared with $27,000 during the first quarter of 2007. Most of the purchases in both periods relate to computer equipment. As we replace and upgrade our existing computer hardware and software and add additional sales personnel, we expect to continue to invest in new computer equipment in future periods, however, we believe that purchases of property, plant and equipment in future periods will not materially increase.

Net cash used in financing activities during the first quarter of 2008 was $12,000, as compared with $104,000 in the first quarter of 2007. The principal difference between the periods was payments made on our former bank debt during the 2007 period. This bank debt was retired on August 31, 2007.

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

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of February 29, 2008, our outstanding letters of credit totaled $460,000 (€304,000), which is secured by certificates of deposit.

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

At February 29, 2008, we have net operating loss carryforwards of approximately $50 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and management’s consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

In March of 2008, our Board of Directors approved a resolution proposing a reverse split of one-for-seven shares of our common stock and reduce proportionately the number of authorized shares of our common stock and preferred stock. The Board of Directors has authorized the reverse stock split to reduce the number of outstanding shares with the expectation that each share will trade at a higher price. Our shares of common stock have traded at a bid price per share of under $1.00 since March 6, 2007. In April 2007, we received a Nasdaq Staff Deficiency Letter from the Listing Qualifications Department indicating that our common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because our common stock closed below $1.00 per share for 30 consecutive trading days. We were afforded 180 calendar days to regain compliance with the minimum bid requirement. Because our stock did not exceed the $1.00 minimum bid price for at least 10 consecutive business days within that 180 day period, we elected to transfer our common stock from the Nasdaq Global Market to the Nasdaq Capital Market in October 2007. At that time, we were granted a second 180 calendar days, or through mid-April 2008, to regain compliance while listed on the Nasdaq Capital Market. We believe that in order to regain compliance and enhance our ability to remain listed on the Nasdaq Capital Market, we must implement a reverse stock split. The reverse split is expected to become effective, subject to shareholder approval, shortly after our May 8, 2008, Annual Meeting of Shareholders.

We believe that over the next 12 months, our current cash and cash equivalent balances will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements. However, we may seek ways to maximize shareholder value including appropriate acquisition, restructuring or divestiture opportunities. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities. While we believe that we are adequately capitalized, our long-term liquidity will depend to some extent on our ability to commercialize the BioZ and other products and whether the holders of our $5.25 million convertible notes elect to exercise their April 2009 early repayment option provided under the terms of the notes. Therefore, we may attempt to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to off-balance sheet arrangements other than operating leases, and have not engaged in trading activities involving non-exchange traded contracts, and we are not a party to any transaction with persons or activities that derive benefits from their non-independent relationships with us.

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

We also occasionally sell products under long-term financing arrangements, and when collectability is reasonably assured, we recognize the present value of the minimum payments, based on the interest rate implicit in the financing agreement, as revenue at the time of sale. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. For the three months ended February 29, 2008 and February 28, 2007, revenue from long term financing sales accounted for approximately 0.5% and 2.9% of total net sales. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. For the three months ended February 29, 2008 and February 28, 2007, revenue from extended warranty contracts accounted for approximately 0.7% and 1.0% of total net sales.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred. Revenue is reduced for any discounts or trade in allowances given to the buyer.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities and accrued compensation, are reasonable estimates of their fair value because of the short-term nature of these financial instruments. The fair value of each long-term receivable was estimated by discounting the future cash flows based on the interest rate implicit in the financing agreement. Long-term receivable financing arrangements include a market rate of interest and the carrying value approximates fair value. Long-term debt, which is based on borrowing rates currently available to the Company for loans with similar terms and maturities, is reported at its carrying value, which we believe approximates the fair value.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. We evaluate inventory on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and sales demonstration inventory. Inventory includes material, labor and overhead costs.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if an event or circumstances indicates that impairment has occurred. We perform impairment reviews at the reporting unit level and use both a discounted cash flow model, based on management’s judgment and assumptions, and a market capitalization model, comparing to other similar public company revenues and enterprise values, to determine the estimated fair value of our Medis reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit.

Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations will affect enterprise value from period to period. Impairment testing indicated that the estimated fair value of our Medis subsidiary exceeded its corresponding carrying amount, as such, no impairment exists as of February 29, 2008 and November 30, 2007.

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

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of February 29, 2008 and November 30, 2007, there was no impairment recorded.

Warranty Cost

The Company records a provision for warranty repairs on all BioZ systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized. The warranty provision is calculated using historical data to determine the percentage of systems that may require repairs during the warranty period and the average parts cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The historical data used in this model are reviewed and updated as circumstances change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

Deferred Acquisition Payments

On April 29, 2004, we purchased 80% of Medis. Part of the purchase price included 760,000 Euros ($804,000 on the acquisition date) due in equal annual installments over a period of five years. The deferred acquisition principle payment amounts due are segregated and classified as current and long-term liabilities in the consolidated balance sheet. The accrued interest relating to the deferred acquisition payment is classified as a current liability in the consolidated balance sheet. Interest on the debt was imputed at the time of the acquisition and is recorded as interest expense each period in the consolidated statement of operations. Foreign exchange gains and losses due to changes in the value of the Euro, as compared to the US Dollar, are recorded each period as foreign currency gains or losses in the consolidated statement of operations.

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

We adopted FIN 48 in the quarter ended February 29, 2008. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. The Company’s historical operating losses make it very difficult to rely on projections beyond a relatively short forecast window to meet the “more likely than not” standard required to conclude that its deferred tax assets will be fully utilized. Therefore, management has concluded that it continues to be appropriate to record a valuation allowance equal to the total deferred income tax assets at February 29, 2008.

Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on an audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. As a result, we re-examine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We have made no changes in our internal control over financial reporting in connection with our quarter ended February 29, 2008 internal control testing and evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements,” in Part I, Item 2 of this report. You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Title

3.1	Bylaws.

31.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CardioDynamics International Corporation

Date: April 14, 2008	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2008	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)