Form 10-Q
period 2008-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2008-07-15
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2008

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

As of July 11, 2008, 7,243,119 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	May 31, 2008	November 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,466	$7,896
Cash and cash equivalents - restricted	470	466
Accounts receivable, net of allowances and sales returns of $1,157 at May 31, 2008 and $1,105 at November 30, 2007	3,797	4,475
Inventory, net	1,196	1,670
Current portion of long-term and installment receivables	278	340
Other current assets	265	317

Total current assets	12,472	15,164
Long-term receivables, net	246	309
Property, plant and equipment, net	1,965	1,882
Intangible assets, net	120	179
Goodwill	2,417	2,303
Other assets	30	30

Total assets	$17,250	$19,867

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$1,222	$1,330
Accrued expenses and other current liabilities	430	573
Accrued compensation	1,647	1,532
Income taxes payable	578	164
Current portion of deferred revenue	144	201
Current portion of deferred rent	142	135
Current portion of deferred acquisition payments	225	210
Provision for warranty repairs - current	174	164
Current portion of long-term debt, net of discount	3,493	32
Customer deposits	72	1,279

Total current liabilities	8,127	5,620

Long-term portion of deferred revenue	166	51
Long-term portion of deferred rent	88	161
Long-term portion of deferred acquisition payments	—	210
Provision for warranty repairs - long-term	278	277
Long-term debt, less current portion, net of discount	402	3,619

Total long-term liabilities	934	4,318

Total liabilities	9,061	9,938

Minority interest	495	407
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, 2,571 shares authorized, no shares issued or outstanding at May 31, 2008 or November 30, 2007	—	—
Common stock, no par value, 14,286 shares authorized, 7,193 and 7,045 shares issued and outstanding at May 31, 2008 and November 30, 2007, respectively	64,815	64,634
Accumulated other comprehensive income	915	704
Accumulated deficit	(58,036)	(55,816)

Total shareholders’ equity	7,694	9,522

Total liabilities and shareholders’ equity	$17,250	$19,867

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Net sales	$6,180	$5,380	$11,942	$10,107
Cost of sales	1,772	1,966	3,547	3,186

Gross margin	4,408	3,414	8,395	6,921

Operating expenses:
Research and development	370	454	684	897
Selling and marketing	3,721	3,680	7,443	7,124
General and administrative	761	720	1,532	1,665
Amortization of intangible assets	32	30	64	85

Total operating expenses	4,884	4,884	9,723	9,771

Loss from operations	(476)	(1,470)	(1,328)	(2,850)

Other income (expense):
Interest income	62	52	140	123
Interest expense	(241)	(269)	(475)	(535)
Foreign currency loss	(13)	(29)	(24)	(37)
Other, net	—	5	1	1

Other expense, net	(192)	(241)	(358)	(448)

Loss before taxes and minority interest	(668)	(1,711)	(1,686)	(3,298)
Minority interest in income of subsidiary	(11)	(21)	(145)	(35)
Income tax provision	(53)	(196)	(516)	(250)

Loss from continuing operations	(732)	(1,928)	(2,347)	(3,583)
Income (loss) from discontinued operations, net of income tax	—	(11,102)	127	(11,109)

Net loss	$(732)	$(13,030)	$(2,220)	$(14,692)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.10)	$(0.28)	$(0.33)	$(0.51)

Income (loss) from discontinued operations	$—	$(1.58)	$0.02	$(1.59)

Net loss per share	$(0.10)	$(1.86)	$(0.31)	$(2.10)

Weighted-average number of shares used in per share calculation:
Basic and diluted	7,193	7,005	7,150	6,990

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Six Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,220)	$(14,692)
(Income) loss from discontinued operations, net of income tax	(127)	11,109
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest in income of subsidiary	134	35
Depreciation	244	166
Amortization of intangible assets	64	85
Accretion of discount on convertible notes	244	210
Provision for warranty repairs	49	86
Provision for doubtful accounts and sales returns	443	467
Reduction in doubtful long-term receivables	(21)	(40)
Stock-based compensation expense	181	185
Other non-cash items, net	(64)	63
Changes in operating assets and liabilities
Accounts receivable	247	752
Inventory	232	(96)
Long-term and installment receivables	146	345
Other assets	56	41
Accounts payable	(108)	(483)
Accrued expenses and other current liabilities	(56)	181
Accrued compensation	105	(31)
Income taxes payable	389	29
Deferred revenue	58	30
Deferred rent	(66)	(52)
Customer deposits	(1,208)	5

Net cash used in continuing operations	(1,278)	(1,605)
Net cash provided by discontinued operations	—	1,619

Net cash (used in) provided by operating activities	(1,278)	14

Cash flows from investing activities:
Maturities of short-term investments	—	1,510
Purchases of property, plant and equipment	(35)	(37)

Net cash (used in) provided by investing activities - continuing operations	(35)	1,473
Investing cash used in discontinued operations	—	(266)

Net cash (used in) provided by investing activities	(35)	1,207

Cash flows from financing activities:
Restricted cash	(4)	—
Repayment of debt	(20)	(178)
Payment of deferred acquisition costs	(195)	(160)

Net cash used in financing activities - continuing operations	(219)	(338)
Financing cash used in discontinued operations	—	(30)

Net cash used in financing activities	(219)	(368)

Effect of exchange rate changes on cash and cash equivalents	102	12

Net (decrease) increase in cash and cash equivalents	(1,430)	865
Cash and cash equivalents at beginning of period	7,896	2,368

Cash and cash equivalents at end of period	$6,466	$3,233

Supplemental disclosures of cash flow information:
Interest paid	$241	$388

Income taxes paid	$76	$176

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

On May 8, 2008, our shareholder’s approved a one-for-seven reverse stock split, which became effective on May 9, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

On August 31, 2007, CardioDynamics sold its Vermed subsidiary based in Bellows Falls, Vermont, to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The prior year results of Vermed are reported as discontinued operations within the Consolidated Statements of Operations and Cash Flows.

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2007 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended May 31, 2008 and cash flows for the six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2008.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on the results of operations or financial position of the Company.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are required to adopt the pronouncement in our first quarter of our fiscal 2009. We have not determined the impact, if any, the adoption of this FSP will have on our financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not determined the impact, if any, the adoption of APB 14-1 will have on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning in fiscal 2010. The adoption of this Standard is not expected to have a material impact on the results of operations or financial position.

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

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan) which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan. Awards under these plans typically vest over periods of up to four years. In addition, in 1998, Michael K. Perry was granted stock options outside of the Option Plans at the adjusted closing market price on the date of grant of $11.38 per share. The options vested over four years and at May 31, 2008, 86,143 of the options are outstanding and exercisable. These options expire on October 15, 2008.

For the three months ended May 31, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations, including discontinued operations, was $97,000 and $98,000, respectively. For the six months ended May 31, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations, including discontinued operations, was $181,000 and $199,000, respectively, as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Cost of sales	$3	$3	$7	$5
Research and development	10	6	17	12
Selling and marketing	16	25	25	50
General and administrative	68	56	132	118

	97	90	181	185
Income from discontinued operations, net of income tax	—	8	—	14

Total stock based compensation expense	$97	$98	$181	$199

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The variables used to measure fair value and the weighted-average fair value of options granted, using the Black-Scholes option pricing model, are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Weighted-average fair value of options granted	$1.15	$3.62	$1.53	$4.58
Expected volatility	66.1%	63.9%	64.2%	65.0%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.9%	4.6%	2.9%	4.7%
Expected term in years	5.8	5.8	5.8	5.8
Expected forfeiture rate	7.1%	9.6%	8.5%	8.8%

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

Expected Forfeitures (unvested shares) and Expirations (vested shares) - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures, including expirations, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. The expected forfeiture rates for the three months ended May 31, 2008 and 2007 were 7.1% and 9.6%, respectively. The expected forfeiture rates for the six months ended May 31, 2008 and 2007 were 8.5% and 8.8%, respectively.

Stock based compensation charges are recognized using the straight-line method over the requisite service period.

The following is a summary of stock option activity under the Option Plans as of May 31, 2008 and changes during the six months ended May 31, 2008:

	Number of options	Weighted-average exercise price
Options outstanding at November 30, 2007	565,692	$22.56
Granted	110,356	2.57
Exercised	—	—
Forfeited (unvested shares)	(19,023)	4.80
Expired (vested shares)	(73,874)	20.73

Options outstanding at May 31, 2008	583,151	$19.59

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at May 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 5.00	128,557	9.6	$2.82	12,542	$3.42
5.01 - 10.00	133,930	6.8	8.12	105,402	8.18
10.01 - 15.00	19,503	4.1	12.41	18,884	12.45
15.01 - 20.00	31,419	2.0	16.75	31,419	16.75
20.01 - 25.00	58,128	3.7	21.62	58,128	21.62
25.01 - 30.00	34,002	3.1	28.15	34,002	28.15
30.01 - 40.00	73,935	4.9	34.46	73,935	34.46
40.01 - 50.00	101,723	3.7	42.57	101,723	42.57
50.01 - 60.00	1,528	1.9	55.02	1,528	55.02
60.01 - 83.13	426	1.8	70.04	426	70.04

	583,151	5.7	$19.59	437,989	$24.82

The aggregate intrinsic value of options outstanding and exercisable at May 31, 2008 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s ending stock price of $1.81 on May 31, 2008. The weighted-average remaining contractual term for exercisable options is 4.7 years. There were no stock option exercises for the six months ended May 31, 2008.

A summary of the Company’s unvested stock options as of May 31, 2008 and changes during the six months ended May 31, 2008, were as follows:

	Number of options	Weighted-average grant date fair value
Unvested stock options at November 30, 2007	74,706	$4.00
Granted	110,356	1.53
Vested	(20,877)	3.66
Forfeited	(19,023)	2.95

Unvested stock options at May 31, 2008	145,162	$2.31

On January 24, 2007, the Company granted 6,000 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of stock options and cash compensation, at a grant date fair value of $49,000 ($8.12 per share). These shares vest in six equal monthly installments, beginning on January 24, 2007. On August 28, 2007, the Company granted 21,429 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $63,000 ($2.94 per share). These shares vest in twelve equal monthly installments, beginning on September 28, 2007.

On January 24, 2007, the Company granted 47,857 restricted shares to its Executive Officers under the 2004 Plan at a grant date fair value of $389,000 ($8.12 per share). These restricted shares vest in two equal installments on January 24, 2009 and on January 24, 2012. On January 23, 2008, the Company granted 147,853 restricted shares to its Executive Officers under the 2004 Plan at a grant date fair value of $383,000 ($2.59 per share). These restricted shares vest in two equal installments on January 23, 2010 and on January 23, 2013.

A summary of the Company’s unvested restricted stock grants as of May 31, 2008 and changes during the six months ended May 31, 2008, were as follows:

	Number of shares	Weighted-average grant date fair value
Unvested restricted stock grants at November 30, 2007	58,209	$6.69
Granted	147,853	2.59
Vested	(10,710)	2.94
Forfeited	—	—

Unvested restricted stock grants at May 31, 2008	195,352	$3.79

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant.

As of May 31, 2008, there was $703,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. The following potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended May 31, 2008 and 2007, respectively, as their effect was antidilutive (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Stock options	664	731	662	717
Restricted stock	—	—	—	—
Convertible notes	652	652	652	652

Total	1,316	1,383	1,314	1,369

2.	Geographic and Customer Information

Significant Customers

For the three months ended May 31, 2008, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales. During the six months ended May 31, 2008, the Company had one individual customer that exceeded 10% of total net sales. The net revenues from this Eastern European hospital purchaser totaled $1,345,000. For the three and six months ended May 31, 2007, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

Geographic Information

Net sales for domestic and international customers, based upon customer location, for the three and six months ended May 31, 2008 and 2007, respectively, were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
United Sates	$5,398	$4,673	$8,815	$8,895
International	782	707	3,127	1,212

Total consolidated net sales	$6,180	$5,380	$11,942	$10,107

Net long-lived assets by geographic area at May 31, 2008 and November 30, 2007 were as follows (in thousands):

	May 31, 2008	November 30, 2007
United States	$911	$867
Europe	3,591	3,497

Net long-lived assets (1)	$4,502	$4,364

(1)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

3.	Long-Term Receivables

The Company primarily relies on third party financing and normal trade accounts receivable terms for its domestic equipment sales, however, the Company has, on occasion provided its customers in-house financing with maturities ranging from 24 to 60 months. When collectability is reasonably assured, revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement and interest income is deferred and recognized on a monthly basis over the term of the contract. For the three months ended May 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.3% and 1.5% of total net sales, respectively. For the six months ended May 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.0% and 2.2% of total net sales, respectively. The long-term receivables resulting from internal financing are collateralized by the individual BioZ® systems sold.

Long-term receivables consist of the following at May 31, 2008 and November 30, 2007 (in thousands):

	May 31, 2008	November 30, 2007
Long-term receivables, net of deferred interest	$590	$731
Less allowance for doubtful long-term receivables	(88)	(110)

	502	621
Less current portion of long-term receivables	(256)	(312)

Long-term receivables, net	$246	$309

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)	May 31, 2008	November 30, 2007
Land	—	$109	$104
Buildings and improvements	5 -35	1,693	1,646
Computer software and equipment	3 - 5	1,032	1,042
Manufacturing, lab equipment and fixtures	3 -20	438	435
Office furniture and equipment	3 - 8	343	342
Sales equipment and exhibit booth	2 - 5	883	639
Auto	5	23	23

		4,521	4,231
Accumulated depreciation		(2,556)	(2,349)

Property, plant and equipment, net		$1,965	$1,882

At May 31, 2008 and November 30, 2007, the Company had $840,000 and $597,000, respectively, of demonstration units which had previously been classified as inventory and are now classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

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

In the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and intangible assets. Based on this analysis, there was no impairment of goodwill or intangible assets at November 30, 2007. In addition to the annual review, an interim review is required if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill at May 31, 2008 and November 30, 2007 relates to our Medis subsidiary. Goodwill is recorded on the books of our subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period.

The Company recorded $64,000 and $85,000 of amortization expense relating to continuing operations during the six months ended May 31, 2008 and 2007, respectively. Estimated remaining amortization expense for the years ending November 30 is as follows:

2008	$61,000
2009	$41,000
2010	$8,000
2011	$6,000
2012	$4,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	May 31, 2008			November 30, 2007
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	$507	$(426)	$81	$483	$(355)	$128
Patents	5	155	(116)	39	155	(104)	51

		$662	$(542)	$120	$638	$(459)	$179

6.	Guarantees

Product Warranties

The Company warrants that its stand-alone BioZ Systems will be free from defects for a period of 60 months (BioZ Dx®) and 12 months (BioZ Monitors) from the date of shipment on each new system sold in the United States, 12 months on factory certified/refurbished or demonstration systems and 13 months on systems sold by CardioDynamics or Medis internationally. Additional years of warranty may be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to the Company’s warranty provision for the six months ended May 31, 2008 and the year ended November 30, 2007 (in thousands):

	Six Months Ended May 31, 2008	Year Ended November 30, 2007
Beginning balance	$441	$402
Provision for warranties issued	36	149
Warranty expenditures incurred	(30)	(100)
Adjustments and expirations	5	(10)

Ending balance	$452	$441

Reimbursement

In 2007, the Company expanded a previous sales promotion which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be remote.

7.	Financing Agreements

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at May 31, 2008 of $472,000 (€304,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit, due to expire in June 2008 and June 2009, are secured by a certificate of deposit in the face amount of $470,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Also in connection with the acquisition of Medis in 2004, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank. Under the terms of the loan agreement, the loans are secured by a pledge of the building with a carrying value of €760,000 ($1,180,000) as of May 31, 2008. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011 and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 6.1% through July 30, 2011 and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021 (see Note 8).

8.	Long-term Debt

On April 11, 2006, the Company issued $5.25 million of subordinated convertible debt securities (“Convertible Notes”). The three-year Convertible Notes, originally due in 2009, bear interest at an annual rate of 8%, and are convertible into common stock at a post-split price of $8.05 per share. In connection with the sale of the Convertible Notes, the Company entered into a securities purchase agreement with the purchasers of the Convertible Notes. Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement on Form S-3, which became effective on May 31, 2006, and has kept such registration statement effective beyond the April 11, 2008 date specified in the agreement.

The Convertible Notes were assessed under SFAS 133 and management determined that the conversion option represented an embedded derivative liability. Under the terms of the Convertible Notes, the conversion price of the debt can be adjusted if the Company subsequently issues common stock at a lower price. The Company evaluated the capital resource options available to the

Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require the Company to deliver more shares than are authorized. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS 133, embedded derivative instruments, unless certain conditions are met, require revaluation at the end of each reporting period. In accordance with this standard the embedded conversion option of the Convertible Notes was revalued each period end using a binomial option pricing model. The change in fair value was reflected as a gain or loss each period. The primary factor impacting the fair value was the market value of the Company’s common shares.

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

On November 29, 2006, the Company entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes from April 11, 2009 to April 11, 2011, however it also added a put option under which the holders may elect to be repaid up to the full $5.25 million, plus accrued interest on April 11, 2009, and eliminated certain language that previously resulted in the inability to fix the number of shares issuable upon conversion causing the embedded conversion feature to be subject to SFAS 133. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity.

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

The Company performed the debt modification/extinguishment present value of the remaining cash flow calculations in accordance with EITF 96-19 and, because of the three-year put option, the amendments did not result in a greater than 10% change in the carrying value of the original debt instrument immediately prior to the modification and therefore debt extinguishment accounting does not apply. Accordingly, a new effective interest rate was determined as of the amendment date, based on the carrying amount of the original debt instrument and the revised cash flows. As a result of the modification, the change in fair value of the embedded conversion option of $449,000 was recorded as an additional discount on the Convertible Notes. The remaining discount will be accreted using the effective interest method up to the face value over the new extended term of the notes payable.

The Company recorded accretion of $244,000 and $210,000 for the six months ended May 31, 2008 and 2007, respectively, related to the Convertible Notes. For each of the six months ended May 31, 2008 and 2007, interest expense on the Convertible Notes was $211,000 and $209,000, respectively.

The amount recorded on the balance sheet at May 31, 2008 has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2007	$3,217
Accretion expense	244

Convertible notes carrying value at May 31, 2008	$3,461

Long-term debt consists of the following (in thousands):

	May 31, 2008	November 30, 2007
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(1,789)	(2,033)
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 6.1% (matures in 2021) (See Note 7)	413	405
Capital leases	21	29

Long-term debt	3,895	3,651
Less current portion	(3,493)	(32)

Long-term debt, less current portion	$402	$3,619

Future maturities of long-term debt at May 31, 2008 are as follows (in thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long-Term Debt
2008(a)	$20	$(1)	$19
2009(b)	38	(1)	37
2010	23	—	23
2011(b)	5,273	—	5,273
2012	23	—	23
Thereafter	309	—	309

Total	$5,686	$(2)	$5,684

(a)	For the remaining six months of Fiscal 2008.

(b)	The holders of the $5.25 million Convertible Notes have the option to be repaid on April 11, 2009.

9.	Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
Net loss as reported	$(732)	$(13,030)	$(2,220)	$(14,692)
Foreign currency translation adjustments	130	87	212	63

Total other comprehensive loss	$(602)	$(12,943)	$(2,008)	$(14,629)

10.	Taxes

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

11.	Income (Loss) from Discontinued Operations, Net of Income Tax

On June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics would sell its Vermed subsidiary based in Bellows Falls, Vermont to MDP, an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a five-year ICG sensor manufacturing and product pricing agreement with Vermed. Pricing is not considered beneficial or detrimental to the Company. The prior year results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The following table summarizes the financial activities for our discontinued operations during the three and six months ended May 31, 2008 and 2007, respectively (unaudited - in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Net sales	$—	$2,710	$—	$5,194
Cost of sales	—	1,795	—	3,533

Gross margin	—	915	—	1,661
Operating expenses:
Research and development	—	86	—	177
Selling and marketing	—	352	—	646
General and administrative	—	186	(127)	459
Amortization of intangible assets	—	96	—	193
Impairment of intangible assets	—	11,300	—	11,300

Total operating expenses (income)	—	12,020	(127)	12,775

Income (loss) from operations	—	(11,105)	127	(11,114)

Other income	—	3	—	5

Income (loss) from discontinued operations, net of income tax	$—	$(11,102)	$127	$(11,109)

12.	Commitments and Contingencies

Letters of Credit

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at May 31, 2008 of $472,000 (€304,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit due to expire in June 2008 and June 2009 are secured by a certificates of deposit of $470,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Operating Leases

In March 2005, the Company amended the operating lease for its 33,000 square-foot facility in San Diego, California, to extend the term of the lease to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for building improvements. The lease payment on the original 18,000 square-feet of the facility were $20,000 per month through July 31, 2007, and increased to $22,000 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the 15,000 square-foot expansion space commenced on November 1, 2004, at $7,000 per month and then increased to $14,000 per month on November 1, 2005 with a 3% annual increase on each anniversary thereafter. The total future lease commitments on the amended lease through December 31, 2009, approximate $928,000.

The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the lease period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $230,000 as of May 31, 2008 and is recorded as deferred rent.

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

Change of Control Agreements

The Company has Change of Control Agreements (the “Agreement”) with certain members of management. Under the Agreements, each individual is entitled to certain benefits if the Company terminates his or her employment without cause, or if an involuntary termination occurs, within 24 months after a change of control. The maximum contingent payments under the Agreements, as of May 31, 2008, were $2,266,000.

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

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2007. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2007 in which we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

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

On May 8, 2008, our shareholder’s approved a one-for-seven reverse stock split, which became effective on May 9, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended May 31, 2008 and May 31, 2007)

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

Following is a summary of several key financial results in our second quarter of 2008 as compared with the second quarter of 2007, as well as some important milestones we achieved during the second quarter:

•	Net sales increased 15% to $6.2 million, up from $5.4 million

•	ICG sensor revenue increased 1% to $1.7 million, or 28% of net sales

•	ICG monitor sales totaled 217 units, up 11% from 196 ICG monitors sold in the second quarter of 2007

•	Gross profit margin was 71%, up from 63% in the second quarter of 2007

•	Loss from operations was reduced 68% to $476,000 from $1,470,000

•	Net loss was $732,000, or $0.10 per share, down from $13.0 million, or $1.86 per share, (including discontinued operations)

•	Cash, equivalents and short-term investments of $6.9 million at May 31, 2008, up from $2.7 million at May 31, 2007

•	Net operating cash used in continuing operations was $490,000, down 43% from $860,000

Additional key operating milestones for the second quarter of 2008:

•	Released significant ICG study demonstrating nearly three times the national average blood pressure control rates at the American Society for Hypertension Annual Scientific meeting

•	Over 8,200 ICG monitors and modules sold to date, up 12% from 7,300 one year ago

•	Shareholders approved one-for-seven reverse stock split and we regained compliance with Nasdaq listing requirements

Operating Segments

For the past three years, our business has had two operating segments, the ICG segment and the ECG segment. However, on August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont, to MDP. The sale of Vermed allows us to focus resources on our proprietary ICG business, which we believe holds the highest growth potential, while maintaining a long-term supply relationship with MDP for ICG sensors. Upon the completion of the sale of Vermed, we now report as one operating segment, as defined in Financial Accounting Standards Board No. 131, and the results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

We derive most of our revenue from the sale of our ICG devices but also sell the associated disposable ICG sensors, which are consumed each time an ICG test is performed. For the three months ending May 31, 2008, 28% of our revenue came from our disposable ICG sensors. ICG sensor revenue, as a percentage of net sales, has grown from 6% in 2000, to a high of 31% in 2007. We have now shipped nearly 6.7 million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998. We employ a workforce of clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems.

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

Net Sales – Net sales for the three months ended May 31, 2008 were $6,180,000, up 15% from $5,380,000 for the three months ended May 31, 2007. ICG device sales increased 11% to 217 units, up from a total of 196 units in second quarter of 2007. Of the 217 ICG units sold, 80 were ICG Modules and 137 were stand-alone ICG monitors, including 108 BioZ Dx systems, 14 BioZ monitors, and 15 Medis ICG monitors. In addition to our unit sales growth, we experienced an 8% increase in the average unit sales price of our domestic ICG Monitors compared with the second quarter of 2007. This increase in average unit selling price is principally due to a proportionately greater number of our higher priced BioZ Dx systems placed during the second quarter of 2008, as compared to the second quarter of 2007.

Net sales for the six months ended May 31, 2008 were $11,942,000, up 18% from $10,107,000 for the six months ended May 31, 2007. The sales growth for the six months ended May 31, 2008, was primarily driven by record sales from our Medis subsidiary, which accounted for $2,578,000 of sales in the first half of 2008, up from $932,000 in the first half of 2007. Total ICG device sales increased 45% to 483 units, up from a total of 334 units in first six months of 2007. Of the 483 ICG units sold, 132 were ICG Modules and 351 were stand-alone ICG monitors, including 170 BioZ Dx systems, 20 BioZ monitors, and 161 Medis ICG monitors.

Net sales for the three months ended May 31, 2008 by our domestic direct sales force, which targets physician offices and hospitals, increased 17% to $5,282,000, from $4,532,000 in the same quarter last year. Sales headcount totaled 70 associates at May 31, 2008, including 38 U.S. territory managers and 24 clinical application specialists, up from 68 sales associates at May 31, 2007.

For the three months ended May 31, 2008, international and new market sales increased by $75,000 or 11% to $782,000 from $707,000 in the same period last year, primarily due to increased new market revenue from pharmaceutical companies. For the six months ended May 31, 2008, international and new market sales increased by $1,915,000 or 158% to $3,127,000 from $1,212,000 during the first six months of 2007. The increase during the first six months of 2008 was primarily due to fulfillment of a large order for Niccomo ICG Monitors from an Eastern European hospital purchaser shipped by our Medis subsidiary in the first quarter of 2008. Additionally, the Instituto de Salud del Estado de Mexico, the hospital network of the state of Mexico within the country of Mexico, also purchased over $200,000 of Niccomo monitors during the first quarter of 2008.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 1% in the three months ended May 31, 2008 to $1,711,000, representing 28% of consolidated net sales, up from $1,691,000 or 31% of consolidated net sales in the same quarter last year. For the six months ended May 31, 2008, sensor revenue also increased 1%, to $3,212,000, representing 27% of consolidated net sales, up from $3,179,000, or 31% of consolidated net sales, in the same period last year.

Continued sensor revenue growth in the future, to some degree, will be based upon the success of our CAS team’s focused customer service efforts and increased use of the BioZ Assessment Process (“BAP”), which assists physician offices in appropriately identifying patients who are symptomatic and for whom the physician would benefit by having BioZ data for clinical assessment. To date, there are approximately 2,800 offices that have initiated the BAP into assessment of patients. We believe that successful integration of BAP into physician practices will result in proper utilization and sensor revenue growth. In addition, we offer a Discount Sensor Program to our domestic outpatient customers, which includes considerable discounts and a fixed price on sensor purchases in exchange for minimum monthly sensor purchase commitments.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $177,000 and $205,000 for the three months ended May 31, 2008 and 2007, respectively. For the six months ended May 31, 2008 and 2007, revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems was $282,000 and $334,000, respectively.

Stock-Based Compensation Expense – Stock-based compensation expense for the three months ended May 31, 2008 was $97,000, as compared with $90,000 for the three months ended May 31, 2007. Stock-based compensation expense for the six months ended May 31, 2008 was $181,000, as compared with $185,000 for the six months ended May 31, 2007. Note 1 to the Consolidated Financial Statements breaks out the individual operating expense line item amounts.

Gross Margin – Gross margin for the three months ended May 31, 2008 and 2007 was $4,408,000 and $3,414,000, respectively, an increase of $994,000 or 29%. The second quarter 2008 increase was the result of higher sales volume. As a percentage of net sales, gross margin in the second quarter of 2008 was 71%, up from 63% from the same quarter last year. The increased percentage during the second quarter of 2008 was a result of 10% higher net average unit selling prices and lower expenses related to provision for excess, slow moving or obsolete inventory. Obsolescence expense was $57,000 for the three months ended May 31, 2008, as compared to $221,000 for the same period a year ago. Gross margins were also positively impacted by a $134,000 reduction in allocated indirect manufacturing costs as a result of improved manufacturing efficiencies.

Gross margin for the six months ended May 31, 2008 and 2007 was $8,395,000 and $6,921,000, respectively, an increase of $1,474,000 or 21%. As a percentage of net sales, gross margin in the first six months of 2008 was 70%, up from 68% from the same period last year. The increase during the first six months of 2008 was principally a result of lower material overhead rates resulting from a $268,000 reduction in allocated indirect manufacturing costs and an 11% increase in the average BioZ unit sales price. This was partially offset by a $67,000 increase in expenses related to provisions for excess, slow moving or obsolete inventory.

Research and Development Expenses – We invested $370,000 and $454,000 in research and development for the three months ended May 31, 2008 and 2007, respectively. For the six months ended May 31, 2008 and 2007, we invested $684,000 and $897,000, respectively, in research and development. The reductions in the 2008 periods are primarily due to lower personnel and related expenses as part of our ongoing cost containment focus in support of our plan to regain profitability.

Selling and Marketing Expenses – Selling and marketing expenses increased by $41,000 or 1% to $3,721,000 during the three months ended May 31, 2008, as compared with $3,680,000 in the comparable quarter last year. The second quarter increase is primarily due to $60,000 of depreciation related to long-term demonstration equipment capitalized after the second quarter of 2007, $94,000 of bad debt expense write-off’s, and $136,000 higher shared services department allocations. These increases were mostly offset by $90,000 of lower clinical study costs, $68,000 of lower personnel and related costs and $43,000 of lower product marketing expenses.

Selling and marketing expenses for the six months ended May 31, 2008, were $7,443,000, an increase of $319,000 or 4%, as compared to $7,124,000 during the six months ended May 31, 2008. The increase during the six months ended May 31, 2008, is primarily due to $148,000 of increased commissions, as a result of higher sales levels, $120,000 of depreciation related to long-term demonstration equipment and $142,000 of higher shared services department allocations. These were partially offset by $93,000 of lower clinical study costs and $77,000 of lower product marketing expenses.

As a percentage of net sales, selling and marketing expenses decreased to 60% for the three months ended May 31, 2008, as compared with 68% for the same quarter last year. For the six months ended May 31, 2008, selling and marketing expenses, as a percentage of net sales, decreased to 62%, as compared with 70% for the six months ended May 31, 2007. The decreased percentage of selling and marketing expenses to net sales in the current three and six month periods is due primarily to increased productivity of our domestic sales force and a large sale to an Eastern European hospital purchaser, which had lower incremental selling costs associated with the transaction, during the first quarter of 2008.

General and Administrative Expenses – General and administrative expenses for the second quarter of 2008 were $761,000, up $41,000 or 6% from $720,000 for the same quarter last year. The increase in the current quarter is primarily due to $73,000 of incremental bad debt expense provision and $52,000 of higher investor relations expenses, principally relating to our one-for-seven reverse stock split and related efforts directed at retaining our Nasdaq listing. These were partially offset by $74,000 of lower personnel and related expenses. As a percentage of net sales, general and administrative expenses for the quarter ended May 31, 2008 were 12%, down from 13% for the quarter ended May 31, 2007.

General and administrative expenses for the first six months of 2008 were $1,532,000, down $133,000, or 8%, from $1,665,000 for the same quarter last year. The decrease in the first half of 2008 is due to lower personnel and related costs and lower accounting fees, principally because we are temporarily exempt from being required to obtain a third party audit of our internal controls over financial reporting during the fiscal 2008 period. As a percentage of net sales, general and administrative expenses for the six months ended May 31, 2008 and 2007, were 13% and 16%, respectively.

Amortization of Intangible Assets – For the three months ended May 31, 2008, amortization expense was $32,000, compared with $30,000 for the same period in fiscal 2007. For the six months ended May 31, 2008, amortization expense was $64,000, down from $85,000 in the first six months of 2007. The decrease in the first six months of 2008 was principally due to a one time acceleration of previously capitalized patent fees, recorded in the first quarter of 2007.

Other Income (Expense) – Interest income during the three months ended May 31, 2008 and 2007 was $62,000 and $52,000, respectively. Interest income during the six months ended May 31, 2008 and 2007 was $140,000 and $123,000, respectively. The increase in interest income during each of the 2008 periods is due to higher average cash balances. These higher average cash balances have been partially offset by lower interest rates and fewer internally financed receivables in 2008.

Interest expense was $241,000 and $269,000 in the quarters ended May 31, 2008 and 2007, respectively. For the six month periods ended May 31, 2008 and 2007, interest expense was $475,000 and $535,000, respectively. The reduction in interest expense during 2008 is principally due to the retirement of our bank debt on August 31, 2007, partially offset by higher additional accretion under the effective interest method on our convertible notes.

Foreign currency translation losses for the quarter ended May 31, 2008, were $13,000, down from $29,000 for the quarter ended May 31, 2007. For the first half of 2008, foreign currency translation losses were $24,000, down from $37,000 for the same period in 2007. Foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect on the last day of each reporting period.

Minority Interest in Income of Subsidiary – For the three months ended May 31, 2008 we recorded minority interest in the income of our Medis subsidiary, which represents the 20% minority share retained by the sellers, of $11,000, as compared with $21,000 for the three months ended May 31, 2007. For the six months ended May 31, 2008, we recorded minority interest in the income of our Medis subsidiary of $145,000, as compared to $35,000 for the six months ended May 31, 2007. The increase during the first six months of 2008 is the result of the significantly higher income earned during the period by our Medis subsidiary, largely related to the large Eastern European hospital and Mexico shipments recorded during the first quarter of 2008.

Income Tax Provision – For the quarter ended May 31, 2008, we recorded a tax provision of $53,000, down from $196,000 for the same quarter in 2007. In each of the reported periods, the tax provisions are based on estimated foreign taxes and estimated minimum U.S. income and franchise taxes. The second quarter of 2007 includes a $120,000 tax provision related to the deferred tax liability created by tax amortization associated with the goodwill of our former Vermed subsidiary. Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses. However, because foreign income is not shielded by our deferred tax assets, we record a tax provision based on estimated foreign taxes resulting from the income earned by our Medis subsidiary during the period.

For the six months ended May 31, 2008, we recorded a tax provision of $516,000, as compared with $250,000 for the six months ended May 31, 2007. In each of the six month periods, the tax provision is based upon estimated foreign taxes and estimated minimum U.S. income and franchise taxes. The increase during the first six months of 2008 is the result of the significantly higher income earned during the period by our Medis subsidiary on large Eastern European hospital and Mexico shipments recorded during the first quarter of 2008. The second quarter of 2007, also includes $120,000 of tax provision related to the deferred tax liability created by tax amortization associated with goodwill of our former Vermed subsidiary. This provision was reversed upon the close of the sale of Vermed at the end of our fiscal third quarter ending August 31, 2007.

Income (Loss) from Discontinued Operations, Net of Income Tax – In last year’s quarter ended May 31, 2007, we recorded a loss from discontinued operations, net of tax of $11,102,000. The loss during the period primarily related to an $11.3 million charge to write down the goodwill of our former Vermed subsidiary. There was no discontinued operations activity during the quarter ended May 31, 2008, as we did not incur any expenses relating to the completion of the disposition of this subsidiary.

For the six months ended May 31, 2008, we recorded income from discontinued operations, net of tax of $127,000, compared with a loss from discontinued operations, net of tax of $11,109,000 in the same period last year. The income reported during the first six months of 2008 is due to the release of estimated previously accrued expenses related to the sale of our former Vermed subsidiary since we do not expect to incur any additional expenses associated with the disposition of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in continuing operations for the six months ended May 31, 2008 was $1,278,000, down from $1,605,000 in the same period last year. Including discontinued operations, net cash provided by operating activities was $14,000 during the first six months of 2007. From an operating cash flow perspective, our net loss of $1,328,000 in the first six months of 2008 included non-cash charges, including provision of $443,000 for doubtful accounts receivable, $244,000 for depreciation, $244,000 for accretion of discount on convertible notes and $181,000 for stock-based compensation expense, none of which effect cash flow. The largest use of operating cash in the first half of 2008, is related to a prepaid customer deposit received in the fourth quarter of 2007, associated with a large sale to an Eastern European hospital purchaser that shipped in the first quarter of 2008. Going forward, operating cash use is projected to continue in the near term, but return to positive operating cash flow by the fourth quarter of 2008.

In the first six months of 2008, net cash used in investing activities from continuing operations was $35,000, down from net cash provided by investing activities from continuing operations $1,473,000 in the same period in 2007. Investing cash provided by continuing operations during the first six months of 2007, was principally due to the maturity of certificates of deposit of $1,510,000. The cash use in the first six months of 2008 was for purchases of property, plant and equipment totaling $35,000, as compared with $37,000 during the first six months of 2007. Most of the purchases in both periods relate to computer equipment. As we replace and upgrade our existing computer hardware and software and add additional sales personnel, we expect to continue to invest in new computer equipment in future periods, however, we believe that purchases of property, plant and equipment in future periods will not materially increase.

Net cash used in financing activities during the first six months of 2008 was $219,000, down from $368,000 in the first six months of 2007. The principal difference between the periods was payments made on our former bank debt during the 2007 period. This bank debt was repaid from the proceeds of the sale of Vermed and subsequently terminated on August 31, 2007.

On April 11, 2006, we issued $5.25 million of Convertible Notes to our largest institutional shareholder. The Convertible Notes, originally due in 2009, are convertible into common stock at $8.05 per share. The Convertible Notes were determined to contain an embedded derivative liability because the conversion price of the debt could be adjusted if we issued common stock at a lower price. We evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require us to deliver more shares than are authorized. Under the rules, this required us to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The proceeds received on issuance of the Convertible Notes were allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the Convertible Notes being recorded at a significant discount from their face amount.

On November 29, 2006, we entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes to April 2011, added a put option under which the holders may elect to be repaid in April 2009, and eliminated the embedded derivative instrument by revising the anti-dilution language. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity. The holders of the Convertible Notes are required to notify us in writing no later than January 11, 2009, in order to exercise their put option to be repaid on April 11, 2009. As a result of this possible election, we have classified the Convertible Notes, net of the remaining discount, as a current liability on our balance sheet. If all of the holders of the Convertible Notes elect to be repaid on April 11, 2009, we would be responsible for the repayment of $5.25 million, plus accrued interest up to the repayment date and the remaining discount would be amortized, on a pro-rata basis, between the time of the notification and the repayment date of April 11, 2009.

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of May 31, 2008, our outstanding letters of credit totaled $472,000 (€304,000), which are secured by certificates of deposit.

At May 31, 2008, we have net operating loss carryforwards of approximately $52 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and management’s consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

In March of 2008, our Board of Directors approved a resolution proposing a reverse split of one-for-seven shares of our common stock and reduce proportionately the number of authorized shares of our common and preferred stock. The Board of Directors authorized the reverse stock split to reduce the number of outstanding shares with the expectation that each share will trade at a higher price. In April 2007, we received a Nasdaq Staff Deficiency Letter from the Listing Qualifications Department indicating that our common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because our common stock closed below $1.00 per share for 30 consecutive trading days. We were afforded 180 calendar days to regain compliance with the minimum bid requirement. Because our stock did not exceed the $1.00 minimum bid price for at least 10 consecutive business days within that 180 day period, we elected to transfer our common stock from the Nasdaq Global Market to the Nasdaq Capital Market in October 2007. At that time, we were granted a second 180 calendar days, or through mid-April 2008, to regain compliance while listed on the Nasdaq Capital Market. On May 8, 2008, the shareholders approved the one-for-seven reverse stock split. On May 9, 2008, our common stock began trading on a split-adjusted basis and has, since then, traded in excess of the $1.00 minimum bid price. On May 23, 2008, the Company received notification from Nasdaq that it had regained compliance with the listing requirements.

We believe that over the next 12 months, our current cash and cash equivalent balances will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements even if the holders of our $5.25 million convertible notes elect to exercise their April 2009 early repayment option. While we believe that we are adequately capitalized, our long-term liquidity will depend to some extent on our ability to commercialize the BioZ and other products and whether the holders of our $5.25 million convertible notes elect to exercise their April 2009 early repayment option provided under the terms of the notes. Therefore, we may attempt to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements. In addition, we may seek ways to maximize shareholder value including appropriate acquisition, restructuring or divestiture opportunities. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are required to adopt the pronouncement in our first quarter of our fiscal 2009. We have not determined the impact, if any, the adoption of this FSP will have on our financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not determined the impact, if any, the adoption of APB 14-1 will have on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning in fiscal 2010. The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. We believe that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in our first quarter of fiscal 2009. We have not determined the impact, if any, the adoption of SFAS 160 will have on our financial position and results of operations, but do not expect that the impact would be material.

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

Revenue Recognition

We recognize revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance.

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

We also occasionally sell products under long-term financing arrangements, and when collectability is reasonably assured, we recognize the present value of the minimum payments as revenue, based on the interest rate implicit in the financing agreement. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. For the three months ended May 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.3% and 1.5% of total net sales. For the six months ended May 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.0% and 2.2% of total net sales. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. For the six months ended May 31, 2008 and 2007, revenue from extended warranty contracts accounted for approximately 0.7% and 1.0% of total net sales.

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

Accounts Receivable

We provide allowances against trade receivables and notes receivable for estimated losses resulting from customers’ inability to pay. The adequacy of this allowance is determined by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, note receivable payments, and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required. Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to product sales. We analyze the rate of historical returns when evaluating the adequacy for product returns which is recorded as a reduction of current period revenue.

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

Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations will affect enterprise value from period to period. Impairment testing indicated that the estimated fair value of our Medis subsidiary exceeded its corresponding carrying amount, as such, no impairment exists as of May 31, 2008 and November 30, 2007.

Warranty Cost

We record a provision for warranty repairs on all BioZ systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized. The warranty provision is calculated using historical data to determine the percentage of systems that may require repairs during the warranty period and the average parts cost to repair a system. This financial model is then used to calculate the future probable expenses related to warranty and the required warranty provision. The historical data used in this model are reviewed and updated as circumstances change over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

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

Foreign Currency Translation

Foreign currency translation adjustments are a result of translating assets and liabilities of our foreign subsidiary from its functional currency into the reporting currency, U.S. dollars, using the period-end exchange rate. The average exchange rate of each reporting period is used to translate revenue and expenses. The cumulative translation adjustments are included in accumulated other comprehensive income reported as a separate component of shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

We have made no changes in our internal control over financial reporting in connection with our quarter ended May 31, 2008 internal control testing and evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2008 Annual Meeting of Shareholders held on May 8, 2008, the shareholders voted on the following proposals. Each such proposal was approved.

Proposal 1: To elect a Board of Directors for the following year. The balloting for the directors was as follows:

	Votes For	Votes Against/ Withheld	Votes Abstained/ Non-Votes
James C. Gilstrap	40,878,369	5,841,406	0
Robert W. Keith	41,023,358	5,696,417	0
Richard O. Martin	40,994,410	5,725,365	0
B. Lynne Parshall	41,018,525	5,701,250	0
Michael K. Perry	40,804,237	5,915,538	0
Jay A. Warren	41,013,217	5,706,558	0

Proposal 2: To approve an amendment to our articles of incorporation to give effect to a one-for-seven reverse stock split of our common stock and to reduce proportionately the number of authorized shares. Of the shares voted, 40,496,710 shares were voted in favor of the ratification, 6,068,500 shares were voted against ratification, 154,563 shares abstained from voting and there were no broker non-votes.

Proposal 3: To ratify the Audit Committee’s selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2008. Of the shares voted, 42,952,165 shares were voted in favor of the ratification, 532,430 shares were voted against ratification, 3,235,175 shares abstained from voting and there were no broker non-votes.

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

CardioDynamics International Corporation

Date: July 15, 2008	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer (Principal Executive Officer)

Date: July 15, 2008	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)