Form 10-Q
period 2008-08-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2008-10-15
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2008

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

As of October 8, 2008, 7,223,120 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	August 31, 2008	November 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,079	$7,896
Cash and cash equivalents - restricted	249	466
Accounts receivable, net of allowances and sales returns of $1,078 at August 31, 2008 and $1,105 at November 30, 2007	3,861	4,475
Inventory, net	1,195	1,670
Current portion of long-term and installment receivables	223	340
Other current assets	335	317

Total current assets	11,942	15,164

Long-term receivables, net	241	309
Property, plant and equipment, net	1,808	1,882
Intangible assets, net	86	179
Goodwill	2,286	2,303
Other assets	30	30

Total assets	$16,393	$19,867

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts Payable	$1,298	$1,330
Accrued expenses and other current liabilities	453	573
Accrued compensation	1,467	1,532
Income taxes payable	372	164
Current portion of deferred revenue	94	201
Current portion of deferred rent	145	135
Current portion of deferred acquisition payments	213	210
Provision for warranty repairs - current	163	164
Current portion of long-term debt, net of discount	3,622	32
Customer deposits	58	1,279

Total current liabilities	7,885	5,620

Long-term portion of deferred revenue	173	51
Long-term portion of deferred rent	51	161
Long-term portion of deferred acquisition payments	-	210
Provision for warranty repairs - long-term	282	277
Long-term debt, less current portion, net of discount	373	3,619

Total long-term liabilities	879	4,318

Total liabilities	8,764	9,938

Minority interest	478	407
Commitments and contingencies (Note 12)	-	-
Shareholders’ equity:
Preferred stock, 2,571 shares authorized, no shares issued or outstanding at August 31, 2008 or November 30, 2007	-	-
Common stock, no par value, 14,286 shares authorized, 7,223 and 7,045 shares issued and outstanding at August 31, 2008 and November 30, 2007, respectively	64,930	64,634
Accumulated other comprehensive income	689	704
Accumulated deficit	(58,468)	(55,816)

Total shareholders’ equity	7,151	9,522

Total liabilities and shareholders’ equity	$16,393	$19,867

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net sales	$6,066	$5,591	$18,008	$15,699
Cost of sales	1,519	1,554	5,066	4,740

Gross margin	4,547	4,037	12,942	10,959
Operating expenses:
Research and development	386	420	1,070	1,317
Selling and marketing	3,669	3,977	11,112	11,101
General and administrative	714	772	2,246	2,437
Amortization of intangible assets	32	30	96	115

Total operating expenses	4,801	5,199	14,524	14,970

Loss from operations	(254)	(1,162)	(1,582)	(4,011)

Other income (expense):
Interest income	56	40	196	163
Interest expense	(243)	(269)	(718)	(804)
Foreign currency	12	(7)	(12)	(44)
Other, net	-	4	1	5

Other expense, net	(175)	(232)	(533)	(680)

Loss before taxes and minority interest	(429)	(1,394)	(2,115)	(4,691)
Minority interest in income of subsidiary	-	(11)	(145)	(45)
Income tax benefit (provision)	(3)	56	(519)	(195)

Loss from continuing operations	(432)	(1,349)	(2,779)	(4,931)
Income (loss) from discontinued operations, net of income tax	-	496	127	(10,614)

Net loss	$(432)	$(853)	$(2,652)	$(15,545)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.06)	$(0.19)	$(0.39)	$(0.70)

Income (loss) from discontinued operations	$-	$0.07	$0.02	$(1.52)

Net loss per share	$(0.06)	$(0.12)	$(0.37)	$(2.22)

Weighted-average number of shares used in per share calculation:
Basic and diluted	7,213	7,031	7,171	7,004

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Nine Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,652)	$(15,545)
(Income) loss from discontinued operations, net of income tax	(127)	10,614
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest in income of subsidiary	134	45
Depreciation	358	286
Amortization of intangible assets	96	115
Accretion of discount on convertible notes	373	321
Provision for warranty repairs	45	114
Provision for doubtful accounts and sales returns	513	791
Reduction in doubtful long-term receivables	(30)	(57)
Stock-based compensation expense	297	269
Other non-cash items, net	(42)	88
Changes in operating assets and liabilities
Accounts receivable	100	42
Inventory	227	1
Long-term and installment receivables	215	474
Other assets	(18)	(43)
Accounts payable	(33)	(328)
Accrued expenses and other current liabilities	(36)	(114)
Accrued compensation	(64)	309
Income taxes payable	211	(56)
Deferred revenue	15	(19)
Deferred rent	(100)	(79)
Customer deposits	(1,221)	-

Net cash used in continuing operations	(1,739)	(2,772)
Net cash provided by discontinued operations	-	1,924

Net cash used in by operating activities	(1,739)	(848)

Cash flows from investing activities:
Maturities of short-term investments	-	1,510
Purchases of property, plant and equipment	(52)	(44)

Net cash (used in) provided by investing activities - continuing operations	(52)	1,466
Investing cash used in discontinued operations	-	(336)
Proceeds from the sale of assets held for sale, net of cash sold	-	7,575

Net cash (used in) provided by investing activities	(52)	8,705

Cash flows from financing activities:
Restricted cash	217	(456)
Repayment of debt	(26)	(1,678)
Payment of deferred acquisition costs	(195)	(160)

Net cash used in financing activities - continuing operations	(4)	(2,294)
Financing cash used in discontinued operations	-	(46)

Net cash used in financing activities	(4)	(2,340)

Effect of exchange rate changes on cash and cash equivalents	(22)	13

Net (decrease) increase in cash and cash equivalents	(1,817)	5,530
Cash and cash equivalents at beginning of period	7,896	2,368

Cash and cash equivalents at end of period	$6,079	$7,898

Supplemental disclosures of cash flow information:
Interest paid	$247	$430

Income taxes paid	$313	$206

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

Basis of Presentation

The information contained in this report is unaudited, but in the Company’s opinion reflects all adjustments including normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of November 30, 2007 is derived from the November 30, 2007 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. The presentation of the results for the nine-months ended August 31, 2007 in our Consolidated Statement of Cash Flows has been modified to conform to the presentation used in our Form 10-K for the period ended November 30, 2007.

On May 8, 2008, our shareholders approved a one-for-seven reverse stock split of our common stock and proportionate reductions in the number of authorized shares of our common and preferred stock, which became effective on May 9, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

On August 31, 2007, CardioDynamics sold its Vermed subsidiary based in Bellows Falls, Vermont, to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The prior year results of Vermed are reported as discontinued operations within the Consolidated Statements of Operations and Cash Flows.

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2007 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended August 31, 2008 and cash flows for the nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2008.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This amendment was approved by the PCAOB on September 16, 2008. The adoption of this Standard is not expected to have a material impact on the results of operations or financial position of the Company.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and the Company anticipates adoption in the first quarter of fiscal 2010. The Company has not determined the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is required to adopt the pronouncement in the first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of this FSP will have on its financial position and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1. The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If applicable, the Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not determined the impact, if any, the adoption of APB 14-1 will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The Statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal years beginning after December 15,

2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

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

During the third quarter of 2008, certain executive officers of the Company voluntarily surrendered for cancellation a total of 251,047 previously granted stock options, including 86,143 of options granted outside of the 1995 and 2004 Plans, which had an exercise price far in excess of the current market price of the Company’s common stock. All of these shares were granted and had vested prior to the adoption of SFAS 123R. The surrender of these shares did not have any impact on stock-based compensation expense. These stock options had a weighted average strike price of $25.43 per share.

For the three months ended August 31, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations, including discontinued operations, was $115,000 and $69,000, respectively.

For the nine months ended August 31, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations, including discontinued operations, was $297,000 and $268,000, respectively, as follows (in thousands):

	Three Months Ended August 31		Nine Months Ended August 31
	2008	2007	2008	2007
Cost of sales	$4	$5	$11	$11
Research and development	11	7	28	18
Selling and marketing	24	25	50	75
General and administrative	76	47	208	165

	115	84	297	269
Income from discontinued operations, net of income tax	-	(15)	-	(1)

Total stock based compensation expense	$115	$69	$297	$268

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The variables used to measure fair value and the weighted-average fair value of options granted, using the Black-Scholes option pricing model, are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Weighted-average fair value of options granted	$1.00	$2.42	$1.45	$3.79
Expected volatility	66.4%	64.4%	64.5%	65.0%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.4%	4.7%	3.0%	4.7%
Expected term in years	5.8	6.1	5.8	5.8
Expected forfeiture rate	7.8%	8.6%	8.3%	8.7%

Expected Volatility - The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield - The Company has historically not paid, and currently does not anticipating paying, cash dividends on its common stock

Risk-free Interest Rate - The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years - The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Expected Forfeitures (unvested shares) and Expirations (vested shares) - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures, including expirations, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience

Stock based compensation charges are recognized using the straight-line method over the requisite service period.

Following is a summary of stock option activity under the Option Plans as of August 31, 2008 and changes during the nine months ended August 31, 2008:

	Number of options	Weighted-average exercise price
Options outstanding at November 30, 2007	565,692	$22.56
Granted	131,006	2.42
Exercised	-	-
Forfeited (unvested shares)	(27,000)	4.35
Expired (vested shares)	(266,194)	28.64

Options outstanding at August 31, 2008	403,504	$13.23

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at August 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 5.00	142,345	9.3	$2.65	20,203	$3.33
5.01 - 10.00	127,378	6.5	8.13	103,417	8.18
10.01 - 15.00	17,050	4.3	12.38	16,535	12.42
15.01 -20.00	12,176	3.5	18.09	12,176	18.09
20.01 - 25.00	24,038	2.8	22.32	24,038	22.32
25.01 - 30.00	14,652	3.9	27.84	14,652	27.84
30.01 - 40.00	36,516	4.3	34.27	36,516	34.27
40.01 - 50.00	27,679	3.4	43.32	27,679	43.32
50.01 - 60.00	1,244	2.0	54.93	1,244	54.93
60.01 - 83.13	426	1.5	70.04	426	70.04

	403,504	6.6	$13.23	256,886	$18.81

The aggregate intrinsic value of options outstanding and exercisable at August 31, 2008 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s closing stock price of $1.40 on August 31, 2008. The weighted-average remaining contractual term for exercisable options is 5.3 years. There were no stock option exercises for the nine months ended August 31, 2008.

A summary of the Company’s unvested stock options as of August 31, 2008 and changes during the nine months ended August 31, 2008, were as follows:

	Number of options	Weighted- average grant date fair value
Unvested stock options at November 30, 2007	74,706	$4.00
Granted	131,006	1.45
Vested	(32,094)	3.40
Forfeited	(27,000)	2.67

Unvested stock options at August 31, 2008	146,618	$2.10

On January 24, 2007, the Company granted 6,000 shares of restricted stock to its non-employee Directors under the 2004 Plan for board service at a grant date fair value of $49,000 ($8.12 per share). These restricted shares were granted in lieu of stock options or cash compensation and vest in six equal monthly installments, beginning on January 24, 2007. On August 28, 2007, the Company granted 21,429 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $63,000 ($2.94 per share). These shares vest in twelve equal monthly installments, beginning on September 28, 2007. On July 1, 2008, the Company granted 50,000 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $70,000 ($1.40 per share). These shares vest on June 30, 2009.

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

A summary of the Company’s unvested restricted stock grants as of August 31, 2008 and changes during the nine months ended August 31, 2008, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2007	58,209	$6.69
Granted	197,853	2.29
Vested	(18,927)	3.72
Forfeited	(19,999)	3.38

Unvested restricted stock grants at August 31, 2008	217,136	$3.24

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant.

As of August 31, 2008, there was $608,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The non-cash expense is expected to be recognized over a weighted-average period of 1.3 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. The following potentially dilutive instruments were not included in the diluted per share calculation for the three and nine months ended August 31, 2008 and 2007, respectively, as their effect was antidilutive (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Stock options	395	710	379	686
Restricted stock	-	-	-	-
Convertible notes	652	652	652	652

Total	1,047	1,362	1,031	1,338

2.	Geographic and Customer Information

Significant Customers

For the three and nine months ended August 31, 2008 and 2007, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

Geographic Information

Net sales for domestic and international customers, based upon customer location, for the three and nine months ended August 31, 2008 and 2007, respectively, were as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
United Sates	$5,376	$5,078	$14,178	$13,974
International	690	513	3,830	1,725

Total consolidated net sales	$6,066	$5,591	$18,008	$15,699

Net long-lived assets by geographic area at August 31, 2008 and November 30, 2007 were as follows (in thousands):

	August 31, 2008	November 30, 2007
United States	$812	$867
Europe	3,368	3,497

Net long-lived assets (1)	$4,180	$4,364

(1)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

3.	Long-Term Receivables

The Company primarily relies on third party financing and normal trade accounts receivable terms for its domestic equipment sales, however, the Company has, on occasion provided its customers in-house financing with maturities ranging from 12 to 60 months. When collectability is reasonably assured, revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement and interest income is deferred and recognized on a monthly basis over the term of the contract. For the three months ended August 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.3% and 2.0% of total net sales, respectively. For the nine months ended August 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.1% and 2.1% of total net sales, respectively. The long-term receivables resulting from internal financing are collateralized by the individual BioZ® systems sold.

Long-term receivables consist of the following at August 31, 2008 and November 30, 2007 (in thousands):

	August 31, 2008	November 30, 2007
Long-term receivables, net of deferred interest	$650	$731
Less: Allowance for doubtful long-term receivables	(190)	(110)

	460	621
Less: Current portion of long-term receivables	(219)	(312)

Long-term receivables, net	$241	$309

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	August 31, 2008	November 30, 2007
Land	-	$103	$104
Buildings and improvements	5 - 35	1,639	1,646
Computer software and equipment	3 - 5	1,001	1,042
Manufacturing, lab equipment and fixtures	3 - 20	439	435
Office furniture and equipment	3 - 8	341	342
Sales equipment and exhibit booth	2 - 5	886	639
Auto	5	23	23

		4,432	4,231
Accumulated depreciation		(2,624)	(2,349)

Property, plant and equipment, net		$1,808	$1,882

At August 31, 2008 and November 30, 2007, the Company had $843,000 and $597,000, respectively, of demonstration units which had previously been classified as inventory and are now classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

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

The goodwill at August 31, 2008 and November 30, 2007 relates to our Medis subsidiary. Goodwill is recorded on the books of our subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period. In the fourth quarter of 2007, the Company performed its annual impairment review of goodwill and intangible assets. Based on this analysis, there was no impairment of goodwill or intangible assets at November 30, 2007. In addition to the annual review, an interim review is required if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company recorded $96,000 and $115,000 of amortization expense relating to identifiable intangible assets included in continuing operations during the nine months ended August 31, 2008 and 2007, respectively. Estimated remaining amortization expense for the years ending November 30 is as follows:

2008	$29,000
2009	$39,000
2010	$8,000
2011	$6,000
2012	$4,000

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	August 31, 2008			November 30, 2007
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net

Developed technology	4 to 5	$480	$(428)	$52	$483	$(355)	$128
Patents	5	154	(120)	34	155	(104)	51

		$634	$(548)	$86	$638	$(459)	$179

6.	Guarantees

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

The following table summarizes information related to the Company’s warranty provision for the nine months ended August 31, 2008 and the year ended November 30, 2007 (in thousands):

	Nine Months Ended August 31, 2008	Year Ended November 30, 2007
Beginning balance	$441	$402
Provision for warranties issued	43	149
Warranty expenditures incurred	(45)	(100)
Adjustments and expirations	6	(10)

Ending balance	$445	$441

Reimbursement

In 2007, the Company expanded a previous sales promotion which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be remote.

7.	Financing Agreements

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at August 31, 2008 of $223,000 (€152,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit, due to expire in June 2009, are secured by a certificate of deposit in the face amount of $249,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Also in connection with the acquisition of Medis in 2004, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank. Under the terms of the loan agreement, the loans are secured by a pledge of the building with a carrying value of €760,000 ($1,116,000) as of August 31, 2008. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011, and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 6.1% through July 30, 2011 and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021

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

The Convertible Notes were assessed under SFAS 133 and management determined that the conversion option represented an embedded derivative liability. Under the terms of the Convertible Notes, the conversion price of the debt can be adjusted if the Company subsequently issues common stock at a lower price. The Company evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require the Company to deliver more shares than are authorized. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS 133, embedded derivative instruments, unless certain conditions are met, require revaluation at the end of each reporting period. In accordance with this Standard, the embedded conversion option of the Convertible Notes was revalued each period end using a binomial option pricing model. The change in fair value was reflected as a gain or loss each period. The primary factor impacting the fair value was the market value of the Company’s common shares.

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

On November 29, 2006, the Company entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes from April 11, 2009 to April 11, 2011, however it also added a put option under which the holders may elect to be repaid up to the full $5.25 million, plus accrued interest, on April 11, 2009, and eliminated certain language that previously resulted in the inability to fix the number of shares issuable upon conversion causing the embedded conversion feature to be subject to SFAS 133. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity. The holders of the Convertible Notes are required to notify us in writing no later than January 11, 2009, in order to exercise their put option to be repaid on April 11, 2009. As a result of this possible election, we have classified the Convertible Notes, net of the remaining discount, as a current liability on our balance sheet.

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

The Company evaluated the amendments under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” which requires that a substantial modification of terms be accounted for and reported in the same manner as an extinguishment. A substantial modification of a debt instrument is deemed to have been accomplished if the present value of the cash flows (including fair value of an embedded conversion option upon modification of a convertible debt instrument) under the terms of the new debt instrument is at least 10% different than the present value of the remaining cash flows under the terms of the original instrument. In addition, EITF 96-19 specifically requires that if the debt instrument is puttable, then the cash flow analysis is to be performed assuming exercise and non-exercise of the put option and that the assumption that generates the smaller change would be used as the basis for the 10% threshold.

The Company performed the debt modification/extinguishment present value cash flow calculations in accordance with EITF 96-19 and, because of the three-year put option, the amendments did not result in a greater than 10% change in the carrying value of the original debt instrument immediately prior to the modification and therefore debt extinguishment accounting does not apply. Accordingly, a new effective interest rate was determined as of the amendment date, based on the carrying amount of the original debt instrument and the revised cash flows. As a result of the modification, the change in fair value of the embedded conversion option of $449,000 was recorded as an additional discount on the Convertible Notes. The remaining discount will be accreted using the effective interest method up to the face value over the new extended term of the notes payable.

The Company recorded accretion of $373,000 and $321,000 for the nine months ended August 31, 2008 and 2007, respectively, related to the Convertible Notes. For each of the nine months ended August 31, 2008 and 2007, interest expense on the Convertible Notes was $316,000 and $315,000, respectively.

The amount recorded on the balance sheet at August 31, 2008 has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2007	$3,217
Accretion expense	373

Convertible notes carrying value at August 31, 2008	$3,590

Long-term debt consists of the following (in thousands):

	August 31, 2008	November 30, 2007

Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(1,661)	(2,033)
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 6.1% (matures in 2021) (See Note 7)	388	405
Capital leases	18	29

Long-term debt	3,995	3,651
Less current portion	(3,622)	(32)

Long-term debt, less current portion	$373	$3,619

Future maturities of long-term debt at August 31, 2008 are as follows (in thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long-Term Debt
2008(a)	$9	$(1)	$8
2009(b)	34	(1)	33
2010	20	-	20
2011(b)	5,270	-	5,270
2012	20	-	20
Thereafter	303	-	303

Total	$5,656	$(2)	$5,654

(a)  For the remaining three months of Fiscal 2008.

(b)  The holders of the $5.25 million Convertible Notes have the option to be repaid on April 11, 2009.

9.	Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
Net loss as reported	$(432)	$(853)	$(2,652)	$(15,545)
Foreign currency translation adjustments	(226)	66	(15)	129

Total other comprehensive loss	$(658)	$(787)	$(2,667)	$(15,416)

10.	Income Taxes

Effective at the beginning of the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

11.	Income (Loss) from Discontinued Operations, Net of Income Tax

On June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics would sell its Vermed subsidiary based in Bellows Falls, Vermont to MDP, an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a five-year ICG sensor manufacturing and product pricing agreement with Vermed. The pricing agreement is not considered beneficial or detrimental to the Company. The prior year results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The following table summarizes the financial activities for our discontinued operations during the three and nine months ended August 31, 2008 and 2007, respectively (unaudited - in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007

Net sales	$-	$2,689	$-	$7,882
Cost of sales	-	1,832	-	5,366

Gross margin	-	857	-	2,516

Operating expenses:
Research and development	-	74	-	251
Selling and marketing	-	304	-	950
General and administrative	-	183	(127)	643
Amortization of intangible assets	-	35	-	228
Impairment of intangible assets	-	(232)	-	11,068

Total operating expenses (income)	-	364	(127)	13,140

Income (loss) from operations	-	493	127	(10,624)

Other income	-	3	-	10

Income (loss) from discontinued operations, net of income tax	$-	$496	$127	$(10,614)

12.	Commitments and Contingencies

Letters of Credit

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at August 31, 2008 of $223,000 (€152,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is segregated and classified as current and long-term liabilities in the consolidated balance sheet. The letters of credit due to expire in June 2009 are secured by a certificates of deposit of $249,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Operating Leases

In March 2005, the Company amended the operating lease for its 33,000 square-foot facility in San Diego, California, to extend the term of the lease to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for building improvements. The lease payment on the original 18,000 square-feet of the facility were $19,735 per month through July 31, 2007, and increased to $21,690 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the 15,000 square-foot expansion space were $14,553 per month as of November 1, 2007, and increased to $15,003 as of November 1, 2008. As of August 31, 2008, the total future lease commitments on the amended lease through December 31, 2009, approximate $601,000.

The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the lease period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $196,000 as of August 31, 2008 and is recorded as deferred rent.

In November 2006, the Company entered into a sublease agreement which commenced on January 1, 2007, for a portion of its San Diego facility. The terms of the sublease provide for the use of 6,000 square feet of general office space for a period of 24 months at a rate of $10,000 per month commencing in the third month and increasing to $10,500 in month 13. The sublessee exercised their 13-month extension option at $11,000 per month through December 31, 2009.

Change of Control Agreements

The Company has Change of Control Agreements (the “Agreements”) with certain members of management. Under the Agreements, each individual is entitled to certain benefits if the Company terminates his or her employment without cause, or if an involuntary termination occurs, within 24 months after a change of control. The maximum amount of contingent payments under the Agreements, as of August 31, 2008, was $1,845,000.

Legal Proceedings

The Company is from time to time subject to legal proceedings and claims, which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on its results of operations, financial condition or cash flows.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, capital needs, market size, collaborations, trends or operating results also constitute such forward-looking statements.

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

OPERATING SEGMENTS AND RECLASSIFICATIONS

Previously, our business had two operating segments, the impedance cardiography (“ICG”) segment and the electrocardiography (“ECG”) segment. On August 31, 2007, we sold our ECG segment (Vermed) based in Bellows Falls, Vermont to Medical Device Partners, Inc (“MDP”). The sale of Vermed allowed us to focus our resources on our proprietary ICG business, which we believe holds the highest growth potential, while maintaining a long-term relationship with MDP for ICG sensors. We now report as one operating segment, as defined in Financial Accounting Standards Board No. 131. The results of the ECG segment are reported as “discontinued operations” within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

On May 8, 2008, our shareholders approved a one-for-seven reverse stock split of our common stock and proportionate reductions in the number of authorized shares of our common and preferred stock, which became effective on May 9, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended August 31, 2008 and August 31, 2007)

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

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, inability to meet our capital needs, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, and the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks to the greatest extent possible. Please refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2007 for addition information regarding the risks we face.

Following is a summary of several key financial results in our third quarter of 2008 as compared with the third quarter of 2007, as well as some important milestones we achieved during the third quarter:

•	7th consecutive quarter of revenue growth

•	Net sales increased 8% to $6.1 million, up from $5.6 million

•	International business continued strong with 35% growth

•	Gross profit margin was 75%, up from 72%

•	Operating expenses were reduced $0.4 million to $4.8 million

•	Loss from operations was reduced 78% to $254,000 from $1,162,000

•	Net loss from continuing operations was $432,000, or $0.06 per diluted share, down from $1,349,000, or $0.19 per diluted share

•	Net operating cash used in continuing operations was $461,000, down 61% from $1,167,000

Additional key operating milestones for the third quarter of 2008:

•	ICG capital sales totaled 220 units, up 12% from 197

•	8,456 ICG monitors and modules were sold cumulatively to date, up 12% from 7,532 one year ago

•	ICG sensor revenue totaled $1.7 million, or 28% of net sales

•	Released latest version of BioZport ICG data management software which integrates BioZ ICG data from the BioZ Dx to General Electric Healthcare’s Centricity electronic medical record system

Operating Segments

The ICG business consists primarily of the development, manufacture and sales of our BioZ Dx, BioZ and Niccomo ICG Monitors, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical function and are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians, hospitals, researchers, and international distributors throughout the world.

We derive most of our revenue from the sale of our ICG devices but also sell the associated disposable ICG sensors, which are consumed each time an ICG test is performed. For the three months ending August 31, 2008, 28% of our revenue came from our disposable ICG sensors. ICG sensor revenue, as a percentage of net sales, has grown from 6% in 2000, to a high of 31% in 2007. We have now shipped over 6.9 million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998. We employ a workforce of 25 clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems.

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

Net Sales – Net sales for the three months ended August 31, 2008 were $6,066,000, up 8% from $5,591,000 for the three months ended August 31, 2007. ICG device sales increased 12% to 220 units, up from a total of 197 units in third quarter of 2007. Of the 220 ICG units sold, 87 were ICG Modules and 133 were stand-alone ICG Monitors, including 110 BioZ Dx Systems, 7 BioZ Monitors, and 16 Medis ICG Monitors. In addition to our unit sales growth, we experienced a 10% increase in the average unit sales price of our ICG Monitors compared with the third quarter of 2007 and lower sales return reserve requirements. This increase in average unit selling price is principally due to a proportionately greater number of our higher priced BioZ Dx systems placed during the third quarter of 2008, as compared to the third quarter of 2007.

Net sales for the nine months ended August 31, 2008 were $18,008,000, up 15% from $15,699,000 for the nine months ended August 31, 2007. The sales growth for the nine months ended August 31, 2008 was primarily driven by record sales from our Medis subsidiary, which accounted for $2,919,000 of sales in the first nine months of 2008, up from $1,248,000 in the first nine months of 2007. Total ICG device sales increased 32% to 703 units, up from a total of 531 units in first nine months of 2007. Of the 703 ICG units sold, 219 were ICG Modules and 484 were stand-alone ICG monitors, including 280 BioZ Dx Systems, 27 BioZ Monitors, and 177 Medis ICG Monitors.

Net sales for the three months ended August 31, 2008 by our domestic direct sales force, which targets physician offices and hospitals, increased 9% to $5,255,000, from $4,842,000 in the same quarter last year. Sales headcount totaled 71 associates at August 31, 2008, including 34 U.S. territory managers and 21 clinical application specialists, up from 64 sales associates one year ago.

For the three months ended August 31, 2008, international and new market sales increased by $177,000 or 35% to $690,000, from $513,000 in the same period last year, primarily due to increased new market revenue from pharmaceutical companies. For the nine months ended August 31, 2008, international and new market sales increased by $2,116,000 or 123% to $3,842,000, from $1,726,000 during the first nine months of 2007. The significant increase during the first nine months of 2008 was primarily due to fulfillment of a large order for Niccomo ICG Monitors from an Eastern European hospital purchaser shipped by our Medis subsidiary in the first quarter of 2008. Additionally, the Instituto de Salud del Estado de Mexico, the hospital network of the state of Mexico within the country of Mexico, also purchased over $200,000 of Niccomo monitors during the first quarter of 2008.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue was down 5% in the three months ended August 31, 2008 to $1,690,000, representing 28% of consolidated net sales, compared with $1,775,000 or 32% of consolidated net sales in the same quarter last year. For the nine months ended August 31, 2008, sensor revenue is down $52,000 or 1%, to $4,902,000, representing 27% of consolidated net sales, compared with $4,954,000, or 32% of consolidated net sales in the same nine month period last year.

We believe that sensor revenue growth, to some degree, will be based upon an increasing mix of BioZ Dx Systems in our installed base and the success of our CAS team’s focused customer service efforts and increased use of the BioZ Assessment Process (“BAP”). The BAP assists physician offices in appropriately identifying patients who are symptomatic and for whom the physician would benefit by having BioZ data for clinical assessment. To date, there are approximately 3,300 offices that have initiated the BAP into assessment of patients. We believe that successful integration of BAP into physician practices will result in proper utilization and growth in sensor revenue. We also offer a discount sensor program to our domestic customers, which includes considerable discounts and fixed pricing on sensor purchases in exchange for minimum sensor purchase commitments.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $208,000 and $138,000 for the three months ended August 31, 2008 and 2007, respectively. For the nine months ended August 31, 2008 and 2007, revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems was $490,000 and $472,000, respectively.

Stock-Based Compensation Expense – Stock-based compensation expense for the three months ended August 31, 2008 was $115,000, compared with $84,000 for the three months ended August 31, 2007. Stock-based compensation expense for the nine months ended August 31, 2008 was $297,000, compared with $269,000 for the nine months ended August 31, 2007. Note 1 to the Consolidated Financial Statements segregates the individual operating expense line item amounts.

Gross Margin – Gross margin for the three months ended August 31, 2008 and 2007 was $4,547,000 and $4,037,000, respectively, an increase of $510,000 or 13%. The current quarter increase was largely the result of higher sales volume and lower expenses related to our provision for excess, slow moving or obsolete inventory. As a percentage of net sales, gross margin in the third quarter of 2008 was 75%, up from 72% from the same quarter last year. The increased percentage during the third quarter of 2008 was primarily the result of 10% higher net average unit selling prices, lower sales return reserve requirements and lower expenses related to our provision for excess, slow moving or obsolete inventory. Obsolescence expense was $23,000 for the three months ended August 31, 2008, down from $173,000 for the same period a year ago.

Gross margin for the nine months ended August 31, 2008 and 2007 was $12,942,000 and $10,959,000, respectively, an increase of $1,983,000 or 18%. As a percentage of net sales, gross margin in the first nine months of 2008 was 72%, up from 70% from the same period last year. The increase during the first nine months of 2008 was principally a result of a 10% increase in the average BioZ unit sales price, an $83,000 reduction in expenses related to our provision for excess, slow moving or obsolete inventory and lower material overhead rates resulting from a $192,000 reduction in manufacturing costs.

Research and Development Expenses – We invested $386,000 and $420,000 in research and development for the three months ended August 31, 2008 and 2007, respectively. For the nine months ended August 31, 2008 and 2007, we invested $1,070,000 and $1,317,000, respectively, in research and development. The lower investments in the 2008 periods are primarily due to improved efficiencies and reduced personnel and related expenses as part of our ongoing cost containment focus in support of our plan to regain profitability.

Selling and Marketing Expenses - Selling and marketing expenses decreased by $308,000 or 8% to $3,669,000 during the three months ended August 31, 2008, as compared with $3,977,000 in the comparable quarter last year. The third quarter decrease is primarily due to a $132,000 reduction in bad debt expense write-off and $331,000 lower shared services department allocations. These reductions were partially offset by $124,000 of higher personnel and related costs.

Selling and marketing expenses for the nine months ended August 31, 2008, were $11,112,000, essentially unchanged from $11,101,000 in the nine months ended August 31, 2007. The slight increase during the nine months ended August 31, 2008 is primarily due to $268,000 of increased commissions resulting from higher sales levels, $131,000 higher personnel and related costs and $118,000 of depreciation related to long-term demonstration equipment. These increases were largely offset by a $189,000 decrease in shared service allocations, $94,000 of lower product marketing costs, $96,000 less expended on clinical studies and $99,000 of lower bad debt expenses.

As a percentage of net sales, we were able to reduce selling and marketing expenses to 60% for the three months ended August 31, 2008, down from 71% for the same quarter last year. For the nine months ended August 31, 2008, selling and marketing expenses, as a percentage of net sales, were held to 62%, down from 71% for the same nine month period last year. The decreased percentage of selling and marketing expenses to net sales in the current three and nine month periods is due primarily to increased productivity of our domestic sales force and a large sale in the first quarter of 2008 to an Eastern European hospital purchaser, which had lower incremental selling costs associated with the transaction.

General and Administrative Expenses – General and administrative expenses for the third quarter of 2008 were $714,000, down $58,000 or 8% from $772,000 for the same quarter last year. The current quarter decrease is primarily due to $98,000 of lower accounting fees partially offset by $44,000 of higher incremental bad debt expense provision. As a percentage of net sales, general and administrative expenses for the quarter ended August 31, 2008 were 12%, down from 14% for the quarter ended August 31, 2007.

General and administrative expenses for the first nine months of 2008 were $2,246,000, down $191,000, or 8%, from $2,437,000 for the same quarter last year. The decrease in the first nine months of 2008 is primarily due to $113,000 of lower personnel and related costs along with a $251,000 reduction in outside accounting fees, principally because we are temporarily exempt from being required to obtain a third party audit of our internal controls over financial reporting until fiscal 2010. These savings were partially offset by $106,000 of higher bad debt reserve provision. As a percentage of net sales, general and administrative expenses for the nine months ended August 31, 2008 and 2007 were 12% and 16%, respectively.

Amortization of Intangible Assets – For the three months ended August 31, 2008, amortization expense was $32,000, compared with $30,000 for the same period in fiscal 2007. For the nine months ended August 31, 2008, amortization expense was $96,000, down from $115,000 in the first nine months of 2007. The decrease in the first nine months of 2008 was principally due to an acceleration of previously capitalized patent fees, recorded in the first quarter of 2007.

Other Income (Expense) – Interest income during the three months ended August 31, 2008 and 2007 was $56,000 and $40,000, respectively. Interest income during the nine months ended August 31, 2008 and 2007 was $196,000 and $163,000, respectively. The increase in interest income during each of the 2008 periods is due to higher average cash balances. These higher average cash balances have been partially offset by lower interest rates and fewer internally financed receivables in 2008.

Interest expense was $243,000 and $269,000 in the quarters ended August 31, 2008 and 2007, respectively. For the nine month periods ended August 31, 2008 and 2007, interest expense was $718,000 and $804,000, respectively. The reduction in interest expense during both periods in 2008 is principally due to the retirement of our bank debt on August 31, 2007, partially offset by higher debt discount accretion under the effective interest method on our convertible notes.

For the quarter ended August 31, 2008, we had a $12,000 of foreign currency translation gain, as compared to a foreign currency translation loss of $7,000 for the quarter ended August 31, 2007. For the first nine months of 2008, foreign currency translation losses were $12,000, down from $44,000 for the same period in 2007. Foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect on the last day of each reporting period.

Other, net income for the three months ended August 31, 2007 was $4,000. We did not have any other, net income during the three months ended August 31, 2008. Other, net income for the nine month periods ended August 31, 2008 and 2007 was $1,000 and $5,000, respectively.

Minority Interest in Income of Subsidiary – For the three months ended August 31, 2007, we recorded minority interest in the income of our Medis subsidiary, which represents the 20% minority share retained by the sellers, of $11,000. Our Medis subsidiary did not generate any minority interest during the three months ended August 31, 2008. For the nine months ended August 31, 2008, we recorded minority interest in the income of our Medis subsidiary of $145,000, up from $45,000 for the same nine month period in 2007. The increase during the first nine months of 2008 is the result of the significantly higher income earned during the period by our Medis subsidiary, largely related to large Eastern European hospital and Mexico shipments recorded during the first quarter of 2008.

Income Tax Benefit (Provision) - For the quarter ended August 31, 2008, we recorded a tax provision of ($3,000) compared with a tax benefit of $56,000. In each of the reported periods, the tax provisions are based on estimated foreign taxes and estimated minimum U.S. income and franchise taxes. The third quarter of 2007 includes a $120,000 tax benefit related to the reversal of a deferred tax liability created by tax amortization associated with the goodwill of our former Vermed subsidiary. A $120,000 tax provision for this deferred tax liability was recorded during the second quarter of 2007 and subsequently reversed upon the sale of our former Vermed subsidiary in the following quarter.

Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses. However, because foreign income is not shielded by our deferred tax assets, we record a tax provision based on estimated foreign taxes resulting from the income earned by our Medis subsidiary during the period.

For the nine months ended August 31, 2008, we recorded a tax provision of $519,000, compared with $195,000 for the nine months ended August 31, 2007. In each of the nine month periods, the tax provision is based upon estimated foreign taxes and estimated minimum U.S. income and franchise taxes. The increase during the first nine months of 2008 is the result of the significantly higher income earned during the period by our Medis subsidiary resulting from large Eastern European hospital and Mexico shipments made in the first quarter of 2008.

Income (Loss) from Discontinued Operations, Net of Income Tax – In last year’s quarter ended August 31, 2007, we recorded a gain from discontinued operations, net of tax, of $496,000. The gain included a $232,000 reduction in the goodwill write down of our former Vermed subsidiary. There was no discontinued operations activity during the quarter ended August 31, 2008, as we did not incur any expenses relating to the completion of the disposition of this subsidiary.

For the nine months ended August 31, 2008, we recorded income from discontinued operations, net of tax, of $127,000, compared with a loss from discontinued operations, net of tax, of $10,614,000 in the same period last year. The income reported during the first nine months of 2008 is due to the release of estimated previously accrued expenses related to the sale of our former Vermed subsidiary since we do not expect to incur any additional expenses associated with the disposition of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in continuing operations for the nine months ended August 31, 2008 was $1,739,000, down from $2,772,000 in the same period last year. Including discontinued operations, net cash used in operations was $848,000 in the first nine months of 2007. From an operating cash flow perspective, the $2,652,000 net loss we incurred in the first nine months of 2008, included a number of non-cash charges, including: provision of $513,000 for doubtful accounts receivable, $358,000 for depreciation, $373,000 for accretion of the discount on our convertible notes and $297,000 for stock-based compensation expense, none of which affect cash flow. The most significant use of operating cash in the first nine months of 2008 is related to a prepaid customer deposit received in the fourth quarter of 2007, associated with a large sale to an Eastern European hospital purchaser that shipped in the first quarter of 2008. Although we had a net use of cash from operations in the third quarter and first nine months of 2008, we currently project that we will be able to achieve positive operating cash flow in the fourth quarter of 2008 and for the full 2009 fiscal year.

In the first nine months of 2008, net cash used in investing activities from continuing operations was $52,000, down from net cash provided by investing activities from continuing operations of $1,466,000 in the same nine month period in 2007. Investing cash provided by continuing operations during the first nine months of 2007 was principally due to the maturity of $1,510,000 certificates of deposit. The investing cash use in the first nine months of 2008 was for purchases of property, plant and equipment totaling $52,000, compared with $44,000 during the first nine months of 2007. Most of the purchases in both periods relate to computer equipment and sales demonstration equipment. As we replace and upgrade our existing computer hardware and software and add additional sales personnel, we expect to continue to invest in new computer and demonstration equipment in future periods, however, we believe that purchases of property, plant and equipment in future periods will not materially increase.

Net cash used in financing activities from continuing operations during the first nine months of 2008 was $4,000, down from a net cash use of $2,294,000 in the first nine months of 2007, as a result of repayment of our former bank debt in the third quarter of 2007 from the proceeds of the sale of Vermed.

On April 11, 2006, we issued $5.25 million of Convertible Notes to our largest institutional shareholder. The Convertible Notes, originally due in 2009, are convertible into common stock at $8.05 per share. The Convertible Notes were determined to contain an embedded derivative liability because the conversion price of the debt could be adjusted if we issued common stock at a lower price. We evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require us to deliver more shares than are authorized. Under the accounting rules, this required us to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The proceeds received on issuance of the Convertible Notes were allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the Convertible Notes being recorded at a significant discount from their face amount.

On November 29, 2006, we entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes to April 2011, added a put option under which the holders may elect to be repaid in April 2009, and eliminated the embedded derivative instrument by revising the anti-dilution language. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity. The holders of the Convertible Notes are required to notify us in writing no later than January 11, 2009, in order to exercise their put option to be repaid on April 11, 2009. As a result of this possible election, we have classified the Convertible Notes, net of the remaining discount, as a current liability on our balance sheet. If all of the holders of the Convertible Notes elect to be repaid on April 11, 2009, we would be responsible for the repayment of $5.25 million, plus accrued interest up to the repayment date, and the remaining discount would be amortized, on a pro-rata basis, between the time of the notification and the repayment date of April 11, 2009.

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of August 31, 2008, our outstanding letters of credit totaled $223,000 (€152,000), which are secured by certificates of deposit.

At August 31, 2008, we had net operating loss carryforwards of approximately $52 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and management’s consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

In April 2007, we received a Nasdaq Deficiency Letter indicating that our common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because our common stock closed below $1.00 per share for 30 consecutive trading days. We were afforded 180 calendar days to regain compliance with the minimum bid requirement. Because our stock did not exceed the $1.00 minimum bid price for at least 10 consecutive business days within that 180 day period, we elected to transfer our common stock from the Nasdaq Global Market to the Nasdaq Capital Market in October 2007. At that time, we were granted a second 180 calendar days, or through mid-April 2008, to regain compliance while listed on the Nasdaq Capital Market. On May 8, 2008, our shareholders approved a reverse split of one-for-seven shares of our common stock and proportionate reduction in the number of authorized shares of our common and preferred stock. On May 9, 2008, our common stock began trading on a split-adjusted basis and, since then, has traded in excess of the $1.00 minimum bid price. On May 23, 2008, the Company received notification from Nasdaq that it had regained compliance with the listing requirements.

We believe that over the next 12 months we will return to positive operating cash flow and we further believe that our cash and cash equivalent balances will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements. If the holders of our $5.25 million Convertible Notes elect to exercise their April 2009 early repayment option, and we are not able to obtain suitable replacement financing, we may need to further reduce our operating expenses in order to assure our ability to operate with a significantly reduced cash balance. While we believe that we are adequately capitalized, our long-term liquidity will depend to some extent on our ability to commercialize the BioZ and other products and whether the holders of our Convertible Notes elect to exercise their April 2009 early repayment option. Therefore, we may attempt to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements. In addition, we may seek ways to maximize shareholder value including appropriate acquisition, restructuring or divestiture opportunities. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This amendment was approved by the PCAOB on September 16, 2008. The adoption of this Standard is not expected to have a material impact on the results of operations or financial position of the Company.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and the Company anticipates adoption in the first quarter of fiscal 2010. The Company has not determined the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is required to adopt the pronouncement in the first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of this FSP will have on its financial position and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1. The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If applicable, the Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not determined the impact, if any, the adoption of APB 14-1 will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The Statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2009. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

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

We also occasionally sell products under long-term financing arrangements, and when collectability is reasonably assured, we recognize the present value of the minimum payments as revenue, based on the interest rate implicit in the financing agreement. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. For the three months ended August 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.3% and 2.0% of total net sales. For the nine months ended August 31, 2008 and 2007, revenue from long term financing sales accounted for approximately 1.1% and 2.1% of total net sales. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. For the nine months ended August 31, 2008 and 2007, revenue from extended warranty contracts accounted for approximately 0.8% and 1.0% of total net sales.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually or more frequently if an event or circumstances indicates that impairment has occurred. We perform impairment reviews at the reporting unit level and use both a discounted cash flow model, based on management’s judgment and assumptions, and a market capitalization model, comparing to other similar public company revenues and enterprise values, to determine the estimated fair value of our Medis reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit.

Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations will affect enterprise value from period to period. Impairment testing indicated that the estimated fair value of our Medis subsidiary exceeded its corresponding carrying amount, as such, no impairment exists as of August 31, 2008 and November 30, 2007.

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

Changes in Internal Control Over Financial Reporting

We have made no changes in our internal control over financial reporting in connection with our quarter ended August 31, 2008 internal control testing and evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CardioDynamics International Corporation

Date: October 15, 2008	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2008	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)