Form 10-K
period 2008-11-30
CARDIODYNAMICS INTERNATIONAL CORP
filed 2009-02-10
CIK 719722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2008

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,019,545 based on the closing price of common stock as reported on the Nasdaq Capital Market on May 30, 2008. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates. At January 31, 2009, 7,387,620 shares of registrant’s Common Stock were outstanding.

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

Our proprietary and patented ICG technology noninvasively quantifies the mechanical functioning of the heart and monitors the heart’s ability to deliver blood to the body. Our systems provide hemodynamic (blood flow) parameters, the most familiar of which is cardiac output, or the amount of blood pumped by the heart each minute. Our products help physicians assess, diagnose, and treat patients with heart failure, hypertension, and shortness of breath. It is estimated that there are over 5 million heart failure patients in the United States and over 65 million patients with high blood pressure. Our technology complements ECG (electrical characteristics) and supplements information obtained through the five vital signs – heart rate, respiration rate, body temperature, blood pressure and oxygen saturation – quickly, safely and cost effectively.

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

Because of the high risk of complications, physicians generally prescribe PAC only for critically ill patients. PAC is not available in a physician’s office or outpatient clinic. As a result, in the majority of situations, a physician seeking to assess hemodynamic function normally must do so through indirect means, such as by measuring blood pressure or checking the pulse, and/or through subjective, imprecise examination techniques, such as looking at distension of neck veins. Thus, a compelling need exists for objective, noninvasive measurement tools, such as our BioZ ICG Systems. The company estimates that in North America, the number of noninvasive hemodynamic procedures with ICG has now surpassed the number of invasive hemodynamic procedures with PAC.

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

In June 2001, we introduced to the market a custom plug-in module jointly developed with GE Healthcare for the GE Healthcare Solar® and DASH series of bedside monitors. This product extends the capabilities of the GE Healthcare Solar and DASH product families to provide all of the hemodynamic parameters of the BioZ ICG Monitor to GE Healthcare’s installed customer base of well over 50,000 units. This product is distributed worldwide by CardioDynamics and GE Healthcare.

In December 2004, the Company received 510(k) clearance by the U.S. Food and Drug Administration (“FDA”) for our new lead product, the BioZ ICG Dx® Diagnostics (“BioZ Dx”). The BioZ Dx is the result of a co-development partnership and OEM Agreement between the Company and Philips Medical Systems, a division of Royal Philips Electronics (“Philips”), a worldwide leader in clinical measurement and diagnostic solutions for the healthcare industry. The BioZ Dx also carries the CE mark, which is a required certification of essential environmental and safety compliance by the European Community for sale of electronic equipment. In June 2005, the Company received FDA 510(k) clearance for 12 lead diagnostic electrocardiography (“ECG”) capabilities integrated into the BioZ Dx product platform, which provided the world’s first product with the ability to assess mechanical function with ICG and electrical function with 12 lead ECG.

Using our BioZ ICG OEM module kit, Shenzhen Mindray Bio-medical Electronics Co, Ltd. (“Mindray”), the largest manufacturer of patient monitoring products in China, has integrated our ICG technology into its patient monitoring products and received Chinese SFDA and European CE mark regulatory clearance for this product in the fourth quarter of 2006.

We continue to sell our previous lead product, the BioZ® ICG Monitor (previously known as the BioZ.com®), which also has FDA 510(k) clearance and carries the CE mark. We sell to physicians and hospitals in the United States through our own direct sales force and distribute our products to targeted international markets through a network of distributors. To date, we have sold over 8,700 ICG systems (stand-alone products and integrated modules) to physician offices and hospital sites throughout the world.

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

In March of 2004 we acquired Vermed based in Bellows Falls, Vermont. Vermed is a manufacturer of electrodes and related supplies used in electrocardiograms (“ECG”) and other diagnostic procedures for cardiology, electrotherapy, sleep testing, neurology and general purpose diagnostic testing. On August 31, 2007, in light of a multi-year decline in operating performance and in order to raise cash, we sold Vermed to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed.

In June of 2004, we completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”) based in Ilmenau, Germany. Medis is a manufacturer of diagnostic and monitoring devices, which utilize ICG technology for its cardiovascular products sold outside of the United States.

Our objective is to enhance patient lives through pioneering a new approach to drug management and to make a genuine contribution to healthcare economics with our noninvasive technologies. Key elements of our strategy have included efforts to:

•	market and sell ICG products through our direct sales force;

•	broaden our product offerings and distribution channels through strategic relationships;

•	grow recurring revenue through increased use of our proprietary disposable ICG sensors;

•	expand evidence of our technology’s validity and clinical application in our target markets;

•	maintain market leadership through product improvements and extensions; and

•	target new market opportunities through complementary technologies and technology development.

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

We intend to continue to leverage our direct sales force to capitalize on our first-to-market position in the United States to further penetrate the physician office market. We believe that a strong direct sales force supplemented by our clinical application specialists to clinically train is best suited to educate the medical community about how our technology can improve patient outcomes and decrease costs. We have approximately 32 to 35 domestic direct sales representatives who sell our products, as well as four regional sales managers, and a vice president of sales. In addition, we have 24 clinical application specialists, a reimbursement specialist, three regional clinical managers and a national clinical applications director to supplement our field sales team and enhance disposable product utilization through customer education and implementation of appropriate protocols for device use. By improving device utilization, we believe we can strengthen customer loyalty and increase capital revenue from device sales and disposable product revenue from our proprietary sensors.

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

We intend to advance the development of our core algorithms to provide physicians with improved cardiac function measurement capabilities on a broad class of patients. We believe that continued advances in our ICG technology will increase physician usage and loyalty and strengthen our industry position. We can capitalize on our expertise in ICG signal processing and sensor technology to improve system performance in the presence of signal noise and patient movement thereby leading to additional applications for cardiovascular disease management.

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

Target new market opportunities through complementary technologies and technology development.

In 2004, we acquired Medis (a German ICG device design and manufacturer). The Medis acquisition strengthens our core ICG technology development capabilities and provides us with a European partner for market development opportunities in that region.

We continue to focus on new applications for our core technology. Advances in ICG technology could be applied in the areas of sensor technologies, pacemaker optimization, dialysis fluid management, high-risk obstetric patients, oncology, and pharmaceutical development and testing. Pharmaceutical companies such as GlaxoSmithKline, Eli Lilly and Co., Nile Therapeutics, Inc., Johnson & Johnson, and Pfizer Inc. are currently using our technology to document the cardiovascular effects of their pharmaceutical agents in both animals and humans.

Continued innovation and commercialization of new proprietary products are essential elements in our long-term growth strategy. We intend to continue to seek a competitive advantage by employing complementary technologies and additional patents and other proprietary rights, as we deem appropriate.

ICG Technology

While electrocardiography technology noninvasively measures the heart’s electrical characteristics, our ICG technology makes it possible to measure the heart’s mechanical, or blood flow, characteristics. By using our products, physicians have an easy, noninvasive, safe, painless and cost-effective way to monitor the heart’s ability to deliver blood to the body.

CardioDynamics BioZ products use four CDIC Advasense® ICG sensors (two on the neck and two on the chest) to deliver a high frequency (70 kHz), low magnitude (4 mA), alternating current through the chest that is not felt by the patient. Our BioZ ICG Monitor uses proprietary DISQ® and AERISTM processing which measures the changes in impedance to the electrical signal. The changes in impedance are then applied to the Z MARC® Algorithm to provide cardiac output, the amount of blood pumped by heart in one minute. Additional parameters that are provided include parameters that indicate; blood flow from the heart, the resistance the heart is pumping against, the force with which the heart is contracting, and the amount of fluid in the chest. These parameters are printed on a report that allows the doctor to customize and optimize treatment for a particular patient.

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

BioZ® Dx ICG Diagnostics – In December 2004, we received FDA 510(k) clearance on the BioZ Dx. The BioZ Dx incorporates AERISTM processing and 12-lead ECG capability and is now Electronic Medical Records (EMR) ready with optional BioZport ICG data management software. It also features an integrated full-page thermal printer, color display screen, cart, keyboard, a standard five-year warranty and a new Thera-TrakTM reporting function that allows physicians to automatically compare a patient’s last ICG report to the current ICG report.

BioZ® ICG Monitor – In March 1998, we received 510(k) marketing clearance for our BioZ ICG Monitor. The BioZ ICG Monitor features a portable design, transportable battery, integrated blood pressure and incorporates our Z MARC® algorithm. BioZ ICG Monitors are sold with a pole cart, printer and keyboard for end user data entry and include a standard one-year warranty.

BioZ® ICG Module – The BioZ ICG Module was jointly developed with GE Healthcare. The module integrates our proprietary BioZ ICG technology into GE’s Solar® and DASH patient monitoring systems and includes a standard one-year warranty.

BioZtect® and BioZ® Advasense™ Sensors – We market patented proprietary disposable sensors designed specifically for use with our BioZ products. Four of our dual sensors are used in each monitoring session. Our proprietary sensor and cable systems provide enhanced features to our customers and promote the exclusive use of our proprietary sensors with our equipment to ensure optimal product performance and accuracy.

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

BioZ® ICG OEM Module Kit – The BioZ ICG OEM Module Kit is sold to medical device companies to incorporate ICG measurements as an option in the sale of their existing devices. The OEM kit is currently used by Mindray, the largest manufacturer of patient monitoring products in China, and includes a one-year warranty.

Backlog

We generally do not carry significant order backlog in our ICG business and expect backlogged orders to be shipped within the next twelve months. In late 2007, our Medis subsidiary received a prepaid order from a customer in Eastern Europe. As of November 30, 2007, approximately $1.2 million of this order remained to be shipped. We filled this order during our first fiscal quarter of 2008. We did not have a backlog as of November 30, 2008.

Sales and Distribution

We view the United States ICG marketplace as two distinct segments: the outpatient (physician) market and the hospital market. In the outpatient market, we target physician offices, hospital-based and freestanding outpatient facilities for our stand-alone BioZ products through our direct sales force and distributors. In contrast to the hospital market, there are few, if any, formal capital equipment budget processes in the outpatient market and purchasing decisions can therefore be made more quickly. Consequently, our direct sales force is focused primarily on the outpatient markets.

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

Strategic Relationships

In 2000, we entered into an agreement with GE Healthcare for the development of a custom plug-in module for the GE Healthcare Solar® and DASH series of bedside monitors. This product was introduced to the market in 2001 and extends the capabilities of the GE Healthcare Solar product family to provide all of the hemodynamic parameters of the BioZ ICG Monitor to GE Healthcare’s installed customer base of well over 50,000 units. This product is distributed worldwide by CardioDynamics and GE Healthcare for their Solar® 7000, 8000, 8000M, and DASH 3000, 4000 patient monitors.

In 2005 we released the BioZ Dx, a combined ICG/ECG device jointly developed with Philips Medical Systems. The BioZ Dx incorporates CDIC’s AERISTM processing and Philips’ diagnostic 12-lead ECG capability and is Electronic Medical Records (EMR) ready with optional BioZport ICG data management software.

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

In July 2006, we announced an OEM agreement with Mindray, the largest manufacturer of patient monitoring products in China. Mindray has integrated our BioZ ICG technology into its patient monitoring products and purchases our BioZ ICG OEM Module kit for sale as a component to their BeneView Patient Monitor.

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

Some private insurers cover the BioZ ICG test, including Aetna, Humana, Blue Cross Blue Shield and others (in select states). We continue discussions with CMS and private insurers to maintain and expand reimbursement indications for ICG.

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

In the fourth quarter of 2008, we launched two strategic marketing programs, the Comprehensive Customer Care (C3) program designed to improve our customer care, ICG satisfaction and proper utilization; and the BioZ ICG CERTIFIED program, a global approach to ICG education extending from patients to all call points in physician offices and beyond to insurance payers, medical schools and patient advocacy groups. Our marketing promotion strategy is based on key medical conference participation, direct mail programs, internet-based product and clinical information, and live and direct mail clinical education literature.

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

Our team investigates the physiologic mechanisms underlying our ICG signal as a means of developing new diagnostic parameters. In addition, we research the application of digital signal processing methodologies to improve the quality of signal acquisition and analysis algorithms. Some of this research has resulted in several U.S. patents issued and patents pending. We spent $1,518,000 (6.2% of net sales) on research and development in 2008 and $1,706,000 (7.8% of net sales) in 2007.

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

To date, CDIC has filed a total of twelve U.S. utility patent applications, three U.S. design patent applications, two European patent applications, one Chinese patent application, and two Patent Cooperation Treaty (PCT) patent application filings. Of these applications, six patents issued in 2003 and two issued in 2006 and four issued in 2007. Of the seven U.S. utility patents that have issued, a key patent is U.S. Patent Number 6,561,986, “Method and Apparatus for Hemodynamic Assessment Including Fiducial Point Detection,” which contains 46 claims and is a strategic patent underlying the Company’s novel AERISTM (Adaptive Extraction & Recognition of Impedance Signals) processing. AERIS utilizes breakthrough techniques in time-scale signal processing to filter and accurately determine key ICG and ECG waveform characteristics, known as “fiducial points.” ICG and ECG fiducial points form the core measurements from which BioZ parameters are determined. AERIS processing provides enhanced stability, accuracy, and reproducibility in a broader range of patient monitoring conditions.

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

During 2005 CDIC became aware of a company that was selling competitive ICG sensors for use with our BioZ systems. We filed a patent infringement suit and, in turn, they countersued to have our patent declared invalid and for other restraint of trade claims. In 2006, we agreed to drop the lawsuit and they agreed to drop the countersuit and to pay us a royalty on future ICG sensor sales. In response to this competitive situation with our sensors, we filed two additional US utility patent applications seeking even stronger IP protection on a new model ICG sensor called Advasense.

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

In March of 2007, we commenced a multinational, randomized controlled multi-center trial in heart failure patients which will evaluate whether the predictive power of ICG as demonstrated in PREDICT study can be used to change medical managements and subsequently reduce heart failure hospitalizations, as compared to standard care without the use of ICG. The study is called PREVENT-HF – Prevention of Heart Failure Events with Impedance Cardiography Testing. Milton Packer, M.D., Chairman of the Department of Clinical Sciences at the University of Texas Southwestern Medical Center in Dallas Texas, serves as the principal investigator of this trial. Dr Packer is one of the world’s leading experts in the treatment of heart failure.

In addition, multiple other ICG studies have been published in journals such as Chest, American Journal of Cardiology, and Congestive Heart Failure.

The Bioimpedance Evaluation of Therapeutic Titration in Essential, Refractory Hypertension (BETTER HTN) trial was initiated in November of 2008. This is a two phase prospective study. The first phase is a prospective observational cohort study to evaluate the ability of ICG to characterize hemodynamic abnormalities in hypertensive patients and predict therapeutic response to antihypertensive medications. Based on the findings in the first phase, a treatment algorithm will be developed which will be tested in phase two in a randomized controlled trial. Approximately 100 patients will be enrolled in each phase.

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

Each location has established quality procedures and controls intended to ensure that both products and purchased parts are designed and manufactured to meet customers’ requirements. We purchase the components and raw materials used in manufacturing our products from various suppliers including Philips for the platform for our BioZ Dx System under a Co-Development and OEM agreement and Vermed for our ICG sensors under a five-year custom manufacturing and supply agreement. Our suppliers are evaluated, qualified and monitored to assure continuity of supply while maintaining high quality and reliability. We have systems and procedures in place to ensure timely and effective corrective and preventive actions are taken if we, or our customers, identify non-conformities.

Warranty and Repair

We warrant that our stand-alone BioZ Dx System will be free from defects for a period of 60 months from the date of shipment on each new system sold in the United States, and for 13 months on BioZ systems sold internationally. We warrant that the Niccomo ICG monitor, stand-alone BioZ Monitors and factory certified refurbished BioZ Dx will be free from defects for a period of 12 months from the date of shipment. The warranty includes all options and accessories purchased with the system, except for the external patient cables, the external printer, power cords, and inflatable blood pressure cuffs that are covered for a period of 90 days. When warranty repairs are necessary, we generally perform them at our manufacturing facilities. In some cases, our distributors perform warranty repairs in authorized service centers which are located in the Middle East, Mexico and China.

We provide on-call technical support and, on occasion, offer field clinical support specialists. In addition to our standard warranty, we offer Z Care® extended warranty agreements for maintenance beyond the standard warranty period. We repair equipment that is out of warranty on a time and materials basis.

Competition

Direct competition

To date, we have experienced very limited direct competition. Through our German subsidiary, Medis, we inherited a licensing agreement and relationship with Analogic Corporation, which manufactures a stand-alone ICG device for Philips as well as an Analogic-manufactured device, the LifeGard Monitor, which is distributed through a medical device manufacturer and distributor, Advanced Cardiac Systems. The Philips stand-alone device is primarily sold into the hospital market where we have not traditionally focused with our direct sales force. The LifeGard Monitor is primarily sold in the physician office market and has a suggested retail price that is lower than our BioZ ICG Monitors. The LifeGard Monitor represents the most significant form of competition we have experienced to-date. However, since its introduction in late 2004, we estimate that we have maintained greater than 95% market share for ICG device sales in the U.S. market and have lost very few unit sales in head-to-head competition. We are also aware of at least one international and two domestic manufacturers of ICG monitors. None of these companies has direct sales or clinical teams, and thus far, neither has had much visibility in the market. We believe that our BioZ products provide the most advanced ICG monitoring at prices that are competitive.

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

Direct and Indirect Fick

Direct Fick was the original method conceived in the late 1800’s to measure cardiac output. It is based on calculating the oxygen difference between the arterial and venous blood, along with oxygen inhalation and expiration. The direct Fick method is seldom used because it is time consuming, costly and complicated. A variation of the direct Fick method is called CO2 Re-breathing, or Indirect Fick. It was introduced in the 1980’s to the hospital surgical market. Because CO 2 Re-breathing method is limited to patients who are mechanically ventilated, the number of patients who are candidates for the procedure is very limited.

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

In order to sell our products within the European community, we must comply with the European Commission’s medical device directive. In late 1998, we received authorization to place the CE mark on our BioZ ICG Monitor. The CE mark is recognized worldwide as an essential European regulatory approval and enabled us to expand our sales and distribution of the BioZ ICG Monitor throughout Europe. Future regulatory changes could limit our ability to use the CE mark, and any new products we develop may not qualify for the CE mark. If we fail to obtain authorization to use the CE mark or lose this authorization, we will not be able to sell our products in the European community. In December 2008, we had our annual compliance review and we passed without any significant issues.

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

Employees

As of November 30, 2008, we had 122 employees, none of whom are covered by a collective bargaining agreement. We consider our employee relations with our employees to be good.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, you should consider the following risk factors which could affect our business, financial condition and results of operations.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had, and may continue to have, a negative effect on our business, results of operations, financial condition and liquidity. We believe many of our customers, suppliers and distributors have also been affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations.

We depend upon our BioZ product line, which is in its early stages of market acceptance.

Our future is dependent upon the success of the BioZ product line and similar products that are based on the same core technology. The market for these products is in a relatively early stage of development, less than 6% penetrated, and may never fully develop as we expect. The long-term commercial success of the BioZ product line requires widespread acceptance of our products as safe, efficient and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. Some medical professionals hesitate to use ICG products because of limitations experienced with older, analog-based monitors. Invasive procedures, such as PAC, are generally accepted in the medical community and have a long history of use. We have sponsored and intend to continue to sponsor or support clinical trials. We cannot be certain that clinical trials will be completed, that they will have a positive outcome or that a positive outcome in these trials will be sufficient to promote widespread acceptance of our products within the medical community.

Our success depends in part upon the availability of adequate third-party reimbursement.

Our success will depend in part on the availability of adequate reimbursement for our customers from third-party healthcare payers, such as Medicare, private health insurers and managed care organizations. Third-party payers continue to challenge the pricing of medical products and services. Reimbursement may not be at, or remain at, price levels adequate to allow medical professionals to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available. For example, in January 2004, CMS issued an updated national coverage determination which served to restrict the number of hypertensive patients eligible for Medicare reimbursement for ICG monitoring. While CMS could rescind coverage if they deemed the test or therapy to be harmful, we are not aware of any instance when CMS has rescinded coverage for a test or therapy that they previously evaluated and chose to cover. On occasion, we offer Customers a limited Medicare reimbursement guarantee under which we would be responsible for the remaining unbilled payments in the unlikely event that Medicare rescinds coverage.

A low stock price could result in our being de-listed from the Nasdaq Market and subject us to regulations that could reduce our ability to raise funds.

Our stock has traded below the $1.00 minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5) since October 14, 2008. Because of the volatility in the financial markets, Nasdaq temporarily suspended the continued listing requirements related to bid price and market value during the period of October 16, 2008 to April 19, 2009. If our stock price remains below $1.00 per share after the temporary suspension expires, and the suspension is not extended, or if we fail to maintain other Nasdaq listing criteria, our stock could be de-listed.

If our stock is delisted from Nasdaq, our shares could only be traded on over-the-counter bulletin board system. This method of trading could significantly impair our ability to raise new capital. In the event that our common stock was de-listed from the Nasdaq Market due to low stock price, we may become subject to special rules, called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be provided disclosing recent price information.

In the event that our common stock becomes characterized as a penny stock, our market liquidity could be severely affected. The regulations relating to penny stocks could limit the incentive for broker-dealers to sell our common stock and thus the ability of purchasers to sell their common stock in the secondary market.

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

To service or retire our debt when and as due, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all.

Our quarterly operating results frequently vary due to factors outside our control.

We have experienced and expect to continue to experience fluctuations in quarterly operating results due to a number of factors. We cannot control many of these factors, which include the following:

•	the timing and number of new product introductions;

•	the number of selling days in a given quarter;

•	turnover in our sales force;

•	tightening of third party customer financing credit;

•	the mix of sales of higher and lower margin products in a quarter;

•	the market acceptance of, and changes in demand for our products;

•	the impact of any changes in generally accepted accounting principles;

•	the loss of, or ordering delays by any of our strategic partners;

•	variations in inventory overhead rates or inventory reserves;

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	development and promotional expenses relating to the introduction of new products or enhancements of existing products;

•	product returns or bad debt write-offs;

•	changes in pricing policies by our competitors;

•	the timing of regulatory compliance audits;

•	the impact of weather related disasters such as ice storms and hurricanes;

•	delays in shipment of products or components to us by our vendors; and

•

The timing of customer orders and shipments. Our quarterly sales have reflected a pattern in which a disproportionate percentage of our total quarterly sales occur toward the end of each of our fiscal quarters. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition.

Accordingly, you should not rely on period-to-period comparisons of our financial results as indications of future results.

Our future financial results could be adversely impacted by asset impairments or other charges.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires that we test goodwill and other intangible assets determined to have indefinite lives for impairment on an annual, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. In addition, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

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

•

the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand, acquire complimentary technologies or simply change our process, products or technology may require increased funds;

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

We are dependent on a limited number of key management, sales and technical personnel. The loss of one or more of our key employees may hurt our business if we are unable to identify other individuals to provide us with similar services. We do not maintain “key person” insurance on any of our employees. We face intense competition in our recruiting activities and may not be able to attract or retain qualified personnel. We have historically used stock options or shares of restricted stock as key components of our total employee compensation program. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain and attract present and prospective employees. In addition, the implementation of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), has required us to record a charge to earnings for employee stock option grants and other equity incentives which has changed our compensation strategy. Our ability to retain our existing personnel and attract additional highly qualified personnel may impact our future success.

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

The selling price of our products and sensors are subject to market conditions. Market conditions that could impact these aspects of our operations include:

•	changes in the reimbursement policies of government and third-party payers;

•	hospital or physician practice budgetary constraints;

•	the introduction of competing products;

•	price reductions by our competitors;

•	tightening of credit for physicians desiring to finance their purchase of our equipment;

•	development of more effective products by our competitors; and

•	lengthening of buying or selling cycles.

If such conditions force us to sell our products and systems at lower prices, or if we are unable to effectively develop and market competitive products, our market share, margins and operating results will likely decrease.

We are subject to stock exchange and government regulation.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and SEC and stock exchange regulations have increased financial reporting and disclosure requirements, corporate governance and internal control requirements, and have significantly increased the administrative costs of documenting and auditing internal processes, gathering data, and reporting information. The need to commit substantial resources and management attention in these areas impacts our ability to deploy those same resources to other areas of our business. If the regulations substantially increase or we are unable to comply with the requirements, it could significantly impact our market valuation.

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

Our international sales expose us to unique risks.

In fiscal 2008, international sales accounted for approximately 19% of our net sales. We believe that international sales could represent a meaningful portion of our revenue in the future. We rely on a network of regional distributors, our strategic alliance with GE Healthcare and Mindray to assist us with our international sales efforts. In June of 2004, we purchased 80% of the outstanding common stock of Medis, which is located in Ilmenau, Germany. As such, we are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may subject us to foreign currency losses related to the Medis deferred acquisition payments or increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitive products.

We may not be able to manage growth successfully.

If successful, we will experience a period of growth that could place a significant strain upon our managerial, financial and operational resources. Our infrastructure, procedures, controls and information systems may not be adequate to support our operations and to achieve the rapid execution necessary to successfully market our products. Our future operating results will also depend on our ability to continually upgrade our information systems, expand our direct sales force and our internal sales, marketing and support staff. If we are unable to manage future expansion effectively, our business, results of operations and financial condition will suffer, our senior management will be less effective, and our revenues and product development results may decrease.

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

Our strategy for development and commercialization of some of our products depends upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations. We may not be able to negotiate acceptable arrangements in the future, and our existing arrangements may not be successful. We rely on third parties to manufacture our ICG sensors and we currently assemble our products from components manufactured by a limited number of manufacturers. Therefore, we are dependent on these manufacturers. If we experience a termination, modification or disruption of any of our manufacturing arrangements, we may be unable to deliver products to our customers on a timely basis, which may lead to customer dissatisfaction and damage to our reputation.

Our common stock is subject to price volatility.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

•	actual or anticipated quarterly variations in operating results;

•	announcements of technological innovations, new products or pricing by our competitors;

•	changes in, or failure to meet, financial estimates of securities analysts;

•	the rate of adoption by physicians of ICG technology in targeted markets;

•	the timing and extent of technological advancements, patent and regulatory approvals;

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	anything other than unqualified reports by our outside auditors;

•	results of clinical studies;

•	changes in reimbursement policies of third-party payers;

•	the sales of our common stock by affiliates or other shareholders with large holdings; and

•	general economic and market conditions, including the recent instability in the financial markets and global economy.

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

Potential acquisitions and strategic investments involve numerous risks, including:

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position(s)
Michael K. Perry	48	Chief Executive Officer and Director
Rhonda F. Rhyne	48	President
Steve P. Loomis	48	Chief Financial Officer, Vice President of Operations and Corporate Secretary
Donald J. Brooks	49	Chief Technology Officer
Richard E. Trayler	58	Vice President of International Operations

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

Rhonda F. Rhyne has been our President since June 1997, previously serving as Chief Operating Officer from 1996 to 1997 and as Vice President of Operations from 1995 to 1996. From 1992 until 1995, Ms. Rhyne held positions of Director, President, Chief Executive Officer and Vice President of Sales and Marketing for Culture Technology, Inc. Ms. Rhyne has also held sales management positions at GE Medical Systems and Quinton Instrument Company, both medical device subsidiaries of publicly held companies. Ms. Rhyne holds a Bachelor’s degree in Pharmacy from Washington State University and a Master’s degree in Business Administration, executive program, from University of California Los Angeles, Anderson School of Business.

Steve P. Loomis joined the Company in September 1996 as Vice President of Finance and has held the positions of Chief Financial Officer and Corporate Secretary since April 1997. In June 2008, Mr. Loomis was appointed to the additional role of Vice President of Operations. From 1993 until 1996, he served as Director of Financial Reporting at Kinko’s Inc. From 1988 to 1993, Mr. Loomis was Chief Financial Officer for Terminal Data Corporation, a publicly traded company. He earned his Bachelor’s degree in business administration from California State University at Northridge. Mr. Loomis is a certified public accountant.

Donald J. Brooks joined the Company in September 2004 as Vice President of Product Development and was appointed as Chief Technology Officer in January 2006. From 2003 to 2004, Mr. Brooks served as Director of Product Development and VP of Operations at Zargis Medical (a Siemens start-up venture). From 2001 to 2003, Mr. Brooks served as a Senior Systems Design Engineer at Walnut Technologies, Inc. Prior to 2001, Mr. Brooks held other various managerial positions, including Vice President of Operations for Boston Medical Technologies and Engineering Manager for Siemens Medical Systems. Mr. Brooks earned his BSEE and MSEE degrees in Electrical Engineering at North Carolina State University with an emphasis on analog VLSI design and Digital Signal Processing.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Market under the symbol “CDIC.” The following table provides the high and low sales prices per share of our common stock as reported by the Nasdaq Stock Market for the periods indicated. On May 8, 2008, in response to our non-compliance with Nasdaq Stock Market rules requiring a minimum bid price of $1.00 per share, our shareholders approved a one-for-seven reverse stock split of our common stock and proportionate reductions in the number of authorized shares of our common and preferred stock, which became effective on May 9, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

	Market Price
Year Ended November 30, 2008:	High	Low
Fourth Quarter	$1.55	$0.56
Third Quarter	2.02	0.70
Second Quarter	3.00	1.40
First Quarter	3.08	1.96

	Market Price
Year Ended November 30, 2007:	High	Low
Fourth Quarter	$4.55	$2.59
Third Quarter	5.60	2.59
Second Quarter	7.56	4.34
First Quarter	9.10	5.53

On January 31, 2009, the closing price of our common stock was $0.64 per share and there were approximately 431 holders of record. The Company has not declared or paid any cash dividends on shares of our common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the operation of the business.

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

Our lead products, the BioZ Dx, BioZ ICG Monitor, BioZ ICG Module, and the BioZ ICG OEM Module Kit, have received FDA 510(k) clearance and carry the CE Mark, which is a required certification of environmental and safety compliance by the European Community for sale of electronic equipment.

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

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, de-listing from the Nasdaq stock market, and the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks, some of which are described in the risk factor section in Part I, Item 1A of this Form 10-K, to the greatest extent possible.

Following is a list of several key financial achievements in 2008 compared with 2007:

•	Net ICG sales increased 12% to $24.5 million, up from $21.9 million

•	ICG sensor revenue increased 2% to $6.8 million, or 28% of total sales, up from $6.7 million

•	ICG monitor and module sales totaled 994 units, 388 of which were BioZ Dx systems, 36 BioZ monitors, 372 ICG Modules and 198 Medis ICG monitors, up 32% from a total of 752 ICG monitors and modules

•	International ICG sales grew 73% to $4.7 million, up from $2.7 million

•	ICG gross profit margin was 72%, up from 68%

•

Operating loss improved 58% to $2.0 million, down from an operating loss of $4.8 million which includes $1.0 million of non-cash charges for depreciation, amortization and equity compensation in 2008, and $0.9 million in 2007

•	Operating cash use from continuing operations of $1.5 million, an improvement of $0.8 million, or 35%

Additional key operating milestones in 2008:

•	Announced results of significant study with nearly three times the national average blood pressure control rates at the American Society of Hypertension annual meeting

•	Announced two important clinical studies correlating BioZ ICG with Ejection Fraction

•	Launched Comprehensive Customer Care (C3) program designed to improve ICG customer care, satisfaction and proper utilization

•

Initiated ICG CERTIFIED program, a global approach to ICG education extending from patients to all call points in physician offices and beyond to insurance payers, medical schools and patient advocacy groups

•	BioZ ICG technology integrated with General Electric Healthcare’s Centricity electronic medical record (EMR) system

•

Shareholders approved one-for-seven reverse split of Company’s common stock and trading in post-split shares began May 9, 2008, reinstating compliance with Nasdaq minimum bid price requirements at that time

Operating Segments

Previously, our business had two operating segments, the impedance cardiography (“ICG”) segment and the electrocardiography (“ECG”) segment. On August 31, 2007, we sold our ECG segment (Vermed) to Medical Device Partners, Inc (“MDP”). The sale of Vermed allowed us to focus our resources on our proprietary ICG business, which we believe holds the highest growth potential, while maintaining a long-term relationship with MDP for ICG sensors. We now report as one operating segment, as defined in Financial Accounting Standards Board No. 131. The results of the former ECG segment are reported as “discontinued operations” within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

We derive most of our revenue from the sale of our ICG devices but also sell the associated disposable ICG sensors, which are consumed each time an ICG test is performed. For the twelve months ending November 30, 2008, 28% of our revenue came from our disposable ICG sensors. ICG sensor revenue, as a percentage of net sales, has grown from 6% in 2000, to a high of 31% in 2007. We have now shipped 7.2 million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998. We employ a workforce of 24 clinical application specialists (“CAS”) who are responsible for interacting with and training our customers on the use of the BioZ ICG Systems.

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

Net Sales – Net sales for the twelve months ended November 30, 2008 were $24,517,000, an increase of 12% from $21,850,000 during the twelve months ended November 30, 2007. The sales growth for fiscal 2008 was primarily driven by record sales from our Medis subsidiary, which accounted for $3,325,000 of sales, up from $2,102,000 during fiscal 2007. Total ICG device sales increased 32% to 994 units, up from a total of 752 units in fiscal 2007. Of the 994 ICG units sold, 372 were ICG Modules and 622 were stand-alone ICG monitors, including 388 BioZ Dx Systems, 36 BioZ Monitors, and 198 Medis ICG Monitors.

Net sales during fiscal 2008 by our domestic direct sales force, which targets physician offices and hospitals, increased 5% to $19.3 million, from $18.4 million in fiscal 2007. Sales headcount totaled 70 associates at November 30, 2008, including 30 U.S. territory managers and 24 clinical application specialists, up from 63 sales associates one year ago.

During 2008, international and new market sales increased by $2.0 million or 73% to $4.6 million, from $2.7 million in the same period last year, primarily due to the fulfillment of a large order for Niccomo ICG Monitors from an Eastern European hospital purchaser shipped by our Medis subsidiary in the first quarter of 2008. Additionally, the Instituto de Salud del Estado de Mexico, the hospital network of the state of Mexico within the country of Mexico, also purchased over $200,000 in Niccomo monitors during the first quarter of 2008.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 2% during fiscal 2008 to $6.8 million, representing 28% of consolidated net sales, compared with $6.7 million or 31% of consolidated net sales during fiscal 2007.

We believe that sensor revenue growth, to some degree, will be based upon an increasing mix of BioZ Dx Systems in our installed base and the success of our CAS team’s focused customer service efforts and expansion of the ICG CERTIFIED™ program. We also offer a discount sensor program to our domestic customers, which includes considerable discounts and fixed pricing on sensor purchases in exchange for minimum periodic sensor purchase commitments.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $0.7 million and $0.6 million for the twelve months ended November 30, 2008 and 2007, respectively.

Stock-Based Compensation Expense – Stock-based compensation expense for the year ended November 30, 2008 was $384,000, as compared to $381,000 for the year ended November 30, 2007. See Note 1 to the Consolidated Financial Statements for individual operating expense line item amounts.

Gross Margin – Gross margin was $17.5 million and $15.0 million for the years ended 2008 and 2007, respectively. The current year increase was largely the result of higher sales volume and lower expenses related to our provision for excess, slow moving or obsolete inventory. As a percentage of net sales, gross margin in 2008 was 72%, up from 68% in 2007. The increased percentage during fiscal 2008 was primarily the result of 9% higher net average unit selling prices, lower sales return reserve requirements, lower manufacturing overhead costs and lower inventory reserve requirements.

Research and Development – Our investment in research and development for the year ended November 30, 2008 was $1,518,000, as compared to $1,706,000 during the year ended November 30, 2007, a decrease of 11%. The $188,000 decrease was principally due to improved efficiencies and reduced personnel and related expenses as part of our ongoing cost containment focus in support of our plan to regain profitability. We anticipate that research and development expenses will increase by approximately 20% during our upcoming fiscal 2009 due to new product initiatives and their related development costs.

Selling and Marketing – Selling and marketing expenses increased $394,000 or 3% to $15,088,000 in 2008, from $14,694,000 in 2007. The increase in expenses was primarily due to a $425,000 increase in personnel and related expenses and $120,000 of depreciation on sales demonstration equipment. This was partially offset by a $295,000 reduction in marketing and clinical expenses.

General and Administrative – General and administrative expenses for the year ended November 30, 2008 was $2,839,000, a decrease of 10% or $321,000, from $3,160,000 in 2007. The decrease during 2008 was principally due to a $344,000 reduction in accounting related fees as a result of us no longer being an accelerated filer under SEC rules.

Amortization of Intangible Assets – Amortization of intangible assets in 2008 was $122,000, a decrease of $25,000 or 17%, from $147,000 in 2007. The decrease in 2008 was principally due to nearing the end of the amortized life of Medis-developed technology assets.

Other Income (Expense) – Interest income was $247,000 during 2008, down from $255,000 in 2007. The decrease of $12,000 was principally due to lower average interest rates earned during 2008 and fewer internally financed long-term receivables.

Interest expense for 2008 was $963,000, a decrease of $74,000 from $1,037,000 in 2007. The decrease was principally due to lower average debt balances during 2008. This was partially offset by a $70,000 increase in accretion under the effective interest method on our convertible notes.

Foreign currency gain during 2008 was $17,000 as compared to a foreign exchange loss of $85,000 in fiscal 2007. The $102,000 change was due to the strengthening of the US Dollar against the Euro, and related decreases in Euro denominated deferred acquisition costs.

Minority Interest in Income of Subsidiary – Minority interest in income of Medis in 2008 and 2007 was $180,000 and $78,000, respectively, and represents the 20% minority share interests retained by the founders. The increase during 2008 is the result of the significantly higher income earned during the period by our Medis subsidiary, largely related to large Eastern European hospital and Mexico shipments recorded during the first quarter of 2008.

Income Tax Provision – For the twelve months ended November 30, 2008, we recorded a tax provision of $441,000, an increase of $120,000 over the $321,000 provision recorded for the twelve months ended November 30, 2007. In each of the reported periods, the tax provisions are based on estimated foreign taxes and estimated minimum U.S. income and franchise taxes. The increase during fiscal 2008 is the result of the significantly higher income earned during the period by our Medis subsidiary resulting from large Eastern European hospital and Mexico shipments made in the first quarter of 2008 reduced by a lower income tax rate in 2008.

Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses. However, because foreign income is not shielded by our deferred tax assets, we record a tax provision based on estimated foreign taxes resulting from the income earned by our Medis subsidiary during the period.

Income (Loss) from Discontinued Operations – For the year ended November 30, 2008, we recorded income from discontinued operations of $127,000, as compared to a loss from discontinued operations of $10,614,000. The income reported during fiscal 2008 is due to the release of estimated previously accrued expenses related to the sale of our former Vermed subsidiary since we do not expect to incur any additional expenses associated with the disposition of this subsidiary. The net loss during fiscal 2007 was principally due to an $11,068,000 charge for impairment of intangible assets of the Vermed subsidiary that was sold in 2007.

Liquidity and Capital Resources

Net cash used in continuing operations for the twelve months ended November 30, 2008 was $1,463,000, down from $2,259,000 in the same period last year. Including discontinued operations, net cash used in operations was $1,071,000 during the twelve months ended November 30, 2007. From an operating cash flow perspective, the $3,219,000 net loss we incurred during fiscal 2008, included a number of non-cash charges, including: provision of $866,000 for doubtful accounts and sales returns, $469,000 for depreciation, $505,000 for accretion of the discount on our convertible notes and $384,000 for stock-based compensation expense, none of which affect cash flow. Besides the net losses, the most significant effect on operating cash between 2007 and 2008 was the receipt of a prepaid customer deposit in the fourth quarter of 2007 associated with a large sale to an Eastern European hospital purchaser that shipped in the first quarter of 2008. Because we have Euro denominated assets and liabilities associated with our Medis operations, exchange rate fluctuations will effect the period to period US dollar reported values of these items.

In the twelve months ended November 30, 2008, net cash used in investing activities from continuing operations was $72,000, down from net cash provided by investing activities from continuing operations of $1,462,000 during the twelve months ended November 30, 2007. Investing cash provided by continuing operations during fiscal 2007 was principally due to the maturity of $1,510,000 certificates of deposit. The investing cash use during fiscal 2008 was for purchases of property, plant and equipment totaling $72,000, compared with $48,000 during fiscal 2007. Most of the purchases in both periods relate to computer equipment and sales demonstration equipment. As we replace and upgrade our existing computer hardware and software and add additional sales personnel, we expect to continue to invest in new computer and demonstration equipment in future periods, however, we believe that purchases of property, plant and equipment in future periods will not materially increase.

Net cash used in financing activities from continuing operations during fiscal 2008 was $14,000, down from a net cash use of $2,311,000 during fiscal 2007, as a result of repayment of our former bank debt in the third quarter of 2007 from the proceeds of the sale of Vermed.

On April 11, 2006, we issued $5.25 million of Convertible Notes to affiliates of our largest institutional shareholder. The Convertible Notes, originally due in 2009, are convertible into common stock at $8.05 per share. The Convertible Notes were determined to contain an embedded derivative liability because the conversion price of the debt could be adjusted if we issued common stock at a lower price. We evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require us to deliver more shares than are authorized. Under the accounting rules, this required us to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The proceeds received on issuance of the Convertible Notes were allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Notes, with the remaining proceeds allocated to the notes payable, resulting in the Convertible Notes being recorded at a significant discount from their face amount

On November 29, 2006, we entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes to April 2011, added a put option under which the holders could have elected in January 2009 to be repaid in April 2009, and eliminated the embedded derivative instrument by revising the anti-dilution language. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity. The holders of the Convertible Notes were required to notify us in writing no later than January 11, 2009, in order to exercise their put option to be repaid on April 11, 2009. The holders of the Convertible Notes did not make the election for early repayment and, as a result, the notes and any accrued but unpaid interest are scheduled to be repaid on April 11, 2011.

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at November 30, 2008 of $193,000 (€152,000), which includes imputed interest through April 2009. The deferred acquisition payment and related accrued interest is classified as a current liability in the consolidated balance sheet. The letters of credit due to expire in June 2009 are secured by a certificate of deposit of $250,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

At November 30, 2008, we have net operating loss carryforwards of approximately $52.5 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and managements’ consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

In April 2007, we received a Nasdaq Deficiency Letter indicating that our common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because our common stock closed below $1.00 per share for 30 consecutive trading days. We were afforded 180 calendar days to regain compliance with the minimum bid requirement. Because our stock did not exceed the $1.00 minimum bid price for at least 10 consecutive business days within that 180 day period, we elected to transfer our common stock from the Nasdaq Global Market to the Nasdaq Capital Market in October 2007. At that time, we were granted a second 180 calendar days, or through mid-April 2008, to regain compliance while listed on the Nasdaq Capital Market. On May 8, 2008, our shareholders approved a reverse split of one-for-seven shares of our common stock and proportionate reduction in the number of authorized shares of our common and preferred stock. On May 9, 2008, our common stock began trading on a split-adjusted. On May 23, 2008, the Company received notification from Nasdaq that it had regained compliance with the listing requirements. Our stock has traded below the $1.00 minimum bid price since October 14, 2008. Because of recent volatility in the financial markets, Nasdaq temporarily suspended the continued listing requirements related to bid price and market value during the period of October 16, 2008 to April 19, 2009.

We believe that over the next 12 months we will return to positive operating cash flow and we further believe that our cash and cash equivalent balances will be sufficient to support our ongoing operating plans, fund our anticipated capital expenditures and to meet our working capital requirements. Over the longer term, we will be required to repay our Convertible Notes due April 11, 2011. While we believe that we are adequately capitalized, our long-term liquidity will depend to some extent on our ability to commercialize the BioZ and other products. Therefore, we may attempt to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements. In addition, we may seek ways to maximize shareholder value including appropriate acquisition, restructuring or divestiture opportunities. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities.

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

Revenue Recognition – We recognize revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the

Company does not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. On occasion, we offer customers a limited Medicare reimbursement guarantee under which we would be responsible for the remaining unbilled payments, however, we believe the probability of payment is remote and thus recognize full revenue on the sale. Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

Occasionally we sell products under long-term financing arrangements and we perform credit checks and other procedures to determine if the buyer is credit worthy. When collectability is reasonably assured, we recognize the present value of the minimum payments using the rate implicit in the financing agreement as revenue at the time of sale and recognize interest income over the term of the contract. For our Fiscal years ended 2008 and 2007, these long-term financing arrangements accounted for approximately 0.9% and 1.5%, respectively, of net sales. Revenue for extended warranty contracts beyond our standard warranty is recognized evenly over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. For our Fiscal years ended 2008 and 2007, revenue form these extended warranty contracts accounted for approximately 0.9% and 1.0%, respectively, of net sales.

Allowance for Doubtful Accounts and Sales Returns – We maintain an allowance for doubtful accounts and notes receivable to cover estimated losses resulting from the inability of our customers to make required payments. We have both a general reserve, based upon historical experience, and specific reserves for accounts we determine to have collection risk. We determine the adequacy of this allowance by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, notes receivable payments and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required.

Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to current period sales recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for product returns. We are able to estimate these allowances and reserves based on our experience and mix of customers.

Inventory Valuation and Reserves – We value our inventory at the lower of cost, using the first-in, first-out method, or market. We include expenses incurred to procure, receive, inspect, store, assemble, test and ship our products in an overhead pool that gets capitalized into inventory based on our standard material overhead rate which is applied as material is received. The overhead absorbed is adjusted to the actual rate incurred based on a four quarter rolling average. Demonstration units used by our sales personnel that are expected to be sold in the near term are classified as inventory, whereas units on loan for clinical trials, rentals or research are classified as fixed assets. We maintain inventory reserves for demonstration inventory used by our sales personnel, potential excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. We review inventory on hand quarterly and record provisions for sales demonstration inventory, potential excess, slow moving or obsolete inventory based on several factors, including our current assessment of future product demand, historical experience, and product expiration. Inventory reserves assigned to specific items are considered an adjustment of basis and are not reversed.

Valuation of Goodwill – We perform an annual review of goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” In order to determine if the carrying value of a reporting unit exceeds its fair value, management prepares a discounted cash flow model for the Medis reporting unit that incorporates various assumptions regarding revenue and expense levels, income tax rates, working capital and capital spending requirements as well as the appropriate discount rate to apply. Each of these factors, while reasonable, requires a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition to the discounted cash flow models, management reviews the enterprise value (market capitalization plus interest bearing debt) of each reporting unit, based upon the enterprise value of the consolidated company, as a multiple of sales in comparison to prior periods and other comparable public companies in the same or similar industries. Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations also affect enterprise value from period to period.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and the Company anticipates adoption in the first quarter of fiscal 2010. The Company has not determined the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is required to adopt the pronouncement in the first quarter of fiscal 2009. The Company does not believe that the impact of the adoption of this FSP will be material to its financial position and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1. The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If applicable, the Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The Company is required to adopt the pronouncement in the first quarter of fiscal 2010, however the Company does not expect that the adoption of APB 14-1 will be material to its financial position and results of operations.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management believes the adoption of EITF 07-05 in fiscal 2010 will not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The Statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal periods beginning after December 15, 2009 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2010. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CardioDynamics International Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of CardioDynamics International Corporation as of November 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CardioDynamics International Corporation at November 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

San Diego, California
February 10, 2009

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands)

	November 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$6,056	$7,896
Cash and cash equivalents - restricted	250	466
Accounts receivable, net of allowances and sales returns of $763 in 2008 and $1,105 in 2007	3,918	4,475
Inventory, net	1,490	1,948
Current portion of long-term and installment receivables	169	340
Other current assets	255	317

Total current assets	12,138	15,442
Long-term receivables, net	226	309
Property, plant and equipment, net	1,142	1,604
Intangible assets, net	53	179
Goodwill	1,977	2,303
Other assets	30	30

Total assets	$15,566	$19,867

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,605	$1,330
Accrued expenses and other current liabilities	445	573
Accrued compensation	1,459	1,532
Income taxes payable	168	164
Current portion of deferred revenue	91	201
Current portion of deferred rent	148	135
Current portion of deferred acquisition payments	184	210
Provision for warranty repairs - current	141	164
Current portion of long-term debt	28	32
Customer deposits	230	1,279

Total current liabilities	4,499	5,620

Long-term portion of deferred revenue	167	51
Long-term portion of deferred rent	13	161
Long-term portion of deferred acquisition payments	-	210
Provision for warranty repairs - long-term	285	277
Long-term debt, less current portion	4,039	3,619

Total long-term liabilities	4,504	4,318

Total liabilities	9,003	9,938

Minority interest	472	407
Commitments and contingencies (Note 14)	-	-
Shareholders’ equity:
Preferred stock, 18,000 shares authorized, no shares issued or outstanding in 2008 and 2007	-	-
Common stock, no par value, 100,000 shares authorized, 7,223 and 7,045 shares issued and outstanding at November 30, 2008 and 2007, respectively	65,018	64,634
Accumulated other comprehensive income	108	704
Accumulated deficit	(59,035)	(55,816)

Total shareholders’ equity	6,091	9,522

Total liabilities and shareholders’ equity	$15,566	$19,867

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	For the years ended November 30,
	2008	2007

Net sales	$24,517	$21,850
Cost of sales	6,976	6,897

Gross margin	17,541	14,953

Operating expenses:
Research and development	1,518	1,706
Selling and marketing	15,088	14,780
General and administrative	2,839	3,160
Amortization of intangible assets	122	147

Total operating expenses	19,567	19,793

Loss from operations	(2,026)	(4,840)

Other income (expense):
Interest income	247	255
Interest expense	(963)	(1,037)
Foreign currency gain (loss)	17	(85)
Other, net	-	21

Other income (expense), net	(699)	(846)

Loss before taxes and minority interest	(2,725)	(5,686)
Minority interest in income of subsidiary	(180)	(78)
Income tax provision	(441)	(321)

Loss from continuing operations	(3,346)	(6,085)
Income (loss) from discontinued operations	127	(10,614)

Net loss	$(3,219)	$(16,699)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.47)	$(0.87)

Income (loss) from discontinued operations	$0.02	$(1.51)

Net loss	$(0.45)	$(2.38)

Weighted-average number of shares used in per share calculation:
Basic and diluted	7,184	7,014

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(In thousands)

			Accumulated Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholders’	Comprehensive
	Shares	Amount	Income (Loss)	Deficit	Equity	Income (Loss)

Balance at November 30, 2006	6,976	$64,254	$269	$(39,117)	$25,406	$(6,327)

Stock based compensation expense	—	380	—	—	380	—
Issuance of common stock – restricted stock grants	69	—	—	—	—	—
Foreign currency translation adjustment, net of deferred taxes of $0	—	—	435	—	435	435
Net loss	—	—	—	(16,699)	(16,699)	(16,699)

Balance at November 30, 2007	7,045	64,634	704	(55,816)	9,522	(16,264)

Stock based compensation expense	—	384	—	—	384	—
Issuance of common stock – restricted stock grants	178	—	—	—	—	—
Foreign currency translation adjustment, net of deferred taxes of $0	—	—	(596)	—	(596)	(596)
Net loss	—	—	—	(3,219)	(3,219)	(3,219)

Balance at November 30, 2008	7,223	$65,018	$108	$(59,035)	$6,091	$(3,815)

See accompanying notes to consolidated financial statements

CARDIODYNAMICS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended November 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,219)	$(16,699)
(Income) loss from discontinued operations	(127)	10,614
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	180	78
Depreciation	469	407
Amortization of intangible assets	122	147
Accretion of discount on convertible notes	505	436
Reduction in provision for warranty repairs	(24)	149
Provision for doubtful accounts and sales returns	866	1,097
Reduction in provision for doubtful long-term receivables	(90)	(85)
Stock-based compensation expense	384	381
Other non-cash items, net	(67)	(58)
Changes in operating assets and liabilities:
Accounts receivable	(327)	(964)
Inventory	338	496
Long-term and installment receivables	344	665
Other current assets	56	46
Other assets	1	(24)
Accounts payable	283	(33)
Accrued expenses and other current liabilities	17	(108)
Accrued compensation	(46)	48
Income taxes payable	22	24
Deferred revenue	5	34
Deferred rent	(135)	(111)
Customer deposits	(1,020)	1,201

Net cash used in continuing operations	(1,463)	(2,259)
Net cash provided by discontinued operations	-	1,188

Net cash used in operating activities	(1,463)	(1,071)

Cash flows from investing activities:
Maturities of short-term investments	-	1,510
Purchases of property, plant and equipment	(72)	(48)

Net cash provided by (used in) investing activities - continuing operations	(72)	1,462
Investing cash used in discontinued operations	-	(336)
Proceeds from the sale of assets held for sale, net of cash sold	-	7,575

Net cash provided by (used in) investing activities	(72)	8,701

Cash flows from financing activities:
Release (restriction) of cash	216	(466)
Repayment of debt	(35)	(1,685)
Payment of deferred acquisition costs	(195)	(160)

Net cash used in financing activities - continuing operations	(14)	(2,311)
Financing cash used in discontinued operations	-	(46)

Net cash used in financing activities	(14)	(2,357)

Effect of exchange rate changes on cash and cash equivalents	(291)	255

Net increase (decrease) in cash and cash equivalents	(1,840)	5,528
Cash and cash equivalents at beginning of period	7,896	2,368

Cash and cash equivalents at end of period	$6,056	$7,896

Supplemental disclosures of cash flow information:
Interest paid	$463	$655

Income taxes paid	$400	$211

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is an innovator of an important medical technology called Impedance Cardiography (“ICG”). The Company develops, manufactures and markets noninvasive ICG diagnostic and monitoring devices and proprietary ICG sensors in the United States and throughout the world. The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993.

Principles of Consolidation

The consolidated financial statements include the accounts of CardioDynamics International Corporation and its majority owned subsidiary as well as the results of its Vermed subsidiary, which are recorded in discontinued operations. Financial statement presentation for prior period has been reclassified to conform to current period presentation including a reclassification of $278,000 between inventory reserve for obsolescence and excess inventory and fixed asset depreciation on demonstration equipment. All significant intercompany accounts and transactions have been eliminated in consolidation.

On August 31, 2007, CardioDynamics sold its Vermed subsidiary to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a purchase price of approximately $8,000,000, which resulted in net cash proceeds of $7,575,000. The results of Vermed are reported as discontinued operations within the Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable, inventory and long-term receivables, impairment of goodwill and other intangible assets, recognizing the fair value of stock-based compensation, valuation allowance of deferred tax assets, the ability to estimate warranty obligations, provisions for returns and allowances and the determination of whether collection of revenue arrangements is reasonably assured.

Revenue Recognition

The Company recognizes revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. On occasion, the Company offers customers a limited Medicare reimbursement guarantee under which the Company would be responsible for the remaining unbilled payments. However, the Company believes the probability of payment is remote and thus recognizes full revenue on the sale. Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

The Company also occasionally sells products under long-term financing arrangements and when collectability is reasonably assured, recognizes the present value of the minimum payments, based on the interest rate implicit in the financing agreement, as revenue at the time of sale. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. In 2008 and 2007, these long-term financing arrangements accounted for approximately 0.9% and 1.5%, respectively, of net sales. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. In 2008 and 2007, revenue from extended warranty contracts accounted for approximately 0.9% and 1.0%, respectively, of net sales.

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

Accounts Receivable

The Company provides allowances against trade receivables and notes receivable for estimated losses resulting from customers’ inability to pay. The adequacy of this allowance is determined by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, note receivable payments, and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required. Also included in the allowance for doubtful accounts is an estimate of potential future product returns related to product sales. The Company analyzes the rate of historical returns when evaluating the adequacy for product returns which is recorded as a reduction of current period revenue.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if an event or circumstances indicates that impairment has occurred. The Company performs impairment reviews at the reporting unit level and uses both a discounted cash flow model, based on management’s judgment and assumptions, and a market capitalization model, comparing to other similar public company’s revenues and enterprise values, to determine the initial estimated fair value of our single reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. Goodwill is recorded on the books of our Medis Medizinische Messtechnik GmbH (“Medis”) subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period. Impairment testing indicated that the estimated fair value of our Medis subsidiary exceeded its corresponding carrying amount, as such, no impairment exists as of November 30, 2008 or 2007.

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

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. As of November 30, 2008 and 2007, there was no impairment recorded.

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

Deferred Acquisition Payments

On April 29, 2004, we purchased 80% of Medis. Part of the purchase price included 760,000 Euros ($804,000 on the acquisition date) due in equal annual installments over a period of five years. The deferred acquisition principal payment amount due is classified as a current liability in the consolidated balance sheet. The accrued interest relating to the deferred acquisition payment is classified as a current liability in the consolidated balance sheet. Interest on the debt was imputed at the time of the acquisition and is recorded as interest expense each period in the consolidated statement of operations. Foreign exchange gains and losses due to changes in the value of the Euro, as compared to the US Dollar, are recorded each period as foreign currency gains or losses in the consolidated statement of operations.

Research and Development

Research and development costs are expensed in the period incurred.

Advertising

Advertising costs are expensed in the period incurred. Advertising costs applicable to continuing operations, including trade show expenses, amounted to $834,000 in 2008 and $991,000 in 2007.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity that are excluded from net income (loss). It includes foreign currency translation adjustments. Comprehensive income (loss) for the years ended November 30, 2008 and 2007 has been reflected in the consolidated statements of shareholders’ equity.

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

We have a payable relating to the Medis acquisition that is denominated in a foreign currency. This payable is reported as deferred acquisition payments in the consolidated balance sheet. The carrying amount of this payable is recorded at net present value and is subject to changes in currency exchange rates and the unrealized gains or losses are included in the determination of net income (loss) in the consolidated statements of operations as foreign currency gain (loss).

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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. The Company did not enter into any derivative agreements during fiscal 2008 or 2007.

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

During the third quarter of 2008, certain executive officers of the Company voluntarily surrendered for cancellation a total of 251,047 previously granted stock options, including 86,143 of options granted outside of the 1995 and 2004 Plans, which had an exercise price in excess of the current market price of the Company’s common stock. All of these shares were granted and had vested prior to the adoption of SFAS 123R. The surrender of these shares did not have any impact on stock-based compensation expense. These stock options had a weighted average strike price of $25.43 per share.

For the twelve months ended November 30, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations was $384,000 and $380,000, respectively, charged as follows (in thousands):

	2008	2007
Cost of sales	$14	$12
Research and development	37	22
Selling and marketing	51	99
General and administrative	282	248

	384	381
Loss from discontinued operations, net of income tax	-	(1)

Total stock based compensation expense	$384	$380

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations.

The weighted-average fair value of options granted using the Black-Scholes option pricing model with the following valuation assumptions and weighted-average fair values is as follows:

	2008	2007
Weighted-average fair value of options granted	$1.32	$3.63

Expected volatility	65.5%	64.7%

Dividend yield	0%	0%

Risk-free interest rate	3.2%	4.6%

Expected term in years	5.8	5.9

Expected forfeiture rate	6.3%	8.7%

Expected Volatility – The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield – The Company has historically not paid, and currently does not anticipating paying, cash dividends on its common stock.

Risk-free Interest Rate – The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years – The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Expected Forfeitures (unvested shares) and Expirations (vested shares) – Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures, including expirations, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience

Stock based compensation charges are recognized using the straight-line method over the requisite service period.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. Basic and diluted net loss per share are the same for the twelve months ended November 30, 2008 and 2007, as all potentially dilutive securities are antidilutive.

The following potentially dilutive instruments were not included in the diluted per share calculation for the twelve months ended November 30, 2008 and 2007, respectively, as their effect was antidilutive (in thousands):

	For the years ended November 30,
	2008	2007
Weighted average common shares outstanding - basic	7,184	7,014
Effect of dilutive securities:
Convertible notes	652	652

Potentially dilutive shares	652	652

Weighted average common shares outstanding - dilutive	7,836	7,666

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and the Company anticipates adoption in the first quarter of fiscal 2010. The Company has not determined the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is required to adopt the pronouncement in the first quarter of fiscal 2009. The

Company does not believe that the impact of the adoption of this FSP will be material to its financial position and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1. The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If applicable, the Company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The Company is required to adopt the pronouncement in the first quarter of fiscal 2010. The Company does not expect that the adoption of APB 14-1 will be material to its financial position and results of operations.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management believes the adoption of EITF 07-05 in fiscal 2010 will not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The Statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and is required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) would have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal periods beginning after December 15, 2009 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2010. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

(2)	Geographic and Customer Information

Significant Customers

During the fiscal years ended November 30, 2008 and 2007, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

Geographic Information

Net sales for domestic and international customers, based upon customer location, for the years ended November 30 were as follows (in thousands):

	November 30,
	2008	2007
United Sates	$19,819	$19,132
International (1)
Medis	3,325	2,102
Other international	1,373	616

Total international	4,698	2,718

Total consolidated net sales	$24,517	$21,850

Income before taxes and minority interest for our majority owned Medis subsidiary was $1,216,000 and $535,000 for the years ended November 30, 2008 and 2007, respectively.

Net long-lived assets by geographic area at November 30 were as follows (in thousands):

	November 30,
	2008	2007
United States	$268	$589
Europe	2,904	3,497

Net long-lived assets (2)	$3,172	$4,086

(1)	Sales to customers attributed to geographical areas other than the United States are not material for purposes of separate disclosure.
(2)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

(3)	Inventory

Inventory consists of the following at November 30 (in thousands):

	2008	2007
Electronic components and subassemblies	$959	$1,524
Finished goods	1,245	1,479
Demonstration units	627	735
Less provision for obsolete and slow-moving inventory	(1,197)	(1,623)
Less provision for demonstration inventory	(144)	(167)

Inventory, net	$1,490	$1,948

(4)	Long-Term Receivables

The Company primarily relies on third party financing and normal trade accounts receivable terms for its domestic equipment sales, however, the Company has, on occasion provided its customers in-house financing with maturities ranging from 24 to 60 months. When collectability is reasonably assured, revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement and interest income is deferred and recognized on a monthly basis over the term of the contract. When collectability is not reasonably assured, we defer the revenue over the cash collection period. During the twelve months ended November 30, 2008 and 2007, revenue from long term financing sales accounted for 0.9% and 1.5%, respectively, of net sales. The long-term receivables resulting from internal financing are collateralized by the individual systems.

Long-term receivables consist of the following at November 30 (in thousands):

	2008	2007
Long-term receivables, net of deferred interest	$415	$731
Less allowance for doubtful long-term receivables	(20)	(110)

	395	621
Less current portion of long-term receivables	(169)	(312)

Long-term receivables and note receivable, net	$226	$309

(5)	Property, Plant and Equipment

Property, plant and equipment at November 30 consist of the following (in thousands):

	Estimated Useful Life (in years)	2008	2007
Land	-	$89	$104
Buildings and improvements	5 - 35	1,512	1,646
Computer software and equipment	3 - 5	992	1,042
Manufacturing, lab equipment and fixtures	3 - 20	448	435
Office furniture and equipment	3 - 8	338	342
Sales equipment and exhibit booth	2 - 5	439	361
Auto	5	20	23

		3,838	3,953
Accumulated depreciation		(2,696)	(2,349)

Property, plant and equipment, net		$1,142	$1,604

At November 30, 2008 and 2007, the Company had (net) $397,000 and $319,000, respectively, of demonstration units which had previously been classified as inventory that are now classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

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

In the fourth quarter of 2008, the Company performed its annual impairment review of goodwill and intangible assets. Based on this analysis, there was no impairment of goodwill or intangible assets at November 30, 2008. In addition to the annual review, an interim review is required if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of entering into an agreement on June 25, 2007 for the sale of Vermed, the Company determined that it was more likely than not that an asset impairment had occurred and that the assets were impaired as of the end of the second quarter ended May 31, 2007. Therefore, an estimated impairment charge of $11.3 million was recorded in the second quarter of 2007 which reduced the goodwill relating to Vermed to zero and reduced the intangible assets of Vermed by $1.8 million to $987,000 at May 31, 2007. At August 31, 2007, the estimated impairment charge was updated and the Company recorded a $232,000 impairment reversal as part of discontinued operations for the quarter. The remaining goodwill at November 30, 2008 relates to our Medis subsidiary. Goodwill is recorded on the books of our subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period.

The Company recorded $122,000 and $147,000 of amortization expense relating to continuing operations during the years ended November 30, 2008 and 2007, respectively. Estimated amortization expense for the years ending November 30 is as follows, (in thousands):

2009	$36
2010	$8
2011	$6
2012	$3
2013	$—

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	November 30, 2008			November 30, 2007
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	$415	$(392)	$23	$483	$(355)	$128
Patents	5	155	(125)	30	155	(104)	51

		$570	$(517)	$53	$638	$(459)	$179

(7)	Guarantees

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

The following table summarizes information related to the Company’s warranty provision for the years ended November 30, 2008 and 2007 (in thousands):

	Year Ended November 30,
	2008	2007
Beginning balance	$441	$402
Provision for warranties issued, net of adjustments and expirations	36	139
Warranty expenditures incurred	(52)	(100)

Ending balance	$425	$441

Reimbursement

In 2007, the Company expanded a previous sales program which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be remote.

(8)	Financing Agreements

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at November 30, 2008 of $193,000 (€152,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is classified as a current liability in the consolidated balance sheet. The letters of credit, due to expire in June 2009, are secured by a certificate of deposit of $250,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Also in connection with the acquisition of Medis in 2004, the Company assumed two bank loans with the Sparkasse Arnstadt-Ilmenau bank. Under the terms of the loan agreement, the loans are secured by a pledge of the building valued at 760,000 Euros ($965,000) as of November 30, 2008. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011 and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 6.1% through July 30, 2011 and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021 (see Note 9).

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

On November 29, 2006, the Company entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes from April 11, 2009 to April 11, 2011, however it also added a put option under which the holders may elect to be repaid up to the full $5.25 million, plus accrued interest, on April 11, 2009, and eliminated certain language that previously resulted in the inability to fix the number of shares issuable upon conversion causing the embedded conversion feature to be subject to SFAS 133. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity. The holders of the Convertible Notes did not exercise this put option, and as a result, the notes are scheduled to be repaid on April 11, 2011.

The carrying value of the Convertible Notes will accrete up to the face value over the life of the Convertible Notes. The Company recorded accretion of $505,000 and $436,000 for the years ended November 30, 2008 and 2007, respectively, related to the Convertible Notes. For the years ended November 30, 2008 and 2007, interest expense on the Convertible Notes was $421,000 and $420,000, respectively.

The amount recorded on the balance sheet at November 30, 2008 has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2007	$3,217
Accretion expense	505

Convertible notes carrying value at November 30, 2008	$3,722

Long-term debt consists of the following (in thousands):

	November 30,
	2008	2007
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(1,528)	(2,033)
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 6.1% (matures in 2021) (See Note 8)	331	405
Capital leases	14	29

Long-term debt	4,067	3,651
Less current portion	(28)	(32)

Long-term debt, less current portion	$4,039	$3,619

Maturities of the long-term debt at November 30, 2008 are as follows (in thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long-Term Debt
2009	$29	$-	$29
2010	15	-	15
2011	5,265	-	5,265
2012	15	-	15
2013	15	-	15
Thereafter	256	-	256

Total	$5,595	$-	$5,595

Capital Leases

The Company leases certain equipment under capital leases where the lessors retain a security interest in the equipment until the capital lease obligation is concluded. Capital leases included in property, plant and equipment are as follows at November 30 (in thousands):

	2008	2007
Office furniture and equipment	$74	$74
Less accumulated amortization	(66)	(57)

	$8	$17

(10)	Stock Split

On May 8, 2008, in response to our non-compliance with Nasdaq Stock Market rules requiring a minimum bid price of $1.00 per share, our shareholders approved a one-for-seven reverse stock split of our common stock and proportionate reductions in the number of authorized shares of our common and preferred stock, which became effective on May 9, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

(11)	Stock Options and Restricted Stock

In 2004, the shareholders approved the 2004 Stock Incentive Plan (the 2004 Plan), which replaced the 1995 Stock Option/Issuance Plan (the 1995 Plan). Although the 1995 plan remains in effect for outstanding options, no new options may be granted under this plan.

The 2004 Plan authorizes awards of the following types of equity-based compensation: incentive stock options (ISO), nonqualified stock options (NSO), stock appreciation rights, stock units and restricted stock. The total number of shares reserved and available under the 2004 Plan is 285,714 plus any shares remaining available for grant under the 1995 Plan on the effective date, including shares subject to outstanding options that are subsequently forfeited or terminate for any other reason before being exercised.

The exercise price of an ISO is not less than 100% of the fair market value of a share on the date of grant, and the exercise price of an NSO is not less 85% of the fair market value of a share on the date of grant. The Compensation Committee, at its sole discretion, determines the option exercise price, and an option’s maximum term is ten years.

The 2004 Plan provides for annual grants to each outside director who was not an employee of the Company within the preceding two years. In 2007, each outside director received an annual stock option grant for 1,714 stock options and 4,285 shares of restricted stock at fair market value for their services on the Board. The Board service options vest monthly over 12 months and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board. In 2008, each outside director received 5,000 shares of restricted stock at fair market value and either cash or 7,500 restricted shares for their services on the Board. The Board service shares vest on June 30, 2009. In fiscal 2008 and 2007, the Company’s Board of Directors granted an additional 2,500 and 857, respectively, restricted shares to the Company’s Audit Committee Chairman.

The Option Plans also provided for grants of options and issuances of stock in exchange for professional services or incentives. During fiscal 2008 and 2007, there were no options granted in exchange for services. Compensation expense is calculated using the Black-Scholes option pricing model and is recorded during the period the services were provided or, in the case of options granted for services already provided, the period when the option was granted. At November 30, 2008, there were 252,126 shares available for grant under the 2004 Plan.

At November 30, 2008 and 2007, the number of options exercisable was 216,728 and 490,986, respectively, and the weighted-average exercise prices of those options were $18.35 and $25.01, respectively.

The following is a summary of stock option activity under the stock option plans as of November 30, 2008 and changes during the twelve month periods ended 2007 and 2008:

	Number of shares	Weighted- average exercise price

Options outstanding at November 30, 2006	695,986	$24.63

Granted	75,168	5.81
Exercised	-	-
Forfeited (unvested shares)	(35,111)	7.76
Expired (vested shares)	(170,351)	26.69

Options outstanding at November 30, 2007	565,692	22.56

Granted	165,306	2.19
Exercised	-	-
Forfeited (unvested shares)	(47,487)	3.91
Expired/Surrendered (vested shares)	(312,595)	27.24

Options outstanding at November 30, 2008	370,916	$11.92

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at November 30, 2008:

Range of exercise prices	Options Outstanding			Options Outstanding
	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.00	6,350	10.0	$0.83	100	$0.90
1.01 - 2.00	48,109	9.7	1.52	1,768	1.40
2.01 - 3.00	88,689	9.1	2.65	12,282	2.91
3.01 - 4.00	7,079	8.6	3.72	3,361	3.72
4.01 - 5.00	8,761	8.5	4.59	4,709	4.61
5.01 - 10.00	106,569	6.8	8.10	89,561	8.13
10.01 - 20.00	21,078	4.8	14.88	20,666	14.95
20.01 - 30.00	28,582	3.8	24.81	28,582	24.81
30.01 - 40.00	31,083	4.2	34.38	31,083	34.38
40.01 - 83.13	24,616	3.4	44.24	24,616	44.24

	370,916	7.1	$11.92	216,728	$18.35

The aggregate intrinsic value of options outstanding and exercisable at November 30, 2008 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s ending stock price of $0.64 on November 30, 2008. The weighted-average remaining contractual term for exercisable options is 5.7 years. There were no stock option exercises during the twelve month periods ended November 30, 2008 or November 30, 2007.

A summary of the Company’s unvested stock options as of November 30, 2008 and changes during the twelve months ended November 30, 2008, were as follows:

	Number of options	Weighted- average grant date fair value
Unvested stock options at November 30, 2007	74,706	$4.00

Granted	165,306	1.32

Vested	(38,337)	3.41

Expired/forfeited	(47,487)	2.40

Unvested stock options at November 30, 2008	154,188	$1.77

On January 24, 2007, the Company granted an aggregate of 6,000 shares of restricted stock to its non-employee Directors under the 2004 Plan for board service at a grant date fair value of $49,000 ($8.12 per share). These restricted shares were granted in lieu of stock options or cash compensation and vested in six equal monthly installments, beginning on January 24, 2007. On August 28, 2007, the Company granted an aggregate of 21,429 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $63,000 ($2.94 per share). These shares vested in twelve equal monthly installments, beginning on September 28, 2007. On July 1, 2008, the Company granted an aggregate of 50,000 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $70,000 ($1.40 per share). These shares vest on June 30, 2009.

On January 24, 2007, the Company granted an aggregate of 47,857 restricted shares to its executive officers under the 2004 Plan at a grant date fair value of $389,000 ($8.12 per share). These restricted shares vest in two equal installments on January 24, 2009 and on January 24, 2012. On January 23, 2008, the Company granted an aggregate of 147,853 restricted shares to its executive officers under the 2004 Plan at a grant date fair value of $383,000 ($2.59 per share). These restricted shares vest in two equal installments on January 23, 2010 and on January 23, 2013.

A summary of the Company’s unvested restricted stock grants as of November 30, 2008 and changes during the twelve months ended November 30, 2008, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2007	58,209	$6.69

Granted	197,853	2.29

Vested	(18,927)	3.72

Expired/forfeited	(19,999)	3.38

Unvested restricted stock grants at November 30, 2008	217,136	$3.24

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant.

As of November 30, 2008, there was $506,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted-average period of 1.3 years.

(12)	Income Taxes

Income tax provision in the accompanying consolidated statements of operations is comprised of the following for the years ended November 30 (in thousands):

	2008	2007
Current:
Federal	$—	$—
State	(30)	(59)
Foreign	(441)	(262)

Total current	(441)	(321)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total deferred	—	—

Total provision	$(441)	$(321)

The difference between the income tax provision and income taxes computed using the U.S. federal income tax rate was as follows for the years ended November 30 (in thousands):

	2008	2007
Computed “expected” tax benefit	$885	$1,907
State and local taxes, net of federal benefit	24	29
Change in federal valuation allowance	(1,033)	(1,837)
Adjustment for prior year and expiring net operating losses	—	(74)
Accretion expense	(197)	(174)
Deferred compensation	(11)	(44)
Other	(109)	(128)

Provision for income taxes	$(441)	$(321)

At November 30, 2008, the Company had federal net operating loss carryforwards of approximately $52.5 million, which begin to expire in 2011.

The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, the Company may lose some or all of the tax benefits of these carry forwards. During fiscal 2004, the Company performed a §382 study and determined that the extent of such limitations for prior years had no effect on the availability of the current net operating losses. The Company believes that the above conclusion remains consistent for fiscal 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of November 30 are as follows (in thousands):

	2008	2007
Current deferred tax assets:

Allowance for doubtful accounts and returns	$304	$486

Inventory reserves	744	837

Deferred compensation	374	242

Accrued expenses	423	583

Deferred revenue	100	101

Other	52	60

Net current deferred tax assets	1,997	2,309

Current deferred tax liability:
Foreign currency translation	(42)	(282)
Convertible debt	(595)	(793)

Net current deferred tax liability	(637)	(1,075)

Subtotal deferred tax assets, current portion	1,360	1,234

Long-term deferred tax assets:
Net operating loss carryforwards	19,074	19,413

Fixed assets	309	97

Undistributed earnings of foreign subsidiary	209	160

Foreign tax credit carryforwards	269	—
Other	53	53

Net long-term deferred tax assets	19,914	19,723

Total deferred tax assets	21,274	20,957

Valuation allowance	(21,274)	(20,957)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred income tax assets, management follows the guidance contained within SFAS No. 109 “Accounting for Income Taxes,” which requires that deferred income tax assets or liabilities be reduced by a valuation allowance, if based on weight of available evidence, considering all relevant positive and negative, objective and subjective evidence, it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the loss carry forwards. In order to realize the benefit associated with net operating losses (NOL), the Company must earn cumulative Federal taxable income of at least $52.5 million prior to the expiration of those NOL’s. The Federal NOL’s will begin to expire in 2011 and will fully expire by 2028. Additionally, at November 30, 2008, the Company had California net operating loss carryforwards of approximately $11.7 million that begin to expire in fiscal 2015 and will fully expire by 2020.

Under provisions of SFAS No, 109, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as historical losses, uncertainty of future profitability and determination of exact net operating losses subject to section 382 limitations. The Company has experienced taxable losses during the majority of its reporting periods including its most recent period. Despite the Company’s forecasts for future taxable income, it is difficult to predict with certainty future taxable income due to business uncertainties and because of the tax expense from the exercise of stock options and warrants which are not in the control of management. The Company’s historical operating losses, particularly the loss incurred in the most recent period make it very difficult to rely on projections beyond a relatively short forecast window to meet the “more likely than not” standard required to conclude that its deferred tax assets will be fully utilized. Therefore, management has concluded that it continues to be appropriate to record a valuation allowance equal to the total deferred income tax assets at November 30, 2008. In 2008, the valuation allowance increased by $119,000.

The Company adopted the provisions of FIN 48 effective for the first quarter of fiscal year 2008. The total amount of unrecognized tax benefits at November 30, 2008 and November 30, 2007 are $40,000 for each of the periods. The unrecognized tax benefits relate entirely to potential state tax assessments. The amount of unrecognized tax benefits at November 30, 2008 that would impact the effective tax rate if resolved in favor of the Company is $40,000. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.

	2008	2007
Beginning unrecognized tax benefit	$40	$40
Increase/(decrease) due to:
Tax positions taken during a prior period	—	—
Tax positions taken during current period	—	—
Settlements with taxing authorities	—	—
Lapse of applicable statute of limitations	—	—

Ending unrecognized tax benefit	$40	$40

(13)	Income (Loss) from Discontinued Operations

As a result of a multi-year decline in operating performance and to allow the Company to raise cash to invest in its ICG business, which represents the greatest potential for growth, CardioDynamics sold its Vermed subsidiary to MDP, an entity formed by certain management team members of Vermed, for a cash purchase price of approximately $8,000,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a five-year ICG sensor purchase agreement with Vermed that has long-term product pricing. Pricing is not considered beneficial or detrimental to the Company. The results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows.

The following table summarizes the financial activities for our discontinued operations during the twelve months ended November 30, 2008 and 2007 (In thousands):

	November 30,
	2008	2007
	(unaudited)	(unaudited)
Net sales	$-	$7,883
Cost of sales	-	5,366

Gross margin	-	2,517

Operating expenses:
Research and development	-	251
Selling and marketing	-	950
General and administrative	(127)	643
Amortization of intangible assets	-	228
Impairment of intangible assets	-	11,068

Total operating expenses	(127)	13,140

Income (loss) from operations	127	(10,623)

Other income	-	9

Income (loss) from discontinued operations	$127	$(10,614)

The following table summarizes the gain on the disposal of Vermed at August 31, 2007, which is included in discontinued operations within the Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows (Unaudited - in thousands):

Sales price	$8,023
Investment in Vermed, net(1)	7,791

Gain on sale of Vermed	$232

(1)	Investment in Vermed is net of closing expenses and an impairment charge of $11.3 million, which was recorded in the second quarter of 2007.

(14)	Commitments and Contingencies

Letters of Credit

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at November 30, 2008 of $193,000 (€152,000), which include imputed interest through April 2009. The deferred acquisition payments and related accrued interest is classified as a current liability in the consolidated balance sheet. The letters of credit, due to expire in June 2009, are secured by a certificate of deposit of $250,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

Operating Leases

In March 2005, the Company amended the operating lease for its 33,000 square-foot facility in San Diego, California, to extend the term of the lease to December 31, 2009, and to provide for an additional $197,000 of tenant improvement allowance for building improvements. The lease payment on the original 18,000 square-feet of the facility were $19,735 per month through July 31, 2007, and increased to $21,690 per month through July 31, 2008 with annual increases of 3% each anniversary thereafter. The lease payments on the 15,000 square-foot expansion space was $14,553 per month as of November 1, 2007, and increased to $15,003 as of November 1, 2008. As of November 30, 2008, the total future lease commitments on the amended lease through December 31, 2009, approximate $490,000.

The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the lease period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives is $161,000 as of November 30, 2008 and is recorded as deferred rent.

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

Rent expense, including property taxes and common area maintenance, under operating leases was $470,000 and $471,000 for the years ended November 30, 2008 and 2007, respectively.

Future minimum lease payments, excluding property taxes and common area maintenance, for operating leases as of November 30, 2008 are as follows (in thousands):

Years ending November 30,	Lease Commitments
2009	$452
2010	38

$490

Change of Control Agreements

The Company entered into Change of Control Agreements (the “Agreement”) with certain members of management. Under the Agreement, each individual is entitled to certain benefits if the Company terminates his or her employment without cause, or if an involuntary termination occurs during the period commencing 30 days prior to the announcement of a change of control and ending 24 months after a change of control. The maximum amount of contingent payments under the Agreements, as of November 30, 2008, was $1,891,000.

Legal Proceedings

The Company is from time to time subject to legal proceedings and claims, which arise in the ordinary course of our business. Management believes that resolution of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

(15)	Employee Benefit Plan

In 1996, the Company established a qualified savings plan under section 401(k) of the Internal Revenue Code of 1986. Employees who are at least 21 years of age are eligible to participate in the plan at the first calendar quarterly entry date after 90 days of service. The Company may make discretionary contributions to the plan. Employer matching contributions were $124,000 and $147,000 for the fiscal years ended November 30, 2008 and 2007, respectively.

The Company has an established pension plan for the Managing Director, Mr. Solbrig, of our Medis subsidiary. Under the terms of this arrangement, the Company has agreed to make monthly payments of 2,564 Euros to Mr. Solbrig, beginning at age 65. Payments would terminate upon the death of Mr. Solbrig. As of November 30, 2008, the liability related to these payments was $98,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of November 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of January 31, 2009 are as follows:

Name	Age	Position(s)
James C. Gilstrap	72	Chairman of the Board of Directors

Michael K. Perry	48	Chief Executive Officer and Director

Rhonda F. Rhyne	48	President

Steve P. Loomis	48	Chief Financial Officer, Vice President of Operations and Corporate Secretary

Donald J. Brooks	49	Chief Technology Officer

Richard E. Trayler	58	Vice President of International Operations

Robert W. Keith	51	Director

Richard O. Martin, Ph.D	69	Director

B. Lynne Parshall	54	Director

Jay A. Warren	55	Director

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

Rhonda F. Rhyne, See description under “Executive Officers” in Part I of this Form 10-K.

Steve P. Loomis, See description under “Executive Officers” in Part I of this Form 10-K.

Donald J. Brooks, See description under “Executive Officers” in Part I of this Form 10-K.

Richard E. Trayler, See description under “Executive Officers” in Part I of this Form 10-K

Robert W. Keith has served as a director since July 2005. From November 2002 until December 31, 2008, Mr. Keith served as President and Chief Executive Officer of Verus Pharmaceuticals, Inc. and held various executive management positions since co-founding Verus in November 2002. Prior to that, he was a Partner at Advantage Management Solutions, L.L.C., a commercial strategy and operations consulting firm for life science companies. Prior to that, Mr. Keith was a member of the senior management team at Dura Pharmaceuticals, Inc. and Elan Corporation, plc from 1996 to 2001; during his tenure he served in several positions, including Vice President of Sales, Vice President of Commercial Strategies and Marketing and Vice President of Managed Care and National Accounts. Prior to that, he held an executive management position at Abbott Laboratories. Mr. Keith has more than 25 years of experience in the life sciences industry and management consulting. Mr. Keith earned an M.B.A. from the Wharton School of the University of Pennsylvania, an M.C.P. from the University of Pennsylvania and a Bachelor’s degree from The George Washington University.

Richard O. Martin, Ph.D. has served as a director since July 1997. From 1998 until 2001, Dr. Martin served as President of Medtronic Physio-Control Corporation, a medical device company that designs, manufactures and sells external defibrillators and heart monitors. Prior to its acquisition by Medtronic in 1998, Dr. Martin was Chairman and Chief Executive Officer of Physio-Control Corporation. Prior to that, he was Vice President of Cardiovascular Business Development with Sulzer Medica and has held management positions at Intermedics, Inc. and Medtronic, Inc. Dr. Martin serves on the boards of directors of Cardiac Dimensions, Inc., Inovise Medical Inc., SonoSite, Inc., Prescient Medical, Inc. and Pet DRx Corp. Dr. Martin earned a Bachelor’s degree in electrical engineering from Christian Brothers College, a Master’s degree in electrical engineering from Notre Dame University and a doctorate in electrical/biomedical engineering from Duke University.

B. Lynne Parshall has served as a director since July 2005. Ms. Parshall was appointed to the additional role as Chief Operating Officer of Isis Pharmaceuticals, Inc. in January 2008, having served as Executive Vice President since December 1995 and Chief Financial Officer since June 1994. She has held various positions with Isis Pharmaceuticals, Inc. since 1991. Prior to that, she was a Partner at Cooley Godward, LLP from 1986 to 1991. She is a member of the American, California and San Diego bar associations. Ms. Parshall earned a Bachelor’s degree in government and economics from Harvard University and a J.D. degree from Stanford Law School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that each person who, at any time during the fiscal year ended November 30, 2008, was a director, officer, or beneficial owner of more than 10% of a class of registered equity securities of CardioDynamics, filed on a timely basis all reports required by Section 16(a) of the Securities Exchange Act.

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

The following table provides information regarding the annual and long-term compensation earned for services rendered in all capacities to CardioDynamics for the fiscal years ended November 30, 2008 and 2007 of those persons who (i) served at any time during the last fiscal year as our Principal Executive Officer and (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the Principal Executive Officer, whose total compensation exceeded $100,000 (collectively, the “Named Executive Officers”).

2008 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)(2)	Option Awards(1)(3)	All Other Compensation		Total

Michael K. Perry	2008	$278,510	$73,268	$66,462	$464	$5,364	(4)	$424,068
Chief Executive Officer	2007	$292,198	$77,168	$25,887	$1,715	$26,349	(4)	$423,317

Rhonda F. Rhyne	2008	$229,143	$48,668	$46,515	$-	$5,051	(5)	$329,377
President	2007	$236,842	$53,468	$20,709	$1,543	$18,528	(5)	$331,090

Steve P. Loomis	2008	$189,260	$39,268	$36,925	$-	$848	(6)	$266,301
Chief Financial Officer, Vice President of Operations and Corporate Secretary	2007	$191,041	$39,293	$17,257	$1,372	$20,668	(6)	$269,631

(1)	Non-cash amounts calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123R, “Stock-Based Compensation.” For more information, please see Note 1 of the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.

(2)	Restricted stock awards, granted on January 23, 2008, vest in two equal increments, with the first vesting occurring on January 23, 2010 and the second vesting occurring on January 23, 2013. Restricted stock awards, granted on January 24, 2007, vest in two equal increments, with the first vesting occurring on January 24, 2009 and the second vesting occurring on January 24, 2012.

(3)	The option award granted to Mr. Perry on May 8, 2008 vested immediately and expires on May 8, 2018. No option awards were granted to executive officers in 2007. The amounts shown in the above table represent the dollar amount recorded for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R as described in note (1).

(4)	Represents, amounts for group term life insurance, matching contributions to Company sponsored 401(k) plan, and in 2007, cash payments of $22,026 for earned accumulated vacation used to purchase Company stock.

(5)	Represents, amounts for group term life insurance, matching contributions to Company sponsored 401(k) plan, and in 2007, cash payments of $13,352 for earned accumulated vacation used to purchase Company stock.

(6)	Represents amounts for group term life insurance, matching contributions to Company sponsored 401(k) plan, and in 2007, cash payments of $18,277 for earned accumulated vacation.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended November 30, 2008, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

2008 Outstanding Equity Awards at Fiscal Year-End

	Option awards			Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (3)
Michael K. Perry	7,142	$8.33	10/20/15	-	-
	400	$1.82	05/08/18	-	-
				10,714	$6,857	(1)
				46,428	$29,714	(2)
Rhonda F. Rhyne	6,428	$8.33	10/20/15	-	-
				8,571	$5,485	(1)
				28,571	$18,285	(2)
Steve P. Loomis	5,714	$8.33	10/20/15	-	-
	171	$6.30	10/17/16	-	-
				7,142	$4,571	(1)
				21,428	$13,714	(2)

(1)	Restricted stock, granted on January 24, 2007, vests in two equal increments, with the first vesting occurring on January 24, 2009 and the second vesting occurring on January 24, 2012.

(2)	Restricted stock, granted on January 23, 2008, vest in two equal increments, with the first vesting occurring on January 23, 2010 and the second vesting occurring on January 23, 2013.

(3)	Market value is based on the closing sale price for our common stock at fiscal year end on November 30, 2007.

Change of Control Agreements

On December 16, 2008, the Company amended and restated the Change of Control Agreements (the “Agreements”) that were first executed in 2006 with each of its executive officers to make certain amendments in compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations promulgated thereunder, and to make certain other revisions to the prior agreements. The Agreements terminate upon the later of (i) the date that all obligations of the parties under the Agreements have been satisfied, or (ii) 24 months after a Change of Control (as such term is defined in the Agreements).

Each executive is entitled to the following benefits if the Company terminates his or her employment without Cause, or if an Involuntary Termination occurs (as such terms are defined in the Agreements) during the period commencing 30 days prior to the announcement of a Change of Control and ending 24 months after a Change of Control: (i) salary continuation at the executive’s Base Compensation (as such term is defined in the Agreements), for a 15-month period in regular payroll increments from the date of termination, or from the date of the Change of Control if such termination occurred no more than 30 days before a Change of Control; and (ii) continuation for the same period of all health and disability benefits provided by the Company to the executive and his or her family under the Company’s benefits plan immediately prior to termination (with the executive continuing to pay any portion of the premiums paid by the executive prior to the Change of Control).

In addition, each executive is entitled to the following if the Company terminates his or her employment without Cause, or if an Involuntary Termination occurs within 12 months after a Change of Control: (i) vesting of the remaining portion of such executive’s unvested stock options or other equity awards; and (ii) to the extent that such options are assumed by an acquiring or surviving entity as part of any relevant Change of Control, such executive shall be entitled to exercise any stock options for a period from the date of his or her termination up to the date which is the earlier to occur of (a) the one year anniversary of such termination or (b) the original stated expiration date of such options.

If the executive is a “specified employee” under Section 409A at the time of termination and a delay is necessary to avoid a prohibited distribution under the Code, the Company will delay the payment of any salary or the continuation of any benefits under the Agreements until the earlier of (i) six months measured from the date of the executive’s “separation from service” with the Company (as such term is defined in Treasury Regulations issued under Section 409A) or (ii) the date of the executive’s death. Upon the expiration of any necessary deferral period, the deferred payments and benefits will be paid or reimbursed to the executive in a lump sum, together with interest.

Directors’ Compensation

The 2004 Stock Incentive Plan provides for annual grants to each outside director who was not an employee of the Company within the preceding two years. In 2007, each outside director received an annual stock option grant for 1,714 stock options and 4,285 shares of restricted stock at fair market value for their services on the Board. The Board service options vested monthly over 12 months and expire upon the earlier of ten years from the date of grant or two years after the director terminates their position on the Board. In 2008, each outside director received 5,000 shares of restricted stock at fair market value and either cash or 7,500 restricted shares for their services on the Board. The Board service shares vest on June 30, 2009. In fiscal 2008 and 2007, the Company’s Board of Directors granted an additional 2,500 and 857, respectively, restricted shares to the Company’s Audit Committee Chairman.

During fiscal 2008 an aggregate of 50,000 restricted shares were granted to the Board of Directors at fair market value on the date of grant. There were no stock option grants to the Board of Directors during fiscal 2008. All directors are reimbursed for out-of-pocket expenses incurred in connection with their service on the Board.

2008 Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards(1)(3)	All Other Compensation	Total

James C. Gilstrap	$-	$12,639	$1,390	$-	$14,029
Robert W. Keith	$4,500	$8,250	$1,390	$-	$14,140
Richard O. Martin Ph.D.	$-	$12,639	$1,390	$-	$14,029
B. Lynne Parshall	$-	$14,102	$2,076	$-	$16,178
Jay A. Warren	$4,500	$8,250	$2,012	$-	$14,762

(1)	Non-cash amounts calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Stock-Based Compensation.” For more information, please see Note 1 of the

Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards.

(2)	At November 30, 2008, each Director had the following aggregate number of restricted stock awards outstanding: James C. Gilstrap 12,500 shares, Robert W. Keith 5,000 shares, Richard O. Martin 12,500 shares, B. Lynne Parshall 15,000 shares, Jay A. Warren 5,000 shares.

(3)	At November 30, 2008, each Director had the following aggregate number of stock option awards outstanding: James C. Gilstrap 18,121 shares, Robert W. Keith 5,142 shares, Richard O. Martin 23,243 shares, B. Lynne Parshall 10,283 shares, Jay A. Warren 4,427 shares.

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

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation of our executive officers should:

•	Integrate compensation with our annual and long-term corporate objectives, values and business strategies, and focus executive actions on the fulfillment of those objectives, values and strategies;

•	Provide a competitive total compensation package that enables us to attract and retain, on a long-term basis, high caliber personnel;

•	Encourage creation of long-term shareholder value and achievement of strategic corporate objectives including pursuit of appropriate acquisition or divestiture opportunities;

•

Provide a compensation opportunity that is competitive with companies in the medical device, drug development and biotechnology industries, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance;

•	Take into consideration the Company’s financial and cash resources; and

•	Align the interests of management with the long-term interests of shareholders and enhance shareholder value by providing management with longer-term incentives through equity ownership.

The Compensation Committee periodically reviews our approach to executive compensation, will make changes as competitive conditions and other circumstances warrant and will seek to ensure our compensation philosophy is consistent with our best interests.

Key Elements of Executive Compensation

The compensation of executive officers is based upon our financial performance as well as the achievement of certain business objectives, including: increased market penetration, broadening of distribution channels through strategic relationships, securing and growing recurring revenue, targeting new market opportunities, furthering ICG technology and expanding the supporting body of clinical evidence, carefully managing expenses and improving financial operating performance, securing and managing capital to sustain and grow the business, developing new products, extensions and enhancements, responding to reimbursement and regulatory changes as well as managing the achievement of individual business objectives by each executive officer.

Executive compensation consists of three elements: (i) base salary, (ii) bonus awards and (iii) long-term stock-based incentive awards. The summary below describes in more detail the factors that the Compensation Committee considers in establishing each of the three primary components of the variable compensation package provided to the executive officers.

Base salary - Salary ranges are largely determined through comparisons with companies of similar revenues, market capitalization, headcount or complexity in the medical device, drug development and biotechnology industries. Actual salaries are based on individual contributions and other more qualitative and developmental criteria within a competitive salary range for each position that is established through evaluation of individual job responsibilities as well as competitive, inflationary, internal equity and market considerations. The Compensation Committee, on the basis of its assessment of comparable executive compensation, believes that salary levels for the executive officers are at a level that the Compensation Committee, at the time such salary determinations were made, considered reasonable and necessary given our financial resources and stage of development. The Compensation Committee reviews executive salaries each October and sets the salaries for the following year at that time. In September 2007, the Company announced a plan to accelerate its return to profitability which included specific expense reductions including a temporary 10% reduction in executive salaries until such time that the Company earns positive quarterly earnings before income taxes, depreciation, amortization and equity compensation (EBITDA). Upon achievement of positive EBITDA in the third quarter of 2008, the Compensation Committee restored the executive salaries, to their original levels commencing in September 2008.

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

In fiscal 2008, the bonuses paid to executive officers ranged from 24% to 31% of annual base salary. Incentive award amounts for each participant are based on his or her impact on our operating and financial results and on market competitive pay practices. Under the incentive bonus program, incentive awards are based on achievement of quarterly performance goals. These performance goals include individual performance goals, which are established by the CEO at the beginning of each quarter, and annual corporate performance goals. The corporate quarterly and annual performance goals were based on a 14% overall revenue growth target in fiscal 2008 and a 65% reduction in the 2008 EBITDA loss.

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

The Compensation Committee, in making its determination as to grant levels, takes into consideration: (i) the executive’s historical and expected contribution toward our objectives, (ii) prior award levels, (iii) award levels necessary to replace particular executives, (iv) the executive’s direct ownership of our shares, (v) the number of stock-based incentives vested and unvested, (vi) estimated equity compensation expense, and (vii) the number of equity awards available for grant and outstanding as a percentage of total shares outstanding. During fiscal 2008, 363,159 new options and restricted stock awards were granted, representing 5% of our outstanding shares and when forfeitures and expirations are considered, the number of options actually decreased by 14,682. The Stock Incentive Plan limits the total number of shares subject to options that may be granted to a participant during the lifetime of the plan to 800,000 shares. The Stock Incentive Plan contains provisions providing for forfeiture of the options in the event the option holder engages in certain intentional misconduct contrary to our interests.

Chief Executive Officer Compensation

Michael K. Perry is our Chief Executive Officer. In October 2006, the Compensation Committee set Mr. Perry’s annual base salary for 2007 at $303,000 which it believed to be competitive with the base salary levels in effect for chief executive officers at comparable companies within the medical device, drug development and biotechnology industry norms within southern California at that time. In September 2007, as part of the Company’s plan to return to profitability, the Compensation Committee elected to forgo any executive salary increases in 2008 and instead, along with the other members of the executive management team, Mr. Perry’s salary was reduced 10% to $272,000. In September 2008, upon achievement of positive EBITDA in the third quarter of 2008, the Compensation Committee restored Mr. Perry’s salary to $303,000.

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

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information concerning the only persons known by us to beneficially own 5% or more of the outstanding shares of our common stock as of January 31, 2009. Calculations of beneficial ownership are based on 7,387,620 shares of our common stock outstanding on such date.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number (1)	Percentage (2)

James C. Gilstrap (3)	375,395	5.1%
c/o CardioDynamics
6175 Nancy Ridge Drive, Suite 300
San Diego, CA 92121

Kairos Partners III Limited Partnership (4)	386,143	5.2%
600 Longwater Drive, Suite 204
Norwell, MA 02061

J. Michael Paulson (5)	413,765	5.6%
P.O. Box 9660
Rancho Santa Fe, CA 92067

Visium Balanced Master Fund, Ltd(6)	441,154	5.6%
950 Third Avenue
New York, NY 10022

Dr. Herbert A. Wertheim (7)	628,571	8.5%
191 Leucadendra Drive
Coral Gables, FL 33156

Balyasny Asset Management, L.P. (8)	909,835	12.0%
181 West Madison, Suite 3600
Chicago, IL 60602

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership reflects one-for-seven reverse stock split effective May 9, 2008.

(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

(3)	Includes 18,121 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 318,632 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 10,142 shares held in his daughters’ trusts. Mr. Gilstrap disclaims beneficial ownership of any such shares held in trust for his daughters.

(4)	Information with respect to Kairos Partners III Limited Partnership is based in part on information provided by the shareholder and in part on Schedule 13G filed with the SEC on April 1, 2005 by Kairos Partners III Limited Partnership, John F. White, James F. Rice, Kenneth L. Wolfe, and Foster L. Aborn. Each of John F. White, James F. Rice, Kenneth L. Wolfe and Foster L. Aborn beneficially own all of these shares as members of the investment committee of the Kairos Partners III Limited Partnership. They share voting and investment power over the shares.

(5)

Includes 359,020 shares held in the Allen E. Paulson Living Trust dated December 23, 1986 of which J. Michael Paulson is the Trustee and executor. Also includes 994 shares beneficially owned by the Trust, by virtue of its right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 53,751 shares held by J. Michael Paulson. Excludes shares of common stock owned by Mr. Paulson’s brothers; Mr. Paulson disclaims beneficial ownership of such shares. Information with respect to Mr. Paulson was provided to us by Mr. Paulson.

(6)	Information with respect to Visium Balanced Master Fund, Ltd. (“VBMF”) is based in part on Amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2007 (the “Schedule 13G”) by Asset Management, LLC (“VAM”), Visium Balanced Fund, LP (“VBF”), Visium Long Bias Fund, LP (“VLBF”), Visium Balanced Offshore Fund, Ltd. (“VBOF”), Visium Long Bias Offshore Fund, Ltd (“VLBOF”), Visium Capital Management, LLC (“VCM”) and Jacob Gottlieb, in part on our knowledge of the conversion rights associated with the CardioDynamics $5.25 million subordinated convertible notes (“Convertible Notes”), and in part on a January 2009 transfer of Convertible Notes held by the VAM entities to VBMF. In January 2009, $3,551,293 principal amount of the Convertible Notes previously held by VLBOF, VLBF, VBOF and VBF, and reported on the Schedule 13G, were transferred by the Visium entities to VBMF. As of January 31, 2009, VBMF is the record holder of these Convertible Notes, which represent the right to acquire 441,154 shares. Prior to the January 2009 transfer, the Schedule 13G reported that VAM as investment advisor to the Visium entities, and Mr. Gottlieb as principal of VAM and sole managing member of VCM, had sole voting and investment power over all shares previously held by VLBOF, VLBF, VBOF and VBF.

(7)	Information with respect to Dr. Herbert A. Wertheim is based solely on a Schedule 13D filed with the SEC on September 25, 2006.

(8)	Information with respect to Balyasny Asset Management, L.P. and its affiliates is based in part on information provided by the shareholder, in part on Amendment No. 4 to Schedule 13G (the “Schedule 13G) filed with the SEC on February 4, 2008 by Atlas Master Fund, Ltd. (“AMF”), Atlas Global, LLC (“AG”), Atlas Global Investments, Ltd. (“AGI”), Atlas Institutional Fund, Ltd. (“AIF”), Balyasny Asset Management L.P. (“BAM”) and Dmitry Balyasny, and in part on our knowledge of the conversion rights associated with the Convertible Notes. The Schedule 13G reported that AMF, AG, AGI, AIF, BAM and Mr. Balyasny shared voting and investment power with respect to an aggregate of 698,815 shares. AG owns 9.0% of the equity interest in AMF, and therefore may be deemed to beneficially own the shares held by AMF. AGI owns 90.0% of the equity interest in AMF, and therefore may be deemed to beneficially own the shares held by AMF. AIF owns 1.0% of the equity interest in AMF, and therefore may be deemed to beneficially own the shares held by AMF. BAM is the sole managing member of AG and is the investment manager of AG, AGI, and AIF, and therefore may be deemed to beneficially own the shares which may be owned by AG and AGI. Mr. Balyasny is the sole managing member of the general partner of BAM and may be deemed to beneficially own the shares which may be owned by BAM. Includes 211,020 shares which may be acquired by virtue of $1,698,707 principal amount of the Convertible Notes held by AMF.

Security Ownership of Management

The following table sets forth certain information concerning the beneficial ownership of our common stock as of January 31, 2009 by: (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers of CardioDynamics as a group. Calculations of beneficial ownership are based on 7,387,620 shares of our common stock outstanding on such date.

	Shares Beneficially Owned
Name	Number (1)	Percent (2)

James C. Gilstrap (4)	375,395	5.1%

Robert W. Keith (3)	14,427	*

Steve P. Loomis (3)	64,956	*

Richard O. Martin, Ph.D. (3)	48,885	*

B. Lynne Parshall (3)	31,283	*

Michael K. Perry (3)	143,856	1.9%

Rhonda F. Rhyne (3)	91,538	1.2%

Jay A. Warren (3)	14,569	*

All Directors and executive officers as a group (3) - (10 persons)	876,001	10.8%

*	Less than 1%

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable on exercise of certain outstanding options as described in the footnotes below. Share ownership reflects one-for-seven reverse stock split effective May 9, 2008.

(2)	Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

(3)	Includes the following number of shares of common stock that may be acquired upon the exercise of options exercisable currently or exercisable within 60 days of January 31, 2009 for the following persons or group: Mr. Gilstrap, 18,121 shares; Mr. Keith, 5,142 shares; Mr. Loomis, 5,885 shares; Dr. Martin, 23,243 shares; Ms. Parshall, 10,283 shares; Mr. Perry, 7,542 shares; Ms. Rhyne, 6,428 shares; Mr. Warren, 4,427 shares; and for all directors and executive officers as a group, 87,264 shares.

(4)	Includes 18,121 shares of common stock Mr. Gilstrap beneficially owns, by virtue of his right to acquire such shares from us under stock options now exercisable or exercisable within 60 days. Also includes 318,632 shares held by the James C. Gilstrap Trust dated January 16, 1995 and 10,142 shares held in his daughters’ trusts. Mr. Gilstrap disclaims beneficial ownership of any such shares held in trust for his daughters.

Equity Compensation Plan Information

The following table sets forth certain information concerning common stock to be issued in connection with our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	618,333	$ 7.15	252,126
Equity compensation plans not approved by security holders	None		None

Total	618,333	$ 7.15	252,126

For a discussion of our equity compensation plans, See “Note 10 - Stock Options and Restricted Stock” in the Notes to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following tables present fees billed as of the Form 10-K filing date for professional audit services rendered by BDO Seidman, LLP, its independent registered public accounting firm, for the audit of the Company’s annual financial statements for the fiscal years ended November 30, 2008 and 2007 and fees for other services rendered by BDO Seidman, LLP during those periods.

BDO Seidman, LLP:	2008	2007
Audit Fees	$263,039	$372,139
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$263,039	$372,139

Audit fees. Audit fees include fees and expenses related to services rendered in connection with the annual audit of the Company’s financial statements and internal controls, SAS 100 quarterly review of our financial statements, and fees for SEC registration statement services.

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

The Audit Committee considers whether the provision of these services is compatible with maintaining our outside auditor’s independence, and has determined such services for fiscal 2008 and 2007 were compatible. All of the services described above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X under the Exchange Act.

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

3. Exhibits
The following exhibits are included with this report or incorporated herein by reference:

Exhibit	Title

3.1	Bylaws, as amended through December 15, 2007. (Incorporated by reference from February 29, 2008 Form 10-Q.)

3.2	Restated Articles of Incorporation, as amended through May 8, 2008.

4.1	Securities Purchase Agreement, dated April 11, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes due 2009. (Incorporated by reference from April 11, 2006 Form 8-K.)

4.1.1	First Amendment to Securities Purchase Agreement, dated April 17, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes. (Incorporated by reference from November 30, 2007 Form 10-K.)

4.1.2	Second Amendment to Securities Purchase Agreement, dated November 29, 2006, among the Company and the Purchasers named therein, relating to the $5,250,000, 8% Convertible Subordinated Notes. (Incorporated by reference from November 29, 2006 Form 8-K.)

10.1	Lease between AGBRI Nancy Ridge, LLC and the Company dated June 20, 1997. (Incorporated by reference from May 31, 1997 Form 10-Q, file number 000-11868.)

10.1.1	Amendment to lease agreement between CRV Partners, L.P., and the Company, dated March 21, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q, file number 000-11868.)

10.1.2	Second Amendment to Lease agreement between CarrAmerica Development Corp., LP and the Company, dated June 28, 2004 (Incorporated by reference from August 31, 2004 Form 10-Q, file number 000-11868.)

10.1.3	Third Amendment to Lease agreement between CarrAmerica Development Corp., LP and the Company, dated March 15, 2005 (Incorporated by reference from May 31, 2005, Form 10-Q, file number 000-11868.)

10.2+	Employment Agreement, dated March 23, 1998, between the Company and Michael K. Perry. (Incorporated by reference from May 31, 1998 Form 10-QSB, file number 000-11868.)

10.3+	1995 Stock Option/Stock Issuance Plan, as amended June 10, 1997. (Incorporated by reference from August 31, 1997 Form 10-QSB, file number 000-11868.)

10.3.1+	Amendment to 1995 Stock Option/Stock Issuance Plan dated May 20, 1998. (Incorporated by reference from August 31, 1998 Form 10-QSB, file number 000-11868.)

10.3.2+	Amendment to 1995 Stock Option/Stock Issuance Plan dated April 12, 2001. (Incorporated by reference from October 3, 2001 Form S-8, file number 333-70902.)

10.3.3+	Amendment to 1995 Stock Option/Stock Issuance Plan dated October 17, 2002. (Incorporated by reference from May 31, 2003 Form 10-Q, file number 000-11868.)

10.4+	2004 Stock Incentive Plan. (Incorporated by reference from June 4, 2004 Schedule 14A, file number 000-11868.)

10.5	Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated August 21, 2006. (Incorporated by reference from February 28, 2006 Form 10-Q.)

10.5.1	Third Amended and Restated Loan and Security Agreement dated August 4, 2006. (Incorporated by reference from August 8, 2006 Form 8-K.)

10.5.2	First Amendment to Third Amended and Restated Loan and Security Agreement dated November 13, 2006. (Incorporated by reference from November 30, 2006 Form 10-K.)

10.5.3	Third Amendment to Third Amended and Restated Loan and Security Agreement dated March 9, 2007. (Incorporated by reference from March 23, 2007 Form 8-K.)

10.6*	OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated July 7, 2000. (Incorporated by reference from August 31, 2000 Form 10-QSB, file number 000-11868.)

10.6.1*	Addendum to OEM Development and Purchase Agreement between the Company and GE Marquette Medical Systems, Inc., dated April 24, 2002. (Incorporated by reference from May 31, 2002 Form 10-Q, file number 000-11868.)

10.7*	Omnibus Amendment between the Company and GE Medical Systems Information Technologies, Inc. (Incorporated by reference from November 30, 2000 Form 10-KSB, file number 000-11868.)

10.8	Co-Development and OEM Agreement between the Company and Philips Medical Systems, a division of PENAC dated July 17, 2002. (Incorporated by reference from August 31, 2002 Form 10-Q, file number 000-11868.)

10.9	Form of $5,250,000, 8% Convertible Subordinated Notes, dated April 11, 2006, due 2009, among the Company and the Purchasers named therein. (Incorporated by reference from April 11, 2006 Form 8-K.)

10.9.1	First Amendment to $5,250,000, 8% Convertible Subordinated Notes, dated November 30, 2006, among the Company and the Purchasers named therein. (Incorporated by reference from November 29, 2006 Form 8-K.)

10.10+	Form of Change of Control Agreement, as amended, by and between the Company and certain executive officers.

10.11	Stock Purchase Agreement dated June 25, 2007 between Medical Device Partners, Inc. and the Company. (Incorporated by reference from June 26, 2007 Form 8-K.)

10.12*	Custom Manufacturing and Supply Agreement, dated August 31, 2007, by and between the Company and Vermed, Inc. (Incorporated by reference from September 5, 2007 Form 8-K.)

10.13+	Form of Stock Option Agreements for awards made under the 2004 Stock Incentive Plan (Director, Incentive Stock Option and Non-Qualified Stock Option). (Incorporated by reference from November 30, 2007 Form 10-K.)

10.14+	Form of Restricted Stock Award Agreement for awards made under the 2004 Stock Incentive Plan. (Incorporated by reference from November 30, 2007 Form 10-K.)

10.15+	Form of Indemnification Agreements entered into between the Company and its directors and executive officers. (Incorporated by reference from November 30, 2007 Form 10-K.)

21.1	List of Company’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

31.2	Certification pursuant to Item 601 of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael K. Perry, the Registrant’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Steve P. Loomis, the Registrant’s Chief Financial Officer.

*	Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the SEC.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2009	CARDIODYNAMICS INTERNATIONAL CORPORATION

	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Perry	Chief Executive Officer	February 10, 2009
Michael K. Perry	(Principal Executive Officer)

/s/ Steve P. Loomis	Chief Financial Officer,	February 10, 2009
Steve P. Loomis	(Principal Financial and
Accounting Officer) and
Vice President of Operations

/s/ James C. Gilstrap	Director	February 10, 2009
James C. Gilstrap

/s/ Robert W. Keith	Director	February 10, 2009
Robert W. Keith

/s/ Richard O. Martin, Ph.D.	Director	February 10, 2009
Richard O. Martin, Ph.D.

/s/ B. Lynne Parshall	Director	February 10, 2009
B. Lynne Parshall

/s/ Jay A. Warren	Director	February 10, 2009
Jay A. Warren