Form 10-Q
period 2009-02-28
CARDIODYNAMICS INTERNATIONAL CORP
filed 2009-04-14
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

Large accelerated filer              Accelerated Filer              Non-accelerated filer             Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

As of April 3, 2009, 7,396,370 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	February 28, 2009	November 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,311	$6,056
Cash and cash equivalents - restricted	251	250
Accounts receivable, net of allowances and sales returns of $962 at February 28, 2009 and $763 at November 30, 2008	3,734	3,918
Inventory	1,558	1,490
Current portion of long-term and installment receivables	140	169
Other current assets	305	255

Total current assets	10,299	12,138

Long-term receivables, net	177	226
Property, plant and equipment, net	1,170	1,142
Intangible assets, net	28	53
Goodwill	1,977	1,977
Other assets	30	30

Total assets	$13,681	$15,566

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts Payable	$1,444	$1,605
Accrued expenses and other current liabilities	441	445
Accrued compensation	1,160	1,459
Income taxes payable	199	168
Current portion of deferred revenue	87	91
Current portion of deferred rent	125	148
Current portion of deferred acquisition payments	184	184
Provision for warranty repairs - current	132	141
Current portion of long-term debt, net of discount	28	28
Customer deposits	61	230

Total current liabilities	3,861	4,499

Long-term portion of deferred revenue	174	167
Long-term portion of deferred rent	-	13
Provision for warranty repairs - long-term	283	285
Long-term debt, less current portion, net of discount	4,168	4,039

Total long-term liabilities	4,625	4,504

Total liabilities	8,486	9,003

Minority interest	473	472
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, 2,571 shares authorized, no shares issued or outstanding at February 28, 2009 or November 30, 2008	-	-
Common stock, no par value, 14,286 shares authorized, 7,388 and 7,223 shares issued and outstanding at February 28, 2009 and November 30, 2008, respectively	65,125	65,018
Accumulated other comprehensive income	92	108
Accumulated deficit	(60,495)	(59,035)

Total shareholders’ equity	4,722	6,091

Total liabilities and shareholders’ equity	$13,681	$15,566

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended
	February 28, 2009	February 29, 2008
Net sales	$5,072	$5,762
Cost of sales	1,355	1,775

Gross margin	3,717	3,987
Operating expenses:
Research and development	395	314
Selling and marketing	3,570	3,722
General and administrative	773	771
Amortization of intangible assets	26	32

Total operating expenses	4,764	4,839

Loss from operations	(1,047)	(852)

Other income (expense):
Interest income	22	78
Interest expense	(247)	(234)
Foreign currency	-	(11)
Other, net	-	1

Other expense, net	(225)	(166)

Loss before taxes and minority interest	(1,272)	(1,018)
Minority interest in income of subsidiary	(49)	(134)
Income tax provision	(139)	(463)

Loss from continuing operations	(1,460)	(1,615)
Income from discontinued operation	-	127

Net loss	$(1,460)	$(1,488)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.20)	$(0.23)

Income from discontinued operations	$-	$0.02

Net loss per share	$(0.20)	$(0.21)

Weighted-average number of shares used in per share calculation:
Basic and diluted	7,295	7,107

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Three Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net loss	$(1,460)	$(1,488)
Income from discontinued operations	-	(127)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income of subsidiary	49	134
Depreciation	69	126
Amortization of intangible assets	26	32
Accretion of discount on convertible notes	136	119
Provision for warranty repairs	34	13
Provision for doubtful accounts and sales returns	336	194
Reduction in doubtful long-term receivables	(5)	(11)
Stock-based compensation expense	107	84
Other non-cash items, net	(64)	(10)
Changes in operating assets and liabilities
Accounts receivable	(152)	435
Inventory	(155)	40
Long-term and installment receivables	83	80
Other current assets	(50)	27
Accounts payable	(161)	124
Accrued expenses and other current liabilities	(49)	101
Accrued compensation	(299)	80
Income taxes payable	31	404
Deferred revenue	4	7
Deferred rent	(36)	(33)
Customer deposits	(169)	(1,119)

Net cash used in operating activities	(1,725)	(788)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10)	(21)

Net cash used in investing activities	(10)	(21)

Cash flows from financing activities:
Restriction of cash	(1)	(2)
Repayment of debt	(9)	(10)

Net cash used in financing activities	(10)	(12)

Effect of exchange rate changes on cash and cash equivalents	-	58

Net decrease in cash and cash equivalents	(1,745)	(763)
Cash and cash equivalents at beginning of period	6,056	7,896

Cash and cash equivalents at end of period	$4,311	$7,133

Supplemental disclosures of cash flow information:
Interest paid	$5	$6

Income taxes paid	$108	$47

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1.	General

Description of Business

CardioDynamics International Corporation (“CardioDynamics” or “the Company”) is an innovator of an important medical technology called Impedance Cardiography (“ICG”). The Company develops, manufactures and markets noninvasive ICG diagnostic and monitoring devices and markets proprietary ICG sensors in the United States and throughout the world. The Company was incorporated as a California corporation in June 1980 and changed its name to CardioDynamics International Corporation in October 1993.

Basis of Presentation

The information contained in this report is unaudited, but in the Company’s opinion reflects all adjustments including normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of November 30, 2008 is derived from the November 30, 2008 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.

On August 31, 2007, CardioDynamics sold its Vermed subsidiary to Medical Device Partners, Inc. (“MDP”), an entity formed by certain management team members of Vermed, for a purchase price of $8,000,000, which resulted in net cash proceeds of $7,575,000. The results of Vermed are reported as discontinued operations within the Consolidated Statements of Operations and Cash Flows.

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2008 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three months ended February 28, 2009 and cash flows for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2009.

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). We adopted SFAS 157 as of December 1, 2008, for financial instruments measured at fair value on a recurring basis. SFAS 157 defines the fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant value drivers are observable.

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at February 28, 2009 (in thousands):

	Level 1	Level 2	Level 3

Short-term money market accounts	$3,703	$-	$-

Certificates of deposit	251	-	-

Total	$3,954	$-	$-

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and the Company anticipates adoption in the first quarter of fiscal 2010. The Company does not believe the adoption of FSP EITF 03-6-1 would effect its calculation of EPS.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaced SFAS No. 141. The Statement retained the purchase method of accounting for acquisitions, but required a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changed the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal periods beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2010. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

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

For the three months ended February 28, 2009 and February 29, 2008, total stock-based compensation expense included in the consolidated statements of operations, including discontinued operations, was $107,000 and $84,000, respectively, as follows (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Cost of sales	$2	$4
Research and development	8	7
Selling and marketing	20	9
General and administrative	77	64

Total stock based compensation expense	$107	$84

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations. The variables used to measure fair value and the weighted-average fair value of options granted, using the Black-Scholes option pricing model, are as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008
Weighted-average fair value of options granted	$0.42	$1.55
Expected volatility	73.2%	64.1%
Dividend yield	0%	0%
Risk-free interest rate	1.8%	2.9%
Expected term in years	5.9	5.8
Expected forfeiture rate	7.3%	8.9%

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

Following is a summary of stock option activity under the Option Plans as of February 28, 2009 and changes during the three months ended February 28, 2009:

	Number of options	Weighted-average exercise price
Options outstanding at November 30, 2008	370,916	$11.92
Granted	67,600	0.64
Exercised	-	-
Forfeited (unvested shares)	(3,616)	1.71
Expired (vested shares)	(8,364)	18.10

Options outstanding at February 28, 2009	426,536	$10.09

On July 1, 2008, the Company granted 50,000 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $70,000 ($1.40 per share). These shares vest on June 30, 2009.

On January 23, 2008, the Company granted 147,853 restricted shares to its executive officers under the 2004 Plan at a grant date fair value of $383,000 ($2.59 per share). These restricted shares vest in two equal installments on January 23, 2010 and on January 23, 2013. On January 21, 2009, the Company granted 164,500 restricted shares to its executive officers under the 2004 Plan at a grant date fair value of $103,635 ($0.63 per share). These restricted shares vest in two equal installments on January 21, 2011 and on January 21, 2014.

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at February 28, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.00	72,150	9.9	$ 0.66	400	$ 0.71
1.01 - 2.00	47,092	9.4	1.51	1,937	1.43
2.01 - 3.00	87,891	8.9	2.65	32,740	2.72
3.01 - 4.00	6,901	8.6	3.73	3,235	3.73
4.01 - 5.00	8,761	8.3	4.59	6,630	4.59
5.01 - 10.00	103,580	6.7	8.08	89,124	8.11
10.01 - 20.00	18,465	5.2	14.87	18,220	14.93
20.01 - 30.00	28,059	3.6	24.84	28,059	24.84
30.01 - 40.00	29,274	4.2	34.20	29,274	34.20
40.01 - 83.13	24,363	3.2	44.26	24,363	44.26

	426,536	7.4	$ 10.09	233,982	$ 16.69

The aggregate intrinsic value of options outstanding at February 28, 2009 was $8,000. The aggregate intrinsic value of options exercisable at February 28, 2009 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s closing stock price of $0.77 on February 28, 2009. The weighted-average remaining contractual term for exercisable options is 5.9 years. There were no stock option exercises during the first quarter of 2009.

A summary of the Company’s unvested restricted stock grants as of February 28, 2009 and changes during the three months ended February 28, 2009, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2008	217,136	$3.24
Granted	164,500	0.63
Vested	(18,211)	8.12
Forfeited	-	0.00

Unvested restricted stock grants at February 28, 2009	363,425	$1.82

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant. As of February 28, 2009, there was $535,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The non-cash expense is expected to be recognized over a weighted-average period of 1.4 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options, warrants and other potentially convertible instruments that are not antidilutive in the weighted-average share calculation. The following potentially dilutive instruments were not included in the diluted per share calculation for the three months ended February 28, 2009 and February 29, 2008, respectively, as their effect was antidilutive (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Stock options	371	622
Convertible notes	652	652

Total	1,023	1,274

2.	Geographic and Customer Information

Significant Customers

For the three months ended February 29, 2008 and February 28, 2009, the Company had a distributor in Eastern Europe that accounted for 10% or more of total net sales. The net revenues from this distributor totaled $1,345,000 in the three months ended February 29, 2008, and $508,000 in the three months ended February 28, 2009.

Geographic Information

Net sales for domestic and international customers, based upon customer location, for the three months ended February 28, 2009 and February 29, 2008, respectively, were as follows (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
United Sates	$4,099	$3,417
International	973	2,345

Total consolidated net sales	$5,072	$5,762

Net long-lived assets by geographic area at February 28, 2009 and November 30, 2008 were as follows (in thousands):

	February 28, 2009	November 30, 2008
United States	$305	$268
Europe	2,870	2,904

Net long-lived assets (1)	$3,175	$3,172

(1)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

3.	Long-Term Receivables

The Company relies primarily on third party financing and normal trade accounts receivable terms for its domestic equipment sales, however, the Company has, on occasion provided its customers in-house financing with maturities ranging from 12 to 60 months. When collectability is reasonably assured, revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement and interest income is deferred and recognized on a monthly basis over the term of the contract. When collectability is not reasonably assured, we defer the revenue over the cash collection period. For the three months ended February 28, 2009, there was no revenue from long term financing sales. For the three months ended February 29, 2008, revenue from long term financing sales accounted for approximately 0.5% of total net sales, respectively. The long-term receivables resulting from internal financing are collateralized by the individual BioZ® systems sold.

Long-term receivables consist of the following at February 28, 2009 and November 30, 2008 (in thousands):

	February 28, 2009	November 30, 2008
Long-term receivables, net of deferred interest	$405	$415
Less: Allowance for doubtful long-term receivables	(88)	(20)

	317	395
Less: Current portion of long-term receivables	(140)	(169)

Long-term receivables, net	$177	$226

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	February 28, 2009	November 30, 2008
Land	-	$89	$89
Buildings and improvements	5 - 35	1,512	1,512
Computer software and equipment	3 - 5	991	992
Manufacturing, lab equipment and fixtures	3 - 20	450	448
Office furniture and equipment	3 - 8	338	338
Sales equipment and exhibit booth	2 - 5	528	439
Auto	5	20	20

		3,928	3,838
Accumulated depreciation		(2,758)	(2,696)

Property, plant and equipment, net		$1,170	$1,142

At February 28, 2009 and November 30, 2008, the Company had (net) $485,000 and $397,000, respectively, of demonstration units which had previously been classified as inventory and are now classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

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

The goodwill at February 28, 2009 and November 30, 2008 relates to our Medis subsidiary. Goodwill is recorded on the books of our subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period. In the fourth quarter of 2008, the Company performed its annual impairment review of goodwill and intangible assets. Based on this analysis, there was no impairment of goodwill or intangible assets at November 30, 2008. In addition to the annual review, an interim review is required if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company recorded $26,000 and $32,000 of amortization expense relating to identifiable intangible assets included in continuing operations during the three months ended February 28, 2009 and February 29, 2008, respectively. Estimated remaining amortization expense for the years ending November 30 is as follows (in thousands):

2009	$10
2010	$8
2011	$6
2012	$4
Thereafter	$-

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	February 28, 2009			November 30, 2008
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	$415	$(414)	$1	$415	$(392)	$23
Patents	5	155	(128)	27	155	(125)	30

		$570	$(542)	$28	$570	$(517)	$53

6.	Guarantees

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

The following table summarizes information related to the Company’s warranty provision for the three months ended February 28, 2009 and the year ended November 30, 2008 (in thousands):

	Three Months Ended February 28, 2009	Year Ended November 30, 2008
Beginning balance	$425	$441
Provision for warranties issued, net of adjustments and expirations	2	36
Warranty expenditures incurred	(12)	(52)

Ending balance	$415	$425

Reimbursement

In 2007, the Company expanded a previous sales promotion which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be remote.

7.	Financing Agreements

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. The Company had outstanding letters of credit at February 28, 2009 of $193,000 (€152,000), which includes imputed interest through April 2009. The deferred acquisition payments and related accrued interest is classified as current in the consolidated balance sheet. The letters of credit, due to expire in June 2009, are secured by a certificate of deposit in the face amount of $251,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

The Company has two bank loans on the Medis building, totaling $327,000. Under the terms of the loan agreement, the loans are secured by a pledge of the building with a carrying value of €760,000 ($965,000) as of February 28, 2009. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011, and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 6.1% through July 30, 2011 and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021

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

The carrying value of the Convertible Notes will accrete up to the face value over the life of the Convertible Notes. The Company recorded accretion of $136,000 and $119,000 for the three months ended February 28, 2009 and February 29, 2008, respectively, related to the Convertible Notes. For each of the three month periods ended February 28, 2009 and February 29, 2008, interest expense on the Convertible Notes was $104,000, respectively.

The amount recorded on the balance sheet at February 28, 2009 has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2008	$3,722
Accretion expense	136

Convertible notes carrying value at February 28, 2009	$3,858

Long-term debt consists of the following (in thousands):

	February 28, 2009	November 30, 2008

Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(1,392)	(1,528)
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 6.1% (matures in 2021) (See Note 7)	327	331
Capital leases	11	14

Long-term debt	4,196	4,067
Less current portion	(28)	(28)

Long-term debt, less current portion	$4,168	$4,039

Future maturities of long-term debt at February 28, 2009 are as follows (in thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long-Term Debt
2009(a)	11	-	11
2010	18	-	18
2011	5,268	-	5,268
2012	18	-	18
Thereafter	273	-	273

Total	$5,588	$-	$5,588

(a)  For the remaining nine months of Fiscal 2009.

9.	Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Net loss as reported	$(1,460)	$(1,488)
Foreign currency translation adjustments	(16)	81

Total other comprehensive loss	$(1,476)	$(1,407)

10.	Income Taxes

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

11.	Income from Discontinued Operations

On June 25, 2007, CardioDynamics entered into an Agreement pursuant to which CardioDynamics would sell its Vermed subsidiary to MDP, an entity formed by certain management team members of Vermed, for a purchase price of approximately $8,000,000, which resulted in net cash proceeds of $7,575,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a five-year ICG sensor manufacturing and product pricing agreement with Vermed. The pricing agreement is not considered beneficial or detrimental to the Company. The results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

For the three months ended February 29, 2008, the Company had income of $127,000 resulting from the release of estimated accrued expenses associated with the sale of the Vermed.

12.	Commitments and Contingencies

Operating Leases

The Company leases a 33,000 square-foot facility in San Diego, California, for $37,000 per month. The Company subleases 6,000 square feet of this facility for $11,000 per month. The lease and sublease both expire on December 31, 2009. Total future lease commitment on the lease, excluding property taxes and common area maintenance, through December 31, 2009 is $377,000 but this will be reduced by $110,000 of sublease payments.

The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the lease period. The difference between the base rent paid, which also includes triple net costs, and the straight-line rent expense, as well as rent incentives, is $125,000 as of February 28, 2009, and is recorded as deferred rent.

Change of Control Agreements

The Company has Change of Control Agreements (the “Agreements”) with certain members of management. Under the Agreements, each individual is entitled to certain benefits if the Company terminates his or her employment without cause, or if an involuntary termination occurs, within 24 months after a change of control. The maximum amount of contingent payments under the Agreements, as of February 28, 2009, was $2,000,000.

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

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in our Annual Report on Form 10-K for the year ended November 30, 2008. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2008 in which we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended November 30, 2008, as well as interim unaudited financial information for the current fiscal year.

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

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended February 28, 2009 and February 29, 2008)

Overview

CardioDynamics is the innovator and market leader of an important medical technology called impedance cardiography. We develop, manufacture and market noninvasive ICG devices, and market proprietary ICG sensors. Unlike some other traditional cardiac function monitoring technologies, our monitors are noninvasive (without cutting into the body). Our BioZ ICG Systems obtain data in a safe, efficient, and cost-effective manner not previously available in the physician office and hospital setting.

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

We have developed strategic partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare, Philips and Mindray, all of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and Mindray and co-developed the BioZ Dx, the latest generation ICG monitor, with Philips. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We continue to evaluate additional strategic partnerships to accelerate the validation, distribution, and adoption of our technology.

In January 2004, the Center for Medicare & Medicaid Services (“CMS”) issued an updated national coverage determination for ICG. Of the six indications previously covered, five were substantially unchanged. One indication, “suspected or known cardiovascular disease,” was revised to specifically allow CMS contractor discretion in the coverage of resistant hypertension. Resistant hypertension was defined by CMS to include patients with uncontrolled blood pressure on three or more anti-hypertensive medications, including a diuretic. This change served to significantly reduce the number of patients within this indication eligible for CMS reimbursement for ICG monitoring which in turn negatively impacted our sales of ICG Monitors and sensors.

In March 2006, the results of our multi-center CONTROL study were published in a leading hypertension journal, Hypertension, which showed that clinician use of BioZ technology helped patients reach targeted blood pressure levels twice as effectively as standard clinical practice. Based on the strong results of this study, CMS opened a reconsideration review in response to our request to evaluate whether to broaden ICG hypertension coverage. In November 2006, CMS announced that their hypertension reimbursement policy for ICG would remain unchanged and CMS local contractors would continue to have the discretion whether or not to cover ICG for hypertension. Some private insurers cover the BioZ ICG test, including Aetna, Humana, and Blue Cross Blue Shield as well as others (in select states). We continue to have active discussions with local Medicare contractors and private insurers in an effort to maintain and expand local reimbursement coverage for ICG and are targeting inclusion of ICG in medical society treatment guidelines.

In June of 2004, we completed the acquisition of 80% of all outstanding shares of Medis Medizinische Messtechnik GmbH (“Medis”) based in Ilmenau, Germany. Medis is a manufacturer of diagnostic and monitoring devices, which utilize ICG technology for its cardiovascular products sold outside of the United States.

We believe that the greatest risks in executing our business plan in the near term include: an adverse change in U.S. reimbursement policies for our technology, inability to meet our capital needs, negative clinical trial results, competition from emerging ICG companies or other new technologies that could yield similar or superior clinical outcomes at reduced cost, and the inability to hire, train, and retain the necessary sales and clinical personnel to meet our growth objectives. Our management team devotes a considerable amount of time mitigating these and other risks to the greatest extent possible. Please refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended November 30, 2008 for addition information regarding the risks we face.

Following is a summary of several key financial results in our first quarter of 2009 as compared with the first quarter of 2008, as well as some important metrics from the first quarter:

•	Net sales of $5.1 million, a 12% decrease from $5.8 million, but a 3% increase excluding large Eastern European hospital group sales in the first quarter of 2008 and 2009

•	ICG sensor revenue increased 12% to $1.7 million, representing 33% of net sales, up from $1.5 million, or 26% of sales

•	Gross profit margin as a percentage of sales improved to 73%, up from 69%

•	Operating expenses were reduced 2% to $4,764,000

•	Operating loss was $1.0 million, which included $200,000 of non-cash charges for depreciation, amortization and equity compensation

•	Net loss from continuing operations was $1.4 million, or $0.20 per diluted share, down 10% from $1.6 million, or $0.23 per diluted share

•	Cash, equivalents and short-term investments were $4.6 million, compared to $7.6 million

Additional key operating metrics for the first quarter of 2009:

•	ICG capital sales totaled 158 units bringing the cumulative total sold to over 8,900 ICG monitors and modules, up 11% from 8,000 one year ago

•	BioZ system sales grew 12% to 76 units, up from 68 units in the first quarter of 2008

•	Domestic direct sales increased by 19% to $3.9 million, up from $3.3 million during the first quarter of 2008

•	Field sales headcount totaled 72 associates, up from 70 one year ago

•	Investors retained $5.25 million investment in Company’s 8% convertible notes

Operating Segment

The ICG business encompasses the development, manufacture and sales of our BioZ Dx, BioZ and Niccomo ICG Monitors, BioZ ICG Module and associated BioZtect sensors. These devices use ICG technology to noninvasively measure the heart’s mechanical function and are used principally by physicians to assess, diagnose, and treat cardiovascular disease and are sold to physicians, hospitals, researchers, and international distributors throughout the world.

Net Sales – Net sales for the three months ended February 28, 2009 were $5,072,000, down 12% from $5,762,000 for the three months ended February 29, 2008. The comparative sales decrease is principally due to large $1.3 million and $500,000 sales to an Eastern European hospital distributor in the first quarter of 2008 and the first quarter of 2009, respectively. Excluding these Eastern European hospital sales, we experienced growth of 3%, or $107,000. We sold 158 ICG units in the first quarter which included 25 ICG Modules and 133 stand-alone ICG Monitors, comprised of 68 BioZ Dx Systems, 8 BioZ Monitors, and 57 Medis ICG Monitors. Partially offsetting the decline in unit sales was a 23% increase in the average unit sales price of our ICG stand-alone Monitors, as compared with the first quarter of 2008. This increase in average unit selling price is principally due to a proportionately greater mix of our higher priced BioZ and BioZ Dx systems sold in the first quarter of 2009, as compared to the first quarter of 2008 that included 117 Niccomo units sold to an Eastern European hospital purchaser.

Net sales for the three months ended February 28, 2009 by our domestic direct sales force, which targets physician offices and hospitals, increased 19% to $3,927,000, from $3,293,000 in the same quarter last year. Sales headcount averaged 72 associates during the quarter, including 32 U.S. territory managers and 25 clinical application specialists, up from 70 sales associates in the same quarter one year ago.

For the three months ended February 28, 2009, international and new market sales decreased to $973,000, from $2,345,000 in the same period last year. The decrease is attributable to a decline in sales at our Medis unit, which benefited from a large sale to an Eastern European hospital group, which occurred during the first quarter of 2008.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue was up 12% in the three months ended February 28, 2009 to $1,677,000, representing 33% of consolidated net sales, compared with $1,501,000 or 26% of consolidated net sales in the same quarter last year. We have now shipped over 7.4 million ICG sensor sets to customers since introducing the BioZ ICG Monitor in 1998.

We believe that sensor revenue growth, to some degree, will be based upon an increasing mix of BioZ Dx Systems in our installed base, the success of our CAS team’s focused customer service efforts including the expansion of two recent strategic marketing programs, the Comprehensive Customer Care (C3) program designed to improve our customer care, ICG satisfaction and proper utilization; and the ICG CERTIFIED™ program, a global approach to ICG education extending from patients to all call points in physician offices and beyond to insurance payers, medical schools and patient advocacy groups. We also offer a discount sensor program to our domestic customers, which includes considerable discounts and fixed pricing on sensor purchases in exchange for minimum periodic sensor purchase commitments.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $142,000 and $105,000 for the three months ended February 28, 2009 and February 29, 2008, respectively.

Stock-Based Compensation Expense – Stock-based compensation expense for the three months ended February 28, 2009 was $107,000, compared with $84,000 for the three months ended February 29, 2008. Note 1 to the Consolidated Financial Statements segregates the individual operating expense line item amounts of stock-based compensation.

Gross Margin – Gross margin for the three months ended February 28, 2009 and February 29, 2008 was $3,717,000 and $3,987,000, respectively, a decrease of $270,000 or 7%. The current quarter decrease was largely the result of 12% lower sales volume, partially offset by lower expenses related to our provision for excess, slow moving or obsolete inventory and higher average selling prices of our ICG monitors. As a percentage of net sales, gross margin in the first quarter of 2009 was 73%, up from 69% from the same quarter last year. The increased percentage during the first quarter of 2009 was primarily the result of 23% higher net average unit selling prices, lower sales return reserve requirements and lower expenses related to our provision for excess, slow moving or obsolete inventory. We recorded $313,000 of obsolescence expense related to our previous generation BioZ Systems in the three months ended February 29, 2008, but did not incur any obsolescence expense during our first quarter of 2009.

Research and Development Expenses – We invested $395,000 and $314,000 in research and development for the three months ended February 28, 2009 and February 29, 2008, respectively. The increased investment in 2009 is primarily due to product development initiatives, which began during Fiscal 2008. We anticipate completing these initiatives by the end of Fiscal 2009.

Selling and Marketing Expenses - Selling and marketing expenses decreased by $152,000 or 4% to $3,570,000 during the three months ended February 28, 2009, as compared with $3,722,000 in the comparable quarter last year. The decrease is primarily due to a $241,000 reduction in compensation expenses and $149,000 of lower travel expenses. This was partially offset by $174,000 provision for bad debt expenses and $73,000 of incrementally higher spending on ongoing clinical trials.

As a percentage of net sales, selling and marketing expenses were 70% of net sales for the three months ended February 28, 2009, up from 65% for the same quarter last year. The increased percentage of selling and marketing expenses to net sales in the current three month period is due primarily to lower net sales in the current period.

General and Administrative Expenses – General and administrative expenses for the first quarter of 2009 were $773,000, essentially unchanged from $771,000 for the same quarter last year. As a percentage of net sales, general and administrative expenses for the quarter ended February 28, 2009 were 15%, up from 13% for the quarter ended February 29, 2008.

Amortization of Intangible Assets – For the three months ended February 28, 2009, amortization expense was $26,000, compared with $32,000 for the same period in fiscal 2008. The decrease in the first quarter of 2009 was principally due fully amortizing some of our older patent costs, while at the same time not adding many new capitalized expenses. We expect this amount to drop significantly next quarter and into the future as the Medis intangible assets reach their 5 year fully amortized life.

Other Income (Expense) – Interest income during the three months ended February 28, 2009 and February 29, 2008 was $22,000 and $78,000, respectively. The decrease in interest income was due to significantly lower treasury rates, lower overall average cash balances and fewer internally financed receivables in 2009.

Interest expense was $247,000 and $234,000 in the quarters ended February 28, 2009 and February 29, 2008, respectively. The increase in interest expense is largely due to non-cash charges related to the accretion of the discount recorded on our convertible debt, which is amortized under the effective interest method.

We did not have any translation gains or losses during the first quarter of 2009, compared with $11,000 of foreign currency translation loss in the first quarter of 2008. Foreign currency translation charges are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect on the last day of each reporting period. Other, net income for the three months ended February 29, 2008 was $1,000. We did not have any other, net income during the three months ended February 28, 2009.

Minority Interest in Income of Subsidiary – For the three months ended February 28, 2009, we recorded $49,000 of minority interest in the income of our Medis subsidiary, which represents the 20% minority share retained by the sellers. This compares to $134,000 recorded for the three month period ended February 29, 2008. The decrease during the first three months of 2009 is the result of lower income earned during the period by our Medis subsidiary, largely related to the large Eastern European hospital group shipments in the first quarter of 2008.

Income Tax Provision - For the quarter ended February 28, 2009, we recorded a tax provision of $139,000, as compared to $134,000 in the first quarter of 2008. In each of the reported periods, the tax provisions are based on estimated foreign taxes and estimated minimum U.S. income and franchise taxes.

Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses. However, because foreign income is not shielded by our US deferred tax assets, we record a tax provision based on estimated foreign taxes resulting from the income earned by our Medis subsidiary during the period.

Income from Discontinued Operations – In last year’s first quarter, we recorded a gain from discontinued operations of $127,000 related to the release of estimated accrued expenses associated with the sale of our former Vermed subsidiary. There was no discontinued operations activity during the quarter ended February 28, 2009, as we did not incur any additional expenses relating to the disposition of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the three months ended February 28, 2009 was $1,725,000, up from $788,000 in the same period last year. From an operating cash flow perspective, the $1,461,000 net loss we incurred in the first three months of 2009 included a number of non-cash charges including: provision of $336,000 for doubtful accounts receivable, $69,000 for depreciation, $136,000 for accretion of the discount on our convertible notes and $107,000 for stock-based compensation expense, none of which affect cash flow. The more significant operating uses of cash in the first quarter were $307,000 used in growing accounts receivables and inventory and $509,000 used to reduce accounts payable, accrued compensation and accrued expense balances.

In the first three months of 2009, net cash used in investing activities was $10,000, down from $21,000 in the same three month period in 2008. The investing cash use in both periods was for purchases of computer equipment and sales demonstration equipment. As we replace and upgrade our existing computer hardware and software and add additional sales personnel, we expect to continue to invest in new computer and demonstration equipment in future periods, however, we believe that purchases of property, plant and equipment in future periods will not materially increase.

Net cash used in financing activities during the first three months of 2009 was $10,000, down slightly from a net cash use of $12,000 in the first three months of 2008. Uses of cash in financing activities for both periods are principally due to the repayments of mortgage debt by our Medis subsidiary.

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

In 2004, we issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. As of February 28, 2009, our outstanding letters of credit totaled $193,000 (€152,000). The letters of credit are due to expire in June 2009 and are secured by a certificate of deposit of $251,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

At February 28, 2009, we had net operating loss carryforwards of approximately $54 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and management’s consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income.

In April 2008, we received a Nasdaq Deficiency Letter indicating that our common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because our common stock closed below $1.00 per share for 30 consecutive trading days. We were afforded 180 calendar days to regain compliance with the minimum bid requirement. On May 8, 2008, our shareholders approved a reverse split of one-for-seven shares of our common stock and proportionate reduction in the number of authorized shares of our common and preferred stock. On May 9, 2008, our common stock began trading on a split-adjusted. On May 23, 2008, the Company received notification from Nasdaq that it had regained compliance with the listing requirements. Our stock has traded below the $1.00 minimum bid price since October 14, 2008. Because of recent volatility and declines in the financial markets, Nasdaq temporarily suspended the continued listing requirements related to bid price and market value during the period of October 16, 2008 to July 20, 2009.

We believe that over the next 12 months we will return to positive operating cash flow and we further believe that our cash and cash equivalent balances will be sufficient to support our ongoing operating plans, to fund our anticipated capital expenditures and to meet our working capital requirements. Over the longer term, we will be required to repay our Convertible Notes due April 11, 2011. While we believe that we are adequately capitalized, our long-term liquidity will depend to some extent on our ability to commercialize the BioZ and other products. Therefore, we may attempt to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements. In addition, we may seek ways to maximize shareholder value including appropriate acquisition, restructuring or divestiture opportunities. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and the Company anticipates adoption in the first quarter of fiscal 2010. The Company does not believe the adoption of FSP EITF 03-6-1 would effect its calculation of EPS.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaced SFAS No. 141. The Statement retained the purchase method of accounting for acquisitions, but required a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changed the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal periods beginning after December 15, 2008 and requires retrospective application of its presentation requirements. It is required to be adopted by the Company in its first quarter of fiscal 2010. The Company has not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but does not expect that the impact would be material.

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

Revenue Recognition

We recognizes revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. On occasion, we offer customers a limited Medicare reimbursement guarantee under which the Company would be responsible for the remaining unbilled payments. However, we believe the probability of payment is remote and thus recognizes full revenue on the sale. Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

We also occasionally sell products under long-term financing arrangements and when collectability is reasonably assured, recognize the present value of the minimum payments, based on the interest rate implicit in the financing agreement, as revenue at the time of sale. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. When collectability is not reasonably assured, we defer the revenue over the cash collection period. In 2008, these long-term financing arrangements accounted for approximately 0.5% of net sales. We did not have any revenue from long-term financing arrangements during 2009. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned, are recorded as deferred revenue. In 2009 and 2008, revenue from extended warranty contracts accounted for approximately 1.0% and 0.7%, respectively, of net sales.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. We record shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred. Revenue is reduced for any discounts or trade in allowances given to the buyer.

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

Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations will affect enterprise value from period to period. Impairment testing indicated that the estimated fair value of our Medis subsidiary exceeded its corresponding carrying amount, as such, no impairment exists as of February 28, 2009 and November 30, 2008.

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

Changes in Internal Control Over Financial Reporting

We have made no changes in our internal control over financial reporting in connection with our quarter ended February 28, 2009 internal control testing and evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements,” in Part I, Item 2 of this report. You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2008, which could materially affect our business, financial condition or future results.

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

CardioDynamics International Corporation

Date: April 14, 2009	By:	/s/ Michael K. Perry
Michael K. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2009	By:	/s/ Stephen P. Loomis
Stephen P. Loomis
Chief Financial Officer and Vice President of Operations (Principal Financial and Accounting Officer)