Form 10-Q
period 2009-05-31
CARDIODYNAMICS INTERNATIONAL CORP
filed 2009-07-14
CIK 719722

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

As of July 6, 2009, 7,396,370 shares of common stock and no shares of preferred stock were outstanding.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

FORM 10-Q

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	May 31, 2009	November 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,944	$6,056
Cash and cash equivalents – restricted	243	250
Accounts receivable, net of allowances and sales returns of $1,033 at May 31, 2009 and $763 at November 30, 2008	3,582	3,918
Inventory, net	1,352	1,490
Current portion of long-term receivables	110	169
Other current assets	214	255

Total current assets	9,445	12,138

Long-term receivables, net	151	226
Property, plant and equipment, net	1,175	1,142
Intangible assets, net	23	53
Goodwill	2,204	1,977
Other assets	30	30

Total assets	$13,028	$15,566

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$1,496	$1,605
Accrued expenses and other current liabilities	574	445
Accrued compensation	1,295	1,459
Income taxes payable	162	168
Current portion of deferred revenue	84	91
Current portion of deferred rent	88	148
Current portion of deferred acquisition payments	-	184
Provision for warranty repairs – current	126	141
Current portion of long-term debt, net of discount	26	28
Customer deposits	61	230

Total current liabilities	3,912	4,499

Long-term portion of deferred revenue	178	167
Long-term portion of deferred rent	-	13
Provision for warranty repairs – long-term	278	285
Long-term debt, less current portion, net of discount	4,342	4,039

Total long-term liabilities	4,798	4,504

Total liabilities	8,710	9,003

Minority interest	510	472
Commitments and contingencies (Note 13)	-	-
Shareholders’ equity:
Preferred stock, 2,571 shares authorized, no shares issued or outstanding at May 31, 2009 or November 30, 2008	-	-
Common stock, no par value, 14,286 shares authorized, 7,396 and 7,223 shares issued and outstanding at May 31, 2009 and November 30, 2008, respectively	65,219	65,018
Accumulated other comprehensive income	570	108
Accumulated deficit	(61,981)	(59,035)

Total shareholders’ equity	3,808	6,091

Total liabilities and shareholders’ equity	$13,028	$15,566

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited – in thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Net sales	$5,652	$6,180	$10,724	$11,942
Cost of sales	1,885	1,772	3,240	3,547

Gross margin	3,767	4,408	7,484	8,395
Operating expenses:
Research and development	370	370	765	684
Selling and marketing	3,725	3,721	7,295	7,443
General and administrative	816	761	1,589	1,532
Amortization of intangible assets	5	32	31	64

Total operating expenses	4,916	4,884	9,680	9,723

Loss from operations	(1,149)	(476)	(2,196)	(1,328)

Other income (expense):
Interest income	20	62	42	140
Interest expense	(257)	(241)	(504)	(475)
Foreign currency	(40)	(13)	(40)	(24)
Other, net	-	-	-	1

Other expense, net	(277)	(192)	(502)	(358)

Loss before taxes and minority interest	(1,426)	(668)	(2,698)	(1,686)
Minority interest in income of subsidiary	(19)	(11)	(68)	(145)
Income tax provision	(41)	(53)	(180)	(516)

Loss from continuing operations	(1,486)	(732)	(2,946)	(2,347)
Income from discontinued operations	-	-	-	127

Net loss	$(1,486)	$(732)	$(2,946)	$(2,220)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.20)	$(0.10)	$(0.40)	$(0.33)

Income from discontinued operations	$-	$-	$-	$0.02

Net loss per share	$(0.20)	$(0.10)	$(0.40)	$(0.31)

Weighted-average number of shares used in per share calculation:
Basic and diluted	7,395	7,193	7,345	7,150

See accompanying notes to consolidated financial statements.

CARDIODYNAMICS INTERNATIONAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	Six Months Ended May 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,946)	$(2,220)
Income from discontinued operations	-	(127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest in income of subsidiary	68	134
Depreciation	132	244
Amortization of intangible assets	31	64
Accretion of discount on convertible notes	280	244
Provision for warranty repairs	12	49
Provision for doubtful accounts and sales returns	623	443
Reduction in doubtful long-term receivables	(10)	(21)
Stock-based compensation expense	201	181
Other non-cash items, net	(50)	(64)
Changes in operating assets and liabilities
Accounts receivable	(255)	247
Inventory	122	232
Long-term receivables	144	146
Other assets	45	56
Accounts payable	(112)	(108)
Accrued expenses and other current liabilities	91	(56)
Accrued compensation	(185)	105
Income taxes payable	(18)	389
Deferred revenue	5	58
Deferred rent	(73)	(66)
Customer deposits	(170)	(1,208)

Net cash used in operating activities	(2,065)	(1,278)

Cash flows from investing activities:
Purchases of property, plant and equipment	(38)	(35)

Net cash used in investing activities	(38)	(35)

Cash flows from financing activities:
Restricted cash	7	(4)
Repayment of debt	(18)	(20)
Payment of deferred acquisition costs	(184)	(195)

Net cash used in financing activities	(195)	(219)

Effect of exchange rate changes on cash and cash equivalents	186	102

Net decrease in cash and cash equivalents	(2,112)	(1,430)
Cash and cash equivalents at beginning of period	6,056	7,896

Cash and cash equivalents at end of period	$3,944	$6,466

Supplemental disclosures of cash flow information:
Interest paid	$228	$241

Income taxes paid	$187	$76

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

On June 9, 2009, CardioDynamics entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among CardioDynamics, SonoSite, Inc., a Washington corporation (“SonoSite”), and Canada Acquisition Corp., a California corporation and wholly owned subsidiary of SonoSite (“Merger Sub”), pursuant to which Merger Sub will merge with and into CardioDynamics, with CardioDynamics as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the merger, each issued and outstanding share of CardioDynamics common stock, other than any shares owned by any shareholders who are entitled to and who properly exercise dissenters’ rights under California law, will be canceled and will be automatically converted into the right to receive $1.35 in cash, without interest. If the merger is terminated, in certain circumstances the Company would be required to pay SonoSite a termination fee of $750,000 and reimburse actual expenses up to an additional $750,000. The transaction is subject to approval by the shareholders of CardioDynamics and customary closing conditions, and is expected to close in the third quarter of calendar 2009.

These consolidated financial statements should be read in conjunction with the financial statements and notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended November 30, 2008 as presented in the Company’s Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended May 31, 2009 and cash flows for the six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending November 30, 2009.

Recent Accounting Pronouncements

In April 2009 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that in an inactive market, fair value is the price to sell the asset in an orderly transaction and clarifies and includes additional factors for determining inactive markets. FSP FAS 157-4 is effective for interim and fiscal years ending after June 15, 2009, and we are required to adopt FSP FAS 157-4 in our fourth quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 157-4 will have a material impact on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. FSP FAS 115-2 and FAS 124-2 require the presentation of the total other-than-temporary impairment in the statement of earnings for those impairments involving credit losses with an offset for the remainder of the impairment recognized in other comprehensive income. Upon adoption, FSP FAS 115-2 and FAS 124-2 require a cumulative-effect adjustment in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and fiscal years ending after July 15, 2009, and we are required to adopt FSP FAS
115-2 and FAS 124-2 in our fourth quarter of fiscal 2009. We do not believe that the adoption of FSP FAS
115-2 and FAS 124-2 will have a material impact on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require FAS 107 disclosures related to the fair value of its financial instruments when summarized financial information is presented for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and fiscal years ending after July 15, 2009, and we are required to adopt FSP FAS 107-1 and APB 28-1 in our fourth quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. We do not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, and we anticipate adoption of this in the first quarter of fiscal 2010. We do not believe the adoption of FSP EITF 03-6-1 would effect our calculation of earnings per share.

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement).” The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If applicable, we will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. We are required to adopt the pronouncement in the first quarter of fiscal 2010, however we do not expect that the adoption of APB 14-1 will be material to our financial position and results of operations.

In April 2008, the FASB issued EITF 07-05, “Determining whether an Instrument, (or Embedded Feature), is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We do not believe that the adoption of EITF 07-05 in fiscal 2010 will not have any impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal periods beginning after December 15, 2008 and requires retrospective application of its presentation requirements. We are required to adopt SFAS 160 in the first quarter of fiscal 2010. We have not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but do not expect that the impact would be material.

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

For the three months ended May 31, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $94,000 and $97,000, respectively. For the six months ended May 31, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $201,000 and $181,000, respectively, as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Cost of sales	$2	$3	$4	$7
Research and development	8	10	16	17
Selling and marketing	8	16	28	25
General and administrative	76	68	153	132

Total stock based compensation expense	$94	$97	$201	$181

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore, the stock-based compensation has no tax effect on the consolidated statements of operations. The variables used to measure fair value and the weighted-average fair value of options granted, using the Black-Scholes option pricing model, are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Weighted-average fair value of options granted	$0.65	$1.15	$0.44	$1.53
Expected volatility	73.1%	66.1%	73.1%	64.2%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.2%	2.9%	1.9%	2.9%
Expected term in years	5.9	5.8	5.9	5.8
Expected forfeiture rate	6.1%	7.1%	6.8%	8.5%

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

Following is a summary of stock option activity under the Option Plans as of May 31, 2009 and changes during the six months ended May 31, 2009:

	Number of options	Weighted-average exercise price
Options outstanding at November 30, 2008	370,916	$11.92
Granted	84,200	0.68
Exercised	-	-
Forfeited (unvested shares)	(19,371)	1.67
Expired (vested shares)	(9,399)	17.31

Options outstanding at May 31, 2009	426,346	$10.04

The following table summarizes information about stock options outstanding and exercisable under the Option Plans at May 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 - 1.35	85,500	9.6	$0.71	2,300	$1.00
1.36 - 2.50	40,785	9.1	1.57	2,645	1.90
2.50 - 5.00	97,970	8.4	2.91	47,389	3.08
5.01 - 10.00	102,832	6.3	8.08	92,244	8.09
10.01 - 15.00	9,544	5.7	12.26	9,434	12.27
15.01 - 20.00	8,019	3.8	18.37	8,019	18.37
20.01 - 25.00	16,187	2.8	22.33	16,187	22.33
25.01 - 30.00	11,872	3.9	28.27	11,872	28.27
30.01 - 50.00	52,109	3.5	38.19	52,109	38.19
50.01 - 83.13	1,528	1.2	58.57	1,528	58.57

	426,346	7.1	$10.04	243,727	$16.16

The aggregate intrinsic value of options outstanding at May 31, 2009 was $14,000. The aggregate intrinsic value of options exercisable at May 31, 2009 was less than $1,000. The aggregate intrinsic value represents the total intrinsic value based on the Company’s closing stock price of $0.85 on May 31, 2009. The weighted-average remaining contractual term for exercisable options is 6.0 years. There were no stock option exercises for the six months ended May 31, 2009.

On July 1, 2008, the Company granted an aggregate of 50,000 shares of restricted stock to its non-employee Directors under the 2004 Plan, in lieu of cash compensation, at a grant date fair value of $70,000 ($1.40 per share). These shares vested on June 30, 2009.

On January 23, 2008, the Company granted an aggregate of 147,853 restricted shares to its executive officers under the 2004 Plan at a grant date fair value of $383,000 ($2.59 per share). These restricted shares vest in two equal installments on January 23, 2010 and on January 23, 2013. On January 21, 2009, the Company granted an aggregate of 164,500 restricted shares to its executive officers under the 2004 Plan at a grant date fair value of $103,635 ($0.63 per share). These restricted shares vest in two equal installments on January 21, 2011 and on January 21, 2014.

A summary of the Company’s unvested restricted stock grants as of May 31, 2009 and changes during the six months ended May 31, 2009, were as follows:

	Number of shares	Weighted- average grant date fair value
Unvested restricted stock grants at November 30, 2008	217,136	$3.24
Granted	164,500	0.63
Vested	(18,211)	8.12
Forfeited	-	-

Unvested restricted stock grants at May 31, 2009	363,425	$1.82

The fair value of restricted stock grants is based upon the closing stock price of the Company’s common shares on the date of the grant. As of May 31, 2009, there was $445,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock compensation plans. The non-cash expense is expected to be recognized over a weighted-average period of 1.4 years.

The Merger Agreement provides that at the effective time of the merger, all outstanding CardioDynamics stock options will become fully vested and then cancelled, and the holder of each option will be entitled to receive an amount in cash equal to the product of (i) the amount by which $1.35 exceeds the per share exercise price, if any, of such option and (ii) the number of shares subject to such option, less any applicable withholding taxes. All unexercised stock options with a per share exercise price equal to or exceeding the $1.35 per share merger consideration will be cancelled upon completion of the merger, with no cash or other distribution payable to the holder.

At the effective time of the merger, all outstanding unvested restricted shares of our common stock (other than shares held by five employees who were required to execute a three-month transitional employment agreement with SonoSite) will accelerate and become fully vested. Each share of restricted stock will entitle the holder to receive in the merger $1.35 per share cash, less any required tax withholding. The shares of restricted stock held by those transitional employees will convert into the right to receive $1.35 per share cash for their restricted shares, payable subject to the same vesting schedule as originally applied for the restricted shares, but if the transitional employee remains employed with SonoSite for three months following the merger, the cash merger consideration will immediately vest and be released to them. The aggregate value of all outstanding stock options and unvested restricted stock which would be paid upon the completion of the merger and transitional employment periods is approximately $547,000.

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

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended May 31, 2009 and 2008, respectively, as their effect was antidilutive (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Stock options	352	664	386	662
Convertible notes	652	652	652	652

Total	1,004	1,316	1,038	1,314

2.	Geographic and Customer Information

Significant Customers

For the three and six months ended May 31, 2009 and 2008, the Company did not have any individual customer or distributor that accounted for 10% or more of total net sales.

Geographic Information

Net sales for domestic and international customers, based upon customer location, for the three and six months ended May 31, 2009 and 2008, respectively, were as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
United Sates	$4,729	$5,398	$8,828	$8,815
International	923	782	1,896	3,127

Total consolidated net sales	$5,652	$6,180	$10,724	$11,942

Net long-lived assets by geographic area at May 31, 2009 and November 30, 2008 were as follows (in thousands):

	May 31, 2009	November 30, 2008
United States	$220	$268
Europe	3,182	2,904

Net long-lived assets(1)	$3,402	$3,172

(1)	Net long-lived assets include property, plant and equipment, goodwill and intangible assets.

3.	Fair Value

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

We measure certain financial instruments at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis are as follows at May 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Short-term money market accounts	$3,215	$-	$-
Certificates of deposit	243	-	-

Total	$3,458	$-	$-

4.	Long-Term Receivables

The Company relies primarily on third party financing and normal trade accounts receivable terms for its domestic equipment sales, however, the Company has, on occasion provided its customers in-house financing with maturities ranging from 12 to 60 months. When collectability is reasonably assured, revenue is recorded on these contracts at the time of sale based on the present value of the minimum payments using market interest rates or the rate implicit in the financing arrangement and interest income is deferred and recognized on a monthly basis over the term of the contract. When collectability is not reasonably assured, we defer the revenue over the cash collection period. For the three and six months ended May 31, 2009, we recorded no revenue upon shipment from long-term financing sales. For the three and six months ended May 31, 2008, revenue recorded upon shipment of long-term financing sales accounted for approximately 1.3% and 1.0% of total net sales, respectively. The long-term receivables resulting from internal financing are collateralized by the individual BioZ® systems sold.

Long-term receivables consist of the following at May 31, 2009 and November 30, 2008 (in thousands):

	May 31, 2009	November 30, 2008
Long-term receivables, net of deferred interest	$271	$415
Less: Allowance for doubtful long-term receivables	(10)	(20)

	261	395
Less: Current portion of long-term receivables	(110)	(169)

Long-term receivables, net	$151	$226

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	May 31, 2009	November 30, 2008
Land	-	$99	$89
Buildings and improvements	5 - 35	1,605	1,512
Computer software and equipment	3 - 5	973	992
Manufacturing, lab equipment and fixtures	3 - 20	481	448
Office furniture and equipment	3 - 8	341	338
Sales equipment and exhibit booth	2 - 5	473	439
Auto	5	22	20

		3,994	3,838
Accumulated depreciation		(2,819)	(2,696)

Property, plant and equipment, net		$1,175	$1,142

At May 31, 2009 and November 30, 2008, the Company had $430,000 and $397,000, respectively, of demonstration units which had previously been classified as inventory and are now classified within sales equipment. The demonstration units are depreciated on a straight-line basis over the estimated remaining useful life of the assets of between 2 to 5 years.

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

The goodwill at May 31, 2009 and November 30, 2008 relates to our Medis subsidiary. Goodwill is recorded on the books of our subsidiary, therefore exchange rate fluctuations will effect enterprise value from period to period. In the fourth quarter of 2008, the Company performed its annual impairment review of goodwill and intangible assets. Based on this analysis, there was no impairment of goodwill or intangible assets at November 30, 2008. In addition to the annual review, an interim review is required if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company recorded $5,000 and $32,000 of amortization expense relating to identifiable intangible assets included in continuing operations during the three months ended May 31, 2009 and 2008, respectively. The Company recorded $31,000 and $64,000 of amortization expense relating to identifiable intangible assets included in continuing operations during the six months ended May 31, 2009 and 2008, respectively. Estimated remaining amortization expense for the years ending November 30 is as follows:

2009	$5,000
2010	$8,000
2011	$6,000
2012	$4,000
Thereafter	$-

Identifiable intangible assets consist of the following (in thousands):

	Estimated Life (in years)	May 31, 2009			November 30, 2008
		Estimated Cost	Accumulated Amortization	Net	Estimated Cost	Accumulated Amortization	Net
Developed technology	4 to 5	$462	$(462)	$-	$415	$(392)	$23
Patents	5	155	(132)	23	155	(125)	30

		$617	$(594)	$23	$570	$(517)	$53

7.	Guarantees

Product Warranties

The Company warrants that its stand-alone BioZ® Systems will be free from defects for a period of 60 months (BioZ Dx®) and 12 months (BioZ® Monitors) from the date of shipment on each new system sold in the United States, 12 months on factory certified/refurbished or demonstration systems and 13 months on systems sold by CardioDynamics or Medis internationally. Additional years of warranty may be purchased on the BioZ Systems. Options and accessories purchased with the system are covered for a period of 90 days. The Company records a provision for warranty repairs on all systems sold, which is included in cost of sales in the consolidated statements of operations and is recorded in the same period the related revenue is recognized.

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

The following table summarizes information related to the Company’s warranty provision for the six months ended May 31, 2009 and the year ended November 30, 2008 (in thousands):

	Six Months Ended May 31, 2009	Year Ended November 30, 2008
Beginning balance	$425	$441
Provision for warranties issued, net of adjustments and expirations	12	36
Warranty expenditures incurred	(33)	(52)

Ending balance	$404	$425

Reimbursement

In 2007, the Company expanded a previous sales promotion which provides customers under the program a limited guarantee that Medicare reimbursement would not be rescinded within the guarantee period of up to five years. No liability has been established as the need for ultimate payment under this program is considered to be remote.

8.	Financing Agreements

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. During the quarter, the Company made the final payment, however the letters of credit did not expire according to their terms until June 1, 2009, and therefore, at May 31, 2009, the Company had outstanding letters of credit of $215,000 (€152,000). The letters of credit, were secured by a certificate of deposit in the face amount of $243,000 which was included on the balance sheet under “Cash and cash equivalents – restricted.”

Medis has two bank loans with the Sparkasse Arnstadt-Ilmenau bank. Under the terms of the loan agreement, the loans are secured by a pledge of the Medis building with a carrying value of €760,000 ($1,076,000) as of May 31, 2009. One of the loans bears interest at a fixed rate of 5.3% through July 30, 2011, and then the bank has the option to adjust the rate. The other loan bears a fixed rate of 6.1% through July 30, 2011, and then the bank has the right to adjust the rate. Both loans mature on August 31, 2021.

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

The Convertible Notes were assessed under SFAS 133 and management determined that the conversion option represented an embedded derivative liability. Under the terms of the Convertible Notes, the conversion price of the debt can be adjusted if the Company subsequently issues common stock at a lower price. The Company evaluated the capital resource options available to the Company under various performance scenarios and determined that it could be possible, although unlikely, that it would not be within management’s control to prevent the issuance of additional shares at a price that was sufficiently low so that the conversion adjustment would require the Company to deliver more shares than are authorized. Accordingly, the Company bifurcated the embedded conversion option and accounted for it as a derivative liability. In accordance with SFAS 133, embedded derivative instruments, unless certain conditions are met, require revaluation at the end of each reporting period. In accordance with this Standard, the embedded conversion option of the Convertible Notes was revalued each period-end using a binomial option pricing model. The change in fair value was reflected as a gain or loss each period. The primary factor impacting the fair value was the market value of the Company’s common shares.

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

The carrying value of the Convertible Notes will accrete up to the face value over the life of the Convertible Notes. The Company recorded accretion of $280,000 and $244,000 for the six months ended May 31, 2009 and May 31, 2008, respectively, related to the Convertible Notes. For each of the six month periods ended May 31, 2009 and May 31, 2008, interest expense on the Convertible Notes was $209,000 and $211,000, respectively.

As part of the June 9, 2009 Merger Agreement, SonoSite must prepay in full all of our outstanding Convertible Notes at the effective time of the merger, and the Convertible Notes will thereafter be cancelled and any remaining discount written off.

The amount recorded on the balance sheet at May 31, 2009 has been calculated as follows (in thousands):

Convertible notes at carrying value at November 30, 2008	$3,722
Accretion expense	280

Convertible notes carrying value at May 31, 2009	$4,002

Long-term debt consists of the following (in thousands):

	May 31, 2009	November 30, 2008
Subordinated convertible notes at 8.0%	$5,250	$5,250
Discount on convertible notes	(1,248)	(1,528)
Secured bank loans payable to Sparkasse Arnstadt-Ilmenau at 5.3% and 6.1% (matures in 2021) (See Note 7)	360	331
Capital leases	6	14

Long-term debt	4,368	4,067
Less current portion	(26)	(28)

Long-term debt, less current portion	$4,342	$4,039

Future maturities of long-term debt at May 31, 2009 are as follows (in thousands):

Years Ending November 30,	Gross Maturities	Imputed Interest on Minimum Lease Payment Under Capital Leases	Net Long-Term Debt
2009(a)	17	(1)	16
2010	20	-	20
2011	5,270	-	5,270
2012	20	-	20
2013	20	-	20
Thereafter	270	-	270

Total	$5,617	$(1)	$5,616

(a)	For the remaining six months of Fiscal 2009.

10.	Other Comprehensive Loss

Other comprehensive loss, net of taxes, consists of the following (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
Net loss as reported	$(1,486)	$(732)	$(2,946)	$(2,220)
Foreign currency translation adjustments	479	130	462	212

Total other comprehensive loss	$(1,007)	$(602)	$(2,484)	$(2,008)

11.	Income Taxes

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

The Company files U.S. federal, U.S. state, and foreign tax returns and currently does not have any audits pending, but is subject to tax examinations for years beginning with 2004 for federal and state tax returns, except in certain limited circumstances. While the final resolution of tax audits, if any, is uncertain, we believe that the ultimate disposition of any audit would not have a material adverse impact on the Company’s consolidated financial position, liquidity or results of operations.

12.	Income from Discontinued Operations, Net of Income Tax

On June 25, 2007, CardioDynamics entered into a stock purchase agreement pursuant to which CardioDynamics would sell its Vermed subsidiary to MDP, an entity formed by certain management team members of Vermed, for a purchase price of approximately $8,000,000, which resulted in net cash proceeds of $7,575,000. The transaction was approved by CardioDynamics’ shareholders and the sale was completed on August 31, 2007. As part of the sale, the Company simultaneously entered into a five-year ICG sensor manufacturing and product pricing agreement with Vermed. The pricing agreement is not considered beneficial or detrimental to the Company. The results of the ECG segment are reported as discontinued operations within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. For the six months ended May 31, 2008, the Company had income of $127,000 resulting from the release of estimated accrued expenses associated with the sale of the Vermed.

13.	Commitments and Contingencies

Operating Leases

The Company leases a 33,000 square-foot facility in San Diego, California, for $37,000 per month. The Company subleases 6,000 square feet of this facility for $11,000 per month. The lease and sublease both expire on December 31, 2009. Total future lease commitment on the lease, excluding property taxes and common area maintenance, through December 31, 2009 is $265,000 which will be reduced by $77,000 through the receipt of sublease payments.

The lease terms provide for rent incentives and escalations for which the Company has recorded a deferred rent liability which is recognized evenly over the lease period. The difference between the base rent paid, which also includes taxes, insurance, and maintenance expenses, and the straight-line rent expense, as well as rent incentives, is $88,000 as of May 31, 2009, and is recorded as deferred rent.

Change of Control Agreements

The Company has Change of Control Agreements (the “Agreements”) with certain members of management. Under the Agreements, each individual is entitled to certain benefits if the Company terminates his or her employment without cause, or if an involuntary termination occurs, within 24 months after a change of control. The maximum amount of contingent payments under the Agreements, as of May 31, 2009, was $1,962,000.

As a condition to entering into the June 9, 2009 Merger Agreement, six of our employees (“transitional employee”) were required to enter into transitional employment agreements with SonoSite which will, as of the closing of the merger, supersede and replace the Change of Control Agreement between each person and CardioDynamics. Pursuant to the transitional employment agreement, each transitional employee has severance protection with SonoSite for a three-month period following the merger closing. If the transitional employee remains actively employed through the end of that three-month period, and his or her employment is subsequently terminated for any reason other than for “cause,” then the transitional employee is entitled to severance benefits substantially the same as under the Change of Control Agreements we have with these individuals (but excluding disability coverage). In addition, if the transitional employee remains actively employed with SonoSite for the three-month period, then the employee earns 100% accelerated vesting of the $1.35 cash merger consideration attributable to the shares of CardioDynamics restricted stock held by the employee at the time of the merger. If the transitional employee resigns his or her employment for any reason other than with “good reason” prior to the end of the three-month transitional period, then the employee forfeits his or her right to this equity acceleration and any other severance payment or benefit. In order to receive severance benefits under the Transitional Employment Agreement, the transitional employee must also execute and deliver a release and waiver of claims. As part of the transitional employment agreement with SonoSite, each transitional employee was also required to execute a non-competition agreement and an agreement with respect to inventions, patents, property rights and confidential information.

Legal Proceedings

The Company is from time to time subject to legal proceedings and claims, which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on its results of operations, financial condition or cash flows.

14.	Subsequent Events

As described in Note 1 above, on June 9, 2009, CardioDynamics entered into the Merger Agreement to be acquired by SonoSite. Pursuant to the Merger Agreement, at the effective time of the merger, each issued and outstanding share of CardioDynamics common stock, other than any shares owned by any shareholders who are entitled to and who properly exercise dissenters’ rights under California law, will be canceled and will be automatically converted into the right to receive $1.35 in cash, without interest. In addition, we agreed to repurchase the remaining 20% minority interest of our Medis subsidiary, conditioned upon the closing of the merger with SonoSite. The transaction is subject to approval by the shareholders of CardioDynamics and customary closing conditions, and is expected to close in the third quarter of calendar 2009.

On June 19, 2009, a purported class action complaint was filed on behalf of our shareholders in San Diego County Superior Court naming as defendants CardioDynamics, SonoSite, Merger Sub, and the members of our Board of Directors (“Shareholder Litigation”). An amended complaint was filed on June 23, 2009. The amended complaint generally alleges that, in connection with approving the merger and describing the merger process in the preliminary proxy statement, our directors breached their fiduciary duties owed to CardioDynamics shareholders. It further alleges that we and SonoSite aided and abetted our directors in this alleged breach of fiduciary duty. The amended complaint seeks, among other things, an injunction precluding consummation of the merger.

On July 4, 2009, CardioDynamics reached an agreement in principle with the plaintiff regarding the settlement of the Shareholder Litigation. In connection with the settlement contemplated by that agreement in principle, the lawsuit and all claims asserted therein will be dismissed with prejudice. As part of the settlement, the defendants deny all allegations of wrongdoing. The terms of the settlement contemplated by that agreement in principle require that CardioDynamics make certain additional disclosures related to the proposed merger, which were contained in its definitive proxy statement. The parties also agreed that the plaintiff may seek attorneys’ fees and costs up to and including the amount of $165,000, if such fees and costs are approved by the Court. There will be no other payment in connection with the proposed settlement. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including Court approval following notice to CardioDynamics’ shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle. If finally approved by the Court, the settlement will resolve all of the claims that were or could have been brought by or on behalf of the proposed settlement class in the actions being settled, including all claims relating to the proposed merger and any disclosure made in connection with the proposed merger.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, capital needs, market size, collaborations, trends or operating results, and relating to the pending merger with SonoSite also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, the estimated benefits of a business combination transaction, our future financial and operating results through completion of the merger, continued market acceptance of our product offerings, the failure of our shareholders to approve the merger or our inability to satisfy the other closing conditions to the merger, the potential effects on our business as a result of the uncertainty regarding the merger, known and unknown costs, fees and expenses involving the merger, any litigation regarding the merger, and the risk that the merger may not be completed in the time frame expected by the parties or at all. Additional information regarding factors that may affect future results are discussed in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended November 30, 2008, and in Part II, Item 1A, “Risk Factors” in this Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in our Annual Report on Form 10-K for the year ended November 30, 2008 in which we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows.

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

On June 9, 2009, CardioDynamics entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among CardioDynamics, SonoSite, Inc., a Washington corporation (“SonoSite”), and Canada Acquisition Corp., a California corporation and wholly owned subsidiary of SonoSite (“Merger Sub”), pursuant to which Merger Sub will merge with and into CardioDynamics, with CardioDynamics as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the merger, each issued and outstanding share of CardioDynamics common stock, other than any shares owned by any shareholders who are entitled to and who properly exercise dissenters’ rights under California law, will be canceled and will be automatically converted into the right to receive $1.35 in cash, without interest. The transaction is subject to approval by the shareholders of CardioDynamics and customary closing conditions, and is expected to close in the third quarter of calendar 2009.

RESULTS OF OPERATIONS

(Quarters referred to herein are fiscal quarters ended May 31, 2009 and May 31, 2008)

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

We have developed strategic partnerships to increase the presence and adoption of ICG technology. Our principal strategic partners include GE Healthcare, Philips and Mindray, all of which are among the premier medical technology companies in the world and have a substantial installed base of medical devices. We are currently selling the BioZ ICG Module through GE Healthcare and Mindray and we co-developed the BioZ Dx, the latest generation ICG monitor, with Philips. These strategic relationships further validate the importance of our technology to the clinical community and provide additional distribution channels for our systems. We continue to evaluate additional strategic partnerships to accelerate the validation, distribution, and adoption of our technology.

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

Following is a summary of several key financial results in our second quarter of 2009 as compared with the second quarter of 2008, as well as some important metrics from the second quarter:

•	Over 9,000 ICG monitors and modules sold to date, up 10% from 8,200 one year ago

•	ICG sensor revenue increased 8% to $1.9 million, comprising 33% of total sales compared with $1.7 million and 28% of revenue in Q2 2008

•	Operating loss was $1.1 million, which included $364,000 of non-cash charges for depreciation, amortization and equity compensation and $250,000 of merger transaction related expenses

•	Net loss from continuing operations was $1.5 million, or $0.20 per diluted share, up from $732,000, or $0.10 per diluted share

•	Operating cash use was $340,000, an improvement of $150,000 or 31%, from $490,000

•	Cash, equivalents and short-term investments were $4.2 million, compared to $7.0 million

Additional key operating metrics for the second quarter of 2009:

•	ICG device sales totaled 169 units, including 129 ICG monitors, 94 of which were BioZ Dx systems, 10 BioZ monitors, and 25 Medis ICG monitors

•	Field sales headcount totaled 69 associates, up from 67 one year ago

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

Net Sales – Net sales for the three months ended May 31, 2009 were $5,652,000, down 9% from $6,180,000 for the three months ended May 31, 2008. Overall ICG unit sales decreased 22% to 169 units, down from a total of 217 units in second quarter of 2008. Economic conditions continue to put pressure on capital equipment spending in healthcare and this has affected demand for our BioZ systems. In addition, we received no orders from Mindray during the second quarter of 2009 as their monitor sales have slowed which resulted in our ICG Modules being lower by 40 than the same quarter last year. Of the 169 ICG units sold in the second quarter of 2009, 40 were ICG Modules and 129 were stand-alone ICG Monitors, including 94 BioZ Dx Systems, 10 BioZ Monitors, and 25 Medis ICG Monitors. We also experienced a 10% decline in the average BioZ unit sales price in the direct domestic market resulting from a discount sales promotion offered during the second quarter.

Net sales for the six months ended May 31, 2009 were $10,724,000, down 10% from $11,942,000 for the six months ended May 31, 2008. Total ICG device sales decreased 32% to 327 units, down from a total of 483 units in first six months of 2008. Of the 327 ICG units sold, 65 were ICG Modules and 262 were stand-alone ICG monitors, including 162 BioZ Dx Systems, 18 BioZ Monitors, and 82 Medis ICG Monitors. The decline in sales was principally attributed to reduced module orders and lower sales volumes at our Medis subsidiary, which had substantial sales into Eastern Europe and Mexico during the first half of 2008.

Net sales for the three months ended May 31, 2009 by our domestic direct sales force, which targets physician offices and hospitals, decreased 13% to $4,621,000, from $5,282,000 in the same quarter last year. Net sales for the six months ended May 31, 2009 by our domestic direct sales force was $8,548,000, as compared to $8,575,000 in the same period last year. Domestic sales headcount totaled 69 associates at May 31, 2009, including 33 U.S. territory managers and 23 clinical application specialists, up from 67 sales associates one year ago.

For the three months ended May 31, 2009, international and new market sales increased by $141,000 or 18% to $923,000, from $782,000 in the same period last year. This is principally due to increased new markets revenue, primarily revenue from pharmaceutical companies. For the six months ended May 31, 2009, international and new market sales decreased by $1,231,000 or 39% to $1,896,000, from $3,127,000 during the first six months of 2008. The significant comparative decrease was principally due to the fulfillment of a $1.3 million order for Niccomo ICG Monitors from an Eastern European hospital purchaser shipped by our Medis subsidiary in the first quarter of 2008.

Each time our BioZ ICG products are used, disposable sets of four BioZtect sensors are required. This recurring ICG sensor revenue increased 8% in the three months ended May 31, 2009 to $1,854,000, representing 33% of consolidated net sales, compared with $1,711,000 or 28% of consolidated net sales in the same quarter last year. For the six months ended May 31, 2009, sensor revenue had increased $319,000 or 10%, to $3,531,000, representing 33% of consolidated net sales, compared with $3,212,000, or 27% of consolidated net sales in the same six month period last year.

We believe that sensor revenue growth, to some degree, will be based upon an increasing mix of BioZ Dx Systems in our installed base and the success of our CAS team’s focused customer service efforts, including the expansion of two strategic marketing programs: (i) the Comprehensive Customer Care (C3) program designed to improve our customer care, and ICG satisfaction and proper utilization; and (ii) the ICG CERTIFIED™ program, a global approach to ICG education which extends from patients to all call points in physician offices and beyond to insurance payers, medical schools and patient advocacy groups. We also offer a discount sensor program to our domestic customers, which includes considerable discounts and fixed pricing on sensor purchases in exchange for minimum periodic sensor purchase commitments.

Included in ICG net sales is revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems of $196,000 and $177,000 for the three months ended May 31, 2009 and 2008, respectively. For the six months ended May 31, 2009 and 2008, revenue derived from extended warranty contracts, spare parts, accessories, freight and non-warranty repairs of our BioZ Systems was $338,000 and $282,000, respectively.

Stock-Based Compensation Expense – Stock-based compensation expense for the three months ended May 31, 2009 was $94,000, compared with $97,000 for the three months ended May 31, 2008. Stock-based compensation expense for the six months ended May 31, 2009 was $201,000, compared with $181,000 for the six months ended May 31, 2008. Note 1 to the Consolidated Financial Statements segregates the individual operating expense line item amounts.

Gross Margin – Gross margin for the three months ended May 31, 2009 and 2008 was $3,767,000 and $4,408,000, respectively, a decrease of $641,000 or 15%. The current quarter decrease was largely the result of lower average selling prices of our ICG monitors and fewer overall monitor sales. As a percentage of net sales, gross margin in the second quarter of 2009 was 67%, down from

71% from the same quarter last year. The decreased percentage during the second quarter of 2009 was primarily the result of a greater mix of international unit sales principally sold through distributors at lower average selling prices, and a 10% decline in the average BioZ unit sales price in the direct domestic market resulting from a discount sales promotion offered during the second quarter.

Gross margin for the six months ended May 31, 2009 and 2008 was $7,484,000 and $8,395,000, respectively, a decrease of $911,000 or 11%. As a percentage of net sales, gross margin for each of the first six months of 2009 and 2008 was 70%.

Research and Development Expenses – We invested $370,000 in research and development for each of the quarters ended May 31, 2009 and 2008, respectively. For the six months ended May 31, 2009 we increased our investment in research and development by 12% to $765,000 from $684,000 in the same period last year. The increased investment in the first half of our fiscal 2009 period is primarily due to expenses relating to new product development.

Selling and Marketing Expenses – Selling and marketing expenses during the three months ended May 31, 2009 and 2008 were $3,725,000 and $3,721,000, respectively. The slight increase in the second quarter of 2009 was principally due to $112,000 of higher costs associated with ongoing clinical studies, however this was largely offset by a $52,000 reduction in personnel and related costs and $44,000 relating to the depreciation of long-term demonstration equipment.

Selling and marketing expenses for the six months ended May 31, 2009, were $7,295,000, down from $7,443,000 in the six months ended May 31, 2008. The current year decrease is primarily due to a $475,000 reduction in personnel and related costs and $85,000 reduction in depreciation of long-term demonstration equipment. These decreases were partially offset by a $235,000 increase in investment in clinical studies and provision of $158,000 of additional allowance for doubtful accounts.

As a percentage of net sales, selling and marketing expenses were 66% for the three months ended May 31, 2009, up from 60% for the same quarter last year. For the six months ended May 31, 2009, selling and marketing expenses, as a percentage of net sales, were 68%, up from 62% for the same six month period last year. The increased percentage of selling and marketing expenses to net sales in the current three and six month periods is due primarily to lower sales volumes during each of the periods.

General and Administrative Expenses – General and administrative expenses for the second quarter of 2009 were $816,000, up $55,000 or 7% from $761,000 for the same quarter last year. The current quarter increase is primarily due to approximately $250,000 of expenses relating to the pending merger with Sonosite. These incremental costs were partially offset by $76,000 of lower personnel costs and $40,000 of lower investor relations expenses. As a percentage of net sales, general and administrative expenses for the quarter ended May 31, 2009 were 14%, up from 12% for the quarter ended May 31, 2008.

General and administrative expenses for the first six months of 2009 were $1,589,000, up $57,000, or 4%, from $1,532,000 for the same period last year. The increase in the first six months of 2009 is primarily due to approximately $250,000 of expenses relating to the merger with Sonosite. This was partially offset by $162,000 of lower personnel and related costs. As a percentage of net sales, general and administrative expenses for the six months ended May 31, 2009 and 2008 were 15% and 13%, respectively.

Amortization of Intangible Assets – For the three months ended May 31, 2009, amortization expense was $5,000, compared with $32,000 for the same period in fiscal 2008. For the six months ended May 31, 2009, amortization expense was $31,000, down from $64,000 in the first six months of 2008. The decreases during each of the 2009 periods were due the completion of the five-year amortization cycle of the intangibles at our Medis subsidiary.

Other Income (Expense) – Interest income during the three months ended May 31, 2009 and 2008 was $20,000 and $62,000, respectively. Interest income during the six months ended May 31, 2009 and 2008 was $42,000 and $140,000, respectively. The decrease in interest income during each of the 2009 periods is due to lower average cash balances, lower money market interest rates and fewer internally financed long-term receivables.

Interest expense was $257,000 and $241,000 in the quarters ended May 31, 2009 and 2008, respectively. For the six-month periods ended May 31, 2009 and 2008, interest expense was $504,000 and $475,000, respectively. The increase in interest expense during both periods during 2009 is principally due to the accretion of the discount on our convertible notes under the effective interest method.

For the quarter ended May 31, 2009, we had a $40,000 of foreign currency translation losses, up from $13,000 for the quarter ended May 31, 2008. For the first six months of 2008, foreign currency translation losses were $40,000, up from $24,000 for the same period in 2008. Foreign currency translation losses are a result of the quarterly revaluation of the Medis deferred acquisition liability, which is denominated in Euros, at the current foreign exchange rates in effect on the last day of each reporting period. Now that the Medis deferred acquisition liability has been paid in full, we will no longer incur these foreign currency translation losses related to this item.

Minority Interest in Income of Subsidiary – For the three months ended May 31, 2009 and 2008, we recorded minority interest in the income of our Medis subsidiary, which represents the 20% minority share retained by the sellers, of $19,000 and $11,000, respectively. For the six months ended May 31, 2009, we recorded minority interest in the income of our Medis subsidiary of $68,000, down from $145,000 for the same six month period in 2008. In connection with negotiation of the Merger Agreement, we agreed to repurchase the minority share retained by the sellers, conditioned upon the closing of the merger with SonoSite. The decrease during the first six months of 2009 is the result of the significantly higher income earned during the 2008 period by our Medis subsidiary, largely related to large Eastern European hospital and Mexico shipments recorded during the first quarter of 2008.

Income Tax Provision – For the quarter ended May 31, 2009, we recorded a tax provision of $41,000, compared with $53,000 during the quarter ended May 31, 2008. For the six months ended May 31, 2009, we recorded a tax provision of $180,000, compared with $516,000 during the six months ended May 31, 2008. In each of the reported periods, the tax provisions are based on estimated foreign taxes and estimated minimum U.S. income and franchise taxes. The higher tax provision recorded during the first six months of 2008 is the result of the significantly higher income earned during the period by our Medis subsidiary resulting from large Eastern European hospital and Mexico shipments made in the first quarter of 2008.

Since we have a 100% valuation allowance against our deferred tax assets, we do not recognize an income tax benefit against consolidated pre-tax losses. However, because foreign income is not shielded by our deferred tax assets, we record a tax provision based on estimated foreign taxes resulting from the income earned by our Medis subsidiary during the period.

Income from Discontinued Operations – For the six months ended May 31, 2008, we recorded income from discontinued operations of $127,000. The income reported during the first six months of 2008 is due to the release of estimated previously accrued expenses related to the sale of our former Vermed subsidiary as we do not expect to incur any additional expenses associated with the disposition of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the six months ended May 31, 2009 was $2,065,000, up from $1,278,000 in the same period last year. From an operating cash flow perspective, the $2,946,000 net loss we incurred in the first six months of 2009 included a number of non-cash charges including: provision of $623,000 for doubtful accounts receivable, $132,000 for depreciation, $280,000 for accretion of the discount on our convertible notes and $201,000 for stock-based compensation expense, none of which affect cash flow. The more significant operating uses of cash in the first half were $255,000 used in growing accounts receivables and $297,000 used to reduce accounts payable and accrued compensation. For the second quarter of 2009, the operating cash use was $340,000, an improvement of $150,000 or 31%, from $490,000 in the same period last year.

In the first six months of 2009, net cash used in investing activities was $38,000, up slightly from $35,000 in the same six month period in 2008. The investing cash use in both periods was for purchases of computer equipment and sales demonstration equipment. As we replace and upgrade our existing computer hardware and software and add additional sales personnel, we expect to continue to invest in new computer and demonstration equipment in future periods, however, we believe that purchases of property, plant and equipment in future periods will not materially increase.

Net cash used in financing activities during the first six months of 2009 was $195,000, down from a net cash use of $219,000 in the first six months of 2008. Uses of cash in financing activities for both periods are principally due to debt repayments relating to the purchase of our Medis subsidiary and the mortgage debt on the office building owned by our Medis subsidiary.

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

On November 29, 2006, we entered into an amendment with the holders of the Convertible Notes. The amendment extended the term of the Convertible Notes to April 2011, added a put option under which the holders could have elected in January 2009 to be repaid in April 2009, and eliminated the embedded derivative instrument by revising the anti-dilution language. As a result of this amendment, the requirement to classify the embedded conversion option as a derivative liability was eliminated and the derivative liability was reclassified to shareholders’ equity. The holders of the

Convertible Notes were required to notify us in writing no later than January 11, 2009, in order to exercise their put option to be repaid on April 11, 2009. The holders of the Convertible Notes did not make the election for early repayment and, as a result, the notes and any accrued but unpaid interest are scheduled to be repaid on April 11, 2011. As part of the June 9, 2009 Merger Agreement, SonoSite must prepay in full all of our outstanding Convertible Notes at the effective time of the merger, and the Convertible Notes will thereafter be cancelled and any remaining discount written off.

In 2004, the Company issued letters of credit relating to the acquisition of Medis to secure the deferred acquisition payments due to the minority shareholders of Medis to be paid annually over five years through 2009. During the quarter, the Company made the final payment to the Medis minority shareholders, however the letters of credit did not expire according to their terms until June 1, 2009, and therefore, at May 31, 2009, the Company had outstanding letters of credit of $215,000 (€152,000). The deferred acquisition payments and related accrued interest is segregated and classified as current liabilities in the consolidated balance sheet. The letters of credit were secured by a certificate of deposit in the face amount of $243,000 which is included on the balance sheet under “Cash and cash equivalents – restricted.”

At May 31, 2009, we had net operating loss carryforwards of approximately $56 million for federal income tax purposes that begin to expire in 2011. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. In 2004, we retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes as defined in Internal Revenue Code (IRC) Section 382 that may have occurred. As a result of this study, and management’s consideration of subsequent share ownership activity, we do not believe that the ownership change limitations would impair our ability to use our net operating losses against our current forecasted taxable income. Upon the close of the pending merger, the Company believes that its net operating loss carryforwards may be significantly restricted.

In April 2008, we received a Nasdaq Deficiency Letter indicating that our common stock failed to comply with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450(a)(5). The letter was issued in accordance with standard Nasdaq procedures because our common stock closed below $1.00 per share for 30 consecutive trading days. We were afforded 180 calendar days to regain compliance with the minimum bid requirement. On May 8, 2008, our shareholders approved a reverse split of one-for-seven shares of our common stock and proportionate reduction in the number of authorized shares of our common and preferred stock. On May 9, 2008, our common stock began trading on a split-adjusted. On May 23, 2008, we received notification from Nasdaq that it had regained compliance with the listing requirements. Our stock traded below the $1.00 minimum bid price from October 14, 2008 until after the announcement of the Merger Agreement on June 9, 2009. Because of recent volatility and declines in the financial markets, Nasdaq temporarily suspended the continued listing requirements related to bid price and market value during the period of October 16, 2008 to July 20, 2009.

We believe that over the next 12 months we will be able to reduce our operating cash use to a level that we believe, along with our cash and cash equivalent balances, will be sufficient to support our ongoing operating plans, to fund our anticipated capital expenditures and to meet our working capital requirements. Over the longer term, if the merger with SonoSite is not completed as expected, we will be required to repay our Convertible Notes due April 11, 2011. While we believe that we are adequately capitalized in the near-term, had we not entered into the Merger Agreement, our long-term liquidity and viability would depend on our ability to commercialize the BioZ and our other products, and there is no assurance how long we would be able to sustain our operations at their current level. If the merger is terminated in circumstances that would require us to pay SonoSite a termination fee of $750,000 and reimburse SonoSite and Merger Sub for their actual expenses up to an additional $750,000, as described in the Merger Agreement, these payments could cause significant liquidity and long-term financial viability issues for CardioDynamics. Therefore, if the merger is not completed as expected, we may attempt to raise additional funds through public or private financing, bank loans, collaborative relationships, dispositions or other arrangements. In addition, we may seek ways to maximize shareholder value including appropriate merger, acquisition, restructuring or divestiture opportunities. As we consider opportunities to acquire or make investments in other technologies, products and businesses, we may choose to finance such acquisitions or investments by incurring debt or issuing equity securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that in an inactive market, fair value is the price to sell the asset in an orderly transaction and clarifies and includes additional factors for determining inactive markets. FSP FAS 157-4 is effective for interim and fiscal years ending after June 15, 2009, and we are required to adopt FSP FAS 157-4 in our fourth quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 157-4 will have a material impact on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS
124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. FSP FAS 115-2 and FAS 124-2 require the presentation of the total other-than-temporary impairment in the statement of earnings for those impairments involving credit losses with an offset for the remainder of the impairment recognized in other comprehensive income. Upon adoption, FSP FAS 115-2 and FAS 124-2 require a cumulative-effect adjustment in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and fiscal years ending after July 15, 2009, and we are required to adopt FSP FAS 115-2 and FAS 124-2 in our fourth quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require FAS 107 disclosures related to the fair value of its financial instruments when summarized financial information is presented for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and fiscal years ending after July 15, 2009, and we are required to adopt FSP FAS 107-1 and APB 28-1 in our fourth quarter of fiscal 2009. We do not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF
03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. We do not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and we anticipate adoption of this in the first quarter of fiscal 2010. We do not believe the adoption of FSP EITF
03-6-1 would effect our calculation of earnings per share.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement).” The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If applicable, we will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. We are required to adopt the pronouncement in the first quarter of fiscal 2010, however we do not expect that the adoption of APB 14-1 will be material to our financial position and results of operations.

In April 2008, the FASB issued EITF 07-05, “Determining whether an Instrument, (or Embedded Feature), is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We do not believe that the adoption of EITF 07-05 in fiscal 2010 will not have any impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal periods beginning after December 15, 2008 and requires retrospective application of its presentation requirements. We are required to adopt SFAS 160 in the first quarter of fiscal 2010. We have not determined the impact, if any, the adoption of SFAS 160 will have on its financial position and results of operations, but do not expect that the impact would be material.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to off-balance sheet arrangements other than operating leases, have not engaged in trading activities involving non-exchange traded contracts and are not a party to any transaction with persons or activities that derive benefits from their non-independent relationships with us.

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

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. On occasion, we offer customers a limited Medicare reimbursement guarantee under which we would be responsible for the remaining unbilled payments if Medicare rescinded all coverage for our product within the guarantee period of up to five years. However, we believe the probability of payment is remote and thus recognize full revenue on the sale. Revenue is recorded net of any discounts or trade-in allowances.

We also occasionally sell products under long-term financing arrangements, and when collectability is reasonably assured, we recognize the present value of the minimum payments as revenue, based on the interest rate implicit in the financing agreement. Deferred interest income is recognized on a monthly basis over the term of the financing arrangement. When collectability is not reasonably assured, we defer the revenue over the cash collection period. For the three and six months ended May 31, 2008, revenue recorded upon the shipment of long-term financing sales accounted for approximately 1.3% and 1.0%, respectively, of total net sales. For the three and six months ended May 31, 2009, we recorded no revenue upon shipment from long-term financing sales. Revenue for separately priced extended warranty contracts is recognized ratably over the life of the contract. Amounts received for warranty contracts that have not yet been earned are recorded as deferred revenue. For the three months ended May 31, 2009 and 2008, revenue from extended warranty contracts accounted for approximately 1.0% and 0.8% of total net sales. For the six months ended May 31, 2009 and 2008, revenue from extended warranty contracts accounted for approximately 1.0% and 0.7% of total net sales.

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

Goodwill is recorded on the books of our Medis subsidiary, therefore exchange rate fluctuations will affect enterprise value from period to period. Impairment testing indicated that the estimated fair value of our Medis subsidiary exceeded its corresponding carrying amount, and as such, no impairment exists as of May 31, 2009 and November 30, 2008.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s process of gathering, analyzing and disclosing information that is required to be disclosed in its periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Securities Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, the Company’s business, operations and finances.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We have made no change in our internal control over financial reporting in connection with our quarter ended May 31, 2009 internal control testing and evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 19, 2009, a purported class action complaint was filed on behalf of our shareholders in San Diego County Superior Court naming as defendants CardioDynamics, SonoSite, Merger Sub, and the members of our Board of Directors (“Shareholder Litigation”). An amended complaint was filed on June 23, 2009. The amended complaint generally alleges that, in connection with approving the merger and describing the merger process in the preliminary proxy statement, our directors breached their fiduciary duties owed to CardioDynamics shareholders. It further alleges that we and SonoSite aided and abetted our directors in this alleged breach of fiduciary duty. The amended complaint seeks, among other things, an injunction precluding consummation of the merger.

On July 4, 2009, CardioDynamics reached an agreement in principle with the plaintiff regarding the settlement of the Shareholder Litigation. In connection with the settlement contemplated by that agreement in principle, the lawsuit and all claims asserted therein will be dismissed with prejudice. As part of the settlement, the defendants deny all allegations of wrongdoing. The terms of the settlement contemplated by that agreement in principle require that CardioDynamics make certain additional disclosures related to the proposed merger, which were contained in its definitive proxy statement. The parties also agreed that the plaintiff may seek attorneys’ fees and costs up to and including the amount of $165,000, if such fees and costs are approved by the Court. There will be no other payment in connection with the proposed settlement. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including Court approval following notice to CardioDynamics’ shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle. If finally approved by the Court, the settlement will resolve all of the claims that were or could have been brought by or on behalf of the proposed settlement class in the actions being settled, including all claims relating to the proposed merger and any disclosure made in connection with the proposed merger.

Item 1A.	Risk Factors

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements: No Assurances Intended,” in Part I, Item 2 of this report. Also, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2008, which could materially affect our business, financial condition or future results.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

In addition, with respect to the pending merger transaction with SonoSite, we believe the following factors could cause actual results to differ materially from those discussed in forward-looking statements:

•

We have been named as a party to a purported class action lawsuit, and we may be named in additional litigation, all of which could require time and attention from certain members of management and result in significant legal expenses. An unfavorable outcome in any lawsuit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•

Our pending merger transaction may involve unexpected costs, our business may suffer as a result of uncertainty surrounding the merger, we may be unable to obtain shareholder approval required to consummate the merger, or other factors may impact our business in the interim or our ability to close the merger transaction, including, but not limited to:

•	our financial performance through the completion of the merger;

•

satisfaction of the closing conditions set forth in the Merger Agreement, including among others, (i) receipt of the required shareholder approval, (ii) the absence of any change, circumstance, condition, state of facts, events or effect that constitutes a material adverse effect (as further described in the Merger Agreement), (iii) the absence of notice from shareholders holding in the aggregate more than 5% of our common stock that they intend to exercise dissenters’ rights, and (iv) the required level of transitional employees and other employees who are offered continuing employment with SonoSite remain employed with us through the closing of the merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the failure of the merger to close for any other reason;

•	diversion of management’s attention from ongoing business concerns during the pendency of the merger;

•

the amount of the costs, fees, expenses and charges related to the merger, including the risk that the Merger Agreement may be terminated in circumstances (which include in the event the Merger Agreement is not approved by our shareholders) that would require us to pay SonoSite a termination fee of $750,000, plus reimburse SonoSite and Merger Sub for actual expenses up to an additional $750,000, the payment of which could cause significant liquidity and long-term financial viability issues for us;

•

the effect of the announcement of the merger on our customer and employee relationships, operating plans and results and our business generally, including the risk that we may experience a decline in sales and employee retention;

•	business uncertainty and contractual restrictions during the pendency of the merger;

•	our history of losses and variable financial results;

•	competitive pressures and the general economic conditions; and

•	the volatility of the stock market, our stock price and interest rates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Title

2.1

Agreement and Plan of Merger, dated as of June 9, 2009, by and among CardioDynamics International Corporation, SonoSite, Inc. and Canada Acquisition Corp. (incorporated by reference to Form 8-K filed June 9, 2009).

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

CardioDynamics International Corporation

Date: July 14, 2009	By:	/s/ Michael K. Perry
Michael K. Perry Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2009	By:	/s/ Stephen P. Loomis
Stephen P. Loomis Chief Financial Officer and Vice President of Operations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

2.1

Agreement and Plan of Merger, dated as of June 9, 2009, by and among CardioDynamics International Corporation, SonoSite, Inc. and Canada Acquisition Corp. (incorporated by reference to Form 8-K filed June 9, 2009).

31.1	Certification of CEO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.